Form 10-Q
period 2000-03-31
IVP TECHNOLOGY CORP
filed 2000-05-25
CIK 1011601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2000
                               -------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission File Number:  000-30397
                       --------------------------

                           IVP TECHNOLOGY CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                     65-6998896
--------------------------------               ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9 Canada
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   9053069343
                        ------------------------------------
              (Registrant's telephone number, including area code)

      --------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,140,848 shares of Common Stock, $.001 par value, were outstanding as of May 19, 2000.

Transitional Small Business Disclosure Forms (check one):
      Yes |_| No |X|

                        PART I - FINANCIAL INFORMATION:

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
      At March 31, 1999 and March 31, 2000                             F-1

CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended March 31, 1999                        F-2
      For the Three Months Ended March 31, 2000

CONSOLIDATEDSTATEMENTS OF CASH FLOWS                                   F-3
      For the Three Months Ended March 31, 1999
      For the Three Months Ended March 31, 2000
      For the Period January 1, 1998 (Inception of development stage) to March 31, 2000

NOTES TO FINANCIAL STATEMENTS                                          F-4- F-5

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                          March 31      December 31
                                                            2000            1999
                                                            ----            ----
                                                        (Unaudited)
                                     ASSETS

CURRENT

 Cash                                                   $    263,214    $       281

LICENSE AGREEMENT - NET                                       47,816        114,000

OTHER ASSETS                                                     872            872
                                                        ------------    -----------
                                                        $    311,902    $   115.153
                                                        ============    ===========

                                   LIABILITIES

CURRENT
 Accounts payable and accrued liabilities               $    236,588    $   233,412
 Management fees payable (note 5)                            450,000        450,000
                                                        ------------    -----------
                                                             686,588        683,412
                                                        ------------    -----------

                            SHAREHOLDERS' DEFICIENCY

COMMON STOCK (note 4)
 Common stock, $.001 par value 50,000,000 authorized,
 32,340,848 and 27,490,848 issued and outstanding at
 March 31, 2000 and December 31, 1999 respectively            32,341         27,491
 Additional paid-in capital                               10,093,266      9,423,115
                                                        ------------    -----------
                                                          10,125,607      9,450,606

ACCUMULATED DEFICIT (accumulated in development stage
$9,524,127 and $8,906,349 in the three months ended
March 31, 2000 and the year ended December 31, 1999
respectively)                                            (10,500,293)    (9,882,515)
                                                        ------------    -----------
                                                            (374,686)      (431,909)
Less subscriptions receivable                                 -            (136,350)
                                                        ------------    -----------
                                                            (374,686)      (568,259)
                                                        ------------    -----------
                                                        $    311,902    $   115,153
                                                        ============    ===========

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Three Months Ended
                                                   March 31
                                                  (Unaudited)
                                            2000             1999     Cumulative from
                                            ----             ----     January 1,1998
                                                                        (Inception of
                                                                     development stage) to
                                                                      March 31,2000

REVENUE                                  $       -       $       -     $        -
                                         ------------    -----------   -------------

OPERATING EXPENSES

 Amortization                                  66,184              -        172,184
 Bad debts                                     -                   -         25,000
 Bank charges                                      23              -            450
 Foreign exchange (gain)                        2,582              -           (460)
 Interest                                      -                   -         27,461
 Legal and accounting                          93,653              -        304,333
 Management fees                                2,000              -        452,000
 Office and general                               150              -         45,312
 Development fees and software support         12,609              -         72,914
 Consulting fees                              435,000              -      3,656,378
 Travelling and promotion                       5,577              -         36,385
                                         ------------    -----------   -------------
                                              617,778              -      4,791.957
                                         ------------    -----------   -------------
LOSS FROM OPERATIONS                         (617,778)             -     (4,791,957)

WRITE DOWN OF GOODWILL                         -                   -     (4,000,000)
                                         ------------    -----------   -------------

LOSS BEFORE EXTRAORDINARY ITEM               (617,778)             -     (8,791,957)

EXTRAORDINARY ITEM:

LOSS ON EXTINGUISHMENT OF DEBT                      -              -       (732,170)

NET LOSS                                 $   (617,778)   $         -   $ (9,524,127)
                                         ============    ==========    ============

NET LOSS PER SHARE-BASIC AND DILUTED     $      (0.02)   $         -   $      (0.47)
                                         ============    ==========    ============

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
  BASIC AND DILUTED                        28,658,980     16,353,848     20,385,485
                                         ============    ==========    ============

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Three Months Ended
                                                                              March 31
                                                                            (Unaudited)
                                                                          2000         1999     Cumulative from
                                                                          ----         ----     January 1, 1998
                                                                                                (Inception of
                                                                                              development stage) to
                                                                                                  March 31,2000

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                        $(617,778)    $  --    $ (9,524,127)
                                                                        ---------     -------  ------------
    Adjustments to reconcile net loss to net cash (used in)
    operating activities:
        Amortization                                                       66,184        --         172,184
        Loss on extinguishment of debt                                         --        --         732,170
        Write-off of goodwill and other costs                                  --        --       4,000,000
        Stock issued for services                                              --        --       3,010,000

    Changes in operating assets and liabilities:
    Increase (decrease)
        Accounts payable and accrued expenses                               3,176        --         165,460
        Management fees payable                                                --        --         450,000
                                                                        ---------     -------  ------------
Total adjustments                                                          69,360        --       8,529,814
                                                                        ---------     -------  ------------
Net cash used in operating activities                                    (548,418)       --        (994,313)
                                                                        ---------     -------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Minority interest                                                          --        --             400
    Other                                                                      --        --             400
                                                                        ---------     -------  ------------
        Net cash used in investing activities                                  --        --             800
                                                                        ---------     -------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and
    collected subscriptions                                               811,351        --       1,235,321
    Proceeds from loans                                                        --        --          14,335
    Proceeds from stockholders                                                 --        --           6,618
                                                                        ---------     -------  ------------
  Net cash provided by financing activities                               811,351        --       1,256,274
                                                                        ---------     -------  ------------
Net increase in cash                                                      262,933        --         262,761

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                       281        --             453
                                                                        ---------     -------  ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                       $ 263,214     $  --    $    263,214
                                                                        =========     =======  ============

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the securities and exchange commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

      It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      For further information, refer to the consolidated financial statements and footnotes in the Company's audited financial statements for the year ended December 31, 1999 included in the Form 8-K filed on April 17, 2000.

2.    GOING CONCERN

      The company's consolidated financial statements have been prepared on the accounting principles applicable to a going concern, which contemplates that the company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business.

      The company has an urgent need for equity capital and financing for working capital requirements. No agreements with lenders or investors have been reached and there is no assurance that such will take place. Because of the operating losses of the past two years and the working capital deficiency as at March 31, 2000, the company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. It is not possible to predict whether financing efforts will be successful or if the company will attain profitable levels of operation.

3.    ACQUISITION AND CONSULTING AGREEMENT

      The Company entered into an agreement with the principal stockholder of Erebus Corporation whereby the principal stockholder will provide certain stipulated services with regard to the Company becoming a United States SEC reporting company. The consideration to the stockholder was $200,000.

      The Company acquired all of the issued and outstanding capital stock of Erebus Corporation, an inactive reporting shell for the issuance of 350,000 common shares. The transaction was accounted for as a recapitalization of the company with a par value of $350 charged to additional paid-in capital.

                           IVP TECHNOLOGY CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

4.    CAPITAL STOCK

      The balance at the beginning of the year of the common stock account is 27,490,848 shares amounting to $9,450,606. During the year the company issued 4,850,000 shares for $675,000. The balance as March 31, 2000 is 32,340,848 shares amounting to $10,125,607. The subscription receivable at December 31, 1999 of $136,350 was collected during the period

5.    SUBSEQUENT EVENT

      The company issued, subsequent to March 31, 2000, 600,000 common shares in satisfaction of the $450,000 management fees payable at period end to three former officers of the company

Item 2. Plan of Operation.

      The following is a discussion of our plan of operation and should be read together with our financial statements and notes included in this 10-Q.

      The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

Overview.

      We were incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chief, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation (which may be referred to herein as "we," "us," "IVP" or the "Company") for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. On March 30, 1999, we entered into a fourteen-month software distribution agreement with Orchestral Corporation whereby Orchestral granted to us the exclusive right to market and distribute Orchestral's PowerAudit software in the United States. In September 1999, the distribution agreement was amended to include the European Economic Community.

      PowerAudit is a software product designed to provide a platform for remote data collection and market survey purposes. PowerAudit operates on handheld computers that run on Microsoft's Windows CE operating system and allows field employees to collect specific data and transmit that data via the Internet to a server located at the employee's main office or other location. PowerAudit was designed for use by organizations that market and distribute many products, including entities such as consumer goods distributors and pharmaceutical and healthcare companies.

      PowerAudit will benefit any organization that requires immediate and qualified data from the field, including companies involved in surveying sales reporting and merchandising, retail and industrial auditing, pharmaceutical research and agriculture. The information collected in the field is available to decision makers immediately for analysis. Supervisors or other decision makers can add to or revise the survey or develop a different survey to elicit other information depending upon the information received in the initial survey, transmit the revised survey on a wireless basis to the field employee via the Internet and have the employee conduct a new survey. Current marketing strategy can be revised or new marketing strategy can be implemented based upon the results garnered from field surveys. When integrated into a client's overall strategy, accurate, relevant and timely information can provide a powerful decision-making tool.

      Management has been advised by Orchestral, the developer of PowerAudit, that the software is ready for commercial distribution and that PowerAudit currently is being used by two large Canadian corporations that report that the software operates within the designed parameters.

      We presently are initiating marketing operations in the United States and Europe and will target HPC original equipment manufacturers, computer systems integrators, data base management and service providers and potential end-users of the software. At such time as funds become available, if ever, we intend to engage marketing personnel and implement our marketing plan.

      We have not generated any revenues from operations to date. At March 31, 2000, we had a working capital deficiency of ($374,686), a cumulative stockholder deficiency of $10,500,293 (the period January 1, 1998 through March 31, 2000) and a net operating loss of $9,524,127 attributable to our PowerAudit operations (the period January 1, 1998 through March 31, 2000). We have not been profitable since inception and we expect to incur operating losses through at least the end of 2000. Other than in connection with a verbal agreement between us and Orchestral, whereby we have agreed to pay to said entity the sum of $162,500 in payment of the first year's royalties under the Software Distribution Agreement, as described below, we have no cash obligations at this time.

Plan of Operation.

      We require substantial additional funds to implement our business plan, including the full range of marketing programs and plans for future growth. We require funds for the following purposes:

      o     to implement our marketing strategy;

      o to develop and implement a customer service department to assist end-users of PowerAudit with problems;

      o     to develop future products;

      o to take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities and acquisitions of complementary businesses or assets.

      We will seek to obtain additional funds through sales of equity and/or debt securities, or other external financing in order to fund its current operations and to achieve our business plan. We cannot give any assurances that additional capital resources will be available, or, if available, on acceptable terms. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and out business could be materially and adversely affected.

      We must meet our obligation to Orchestral under the Software Distribution Agreement. The Software Distribution Agreement provides that if we achieve a minimum of one million dollars ($1,000,000) of gross revenues attributable to sales of PowerAudit within the term of the agreement, then the agreement shall be automatically extended for a further period of one (1) year. Thereafter, the Software Distribution

Agreement shall be terminable on six (6) months notice by either party. As of the date hereof, we have not commenced sales of PowerAudit nor paid any royalties to Orchestral, which would result in the loss of the license. Orchestral has agreed orally to accept from us a payment equal to the minimum royalty for the first year of the agreement, equal to $162,500, which is due by May 30, 2000, to extend the Distribution Agreement for a one-year period. We are seeking to secure funds to make said payment but can provide no assurances that we will obtain the funds prior to the expiration of the Distribution Agreement. At such time as we make payment to Orchestral, we will seek to negotiate a longer term of the Software Distribution Agreement.

      In the event that the Software Distribution Agreement is terminated for any reason or is not renewed by Orchestral, we would be required to license a substitute remote data collection software application that runs on the Microsoft CE operating system, which could be less desirable and could be costly in terms of cash and other resources and which may not be available on terms and conditions acceptable to us, if at all. In the alternative, we could develop our own remote data collection software application, which would take considerable time, resources and expense, and would divert management's attention from day-to-day business activities. Moreover, any interruption in the service component of the distribution agreement could cause users to of PowerAudit to abandon the software and sue us for damages. Any failure to maintain the software distribution agreement with Orchestral would have a material adverse effect on our business and results of operations.

      Management intends to focus on the following issues for the balance of 2000:

            >> To obtain a listing of its common stock on the Nasdaq SmallCap Market;

            >>    To complete a financing which will allow us to:

                  o Secure the services of three additional employees, including a Chief Technology Officer, a US marketing manager and a European marketing manager;

                  o     Implement our marketing plan; and

                  o Identify, evaluate and, where appropriate, acquire the rights additional software products.

      We recognize that the Windows CE operating system for HPC's is not as widely distributed as the Palm operating system for HPC's. The trend over the last two years indicates that HPC's employing the Palm operating system are increasing as a percentage of the total market for HPC's. We believe that HPC's employing the Palm operating system are being used primarily for personal use and not by businesses or in a business context. We further believe that as businesses are made aware of the utility of software such as PowerAudit that many such operations could begin to offer HPC's running on the

Window CE platform to their employees in an effort to increase productivity. We will seek to extol the advantages PowerAudit software offers to businesses to overcome the current trend.

PART II -- OTHER INFORMATION.

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item. 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

      On March 6, 2000, we completed an offering of 4,500,000 Shares of Common Stock at an offering price of $.15 per share common stock pursuant to Rule 504 promulgated under the Securities Act of 1933. Of the 4,500,000 shares offered, we sold, 3,000,000 were sold for cash, aggregating $450,000 and we sold 1,500,000 shares for services rendered valued at $225,000.

      We applied the cash proceeds from the offering as follows:

      o $200,000 in connection with affecting the business combination with Erebus Corporation;

      o $75, 000 for legal and accounting services provided to us in connection with the business combination with Erebus Corporation and completion of the financing completed pursuant to Rule 504;

      o $12,600 to Orchestral Corporation in consideration for three months of maintenance and first and second level support on PowerAudit software, and

      o     $162,400 for working capital and general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          None.

      (b) Reports on Form 8-K.

      See Form 8-K filed on April 20, 2000.

Item 27. Financial Data Schedule.

         Filed herewith.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 22, 2000
      ------------------

                                        IVP TECHNOLOGY CORPORATION
                                        ----------------------------------------
                                               (Registrant)


                                        /s/  John Maxwell
                                          --------------------------------------
                                                  President