Form 10QSB
period 2000-06-30
IVP TECHNOLOGY CORP
filed 2000-08-24
CIK 1011601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 2000
                                 -------------

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission File Number:  000-30397
                         ---------

                           IVP TECHNOLOGY CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        65-6998896
           ------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

        54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9 Canada
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 306-9343
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,210,848 shares of Common Stock, $.001 par value, were outstanding as of August 21, 2000.

Transitional Small Business Disclosure Forms (check one):

            Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET
          At June 30, 2000 unaudited and December 31, 1999.                  F-1

CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED                              F-2
          For the Three Months Ended June 30, 2000
          For the Three Months Ended June 30, 1999
          For the Six Months Ended June 30, 2000
          For the Six Months Ended June 30, 1999
          Cumulative from January 1, 1998 (inception of development stage)
                   through June 30, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED                              F-3
          For the Six Months Ended June 30, 2000
          For the Six Months Ended June 30, 1999
          Cumulative from January 1, 1998 (inception of development stage)
                   to June 30, 2000

NOTES TO FINANCIAL STATEMENTS                                                F-4 - F-5

                           IVP TECHNOLOGY CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                           IVP TECHNOLOGY CORPORATION

                                  JUNE 30, 2000

                                    CONTENTS

                                                                         Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheet                                             1
    Consolidated Statement of Operations                                   2
    Consolidated Statement of Cash Flows                                   3
    Notes to Consolidated Financial Statements                           4 - 5

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                            June 30       December 31
                                                                              2000            1999
                                                                              ----            ----
                                                                           (Unaudited)
                                     ASSETS

CURRENT

  Cash                                                                    $    126,272    $        281

LICENSE AGREEMENT - NET                                                             --         114,000

OTHER ASSETS                                                                       872             872
                                                                          ------------    ------------

                                                                          $    127,144    $    115,153
                                                                          ============    ============

                                   LIABILITIES

CURRENT

  Accounts payable and accrued liabilities                                $    278,806    $    233,412
  Management fees payable                                                           --         450,000
                                                                          ------------    ------------

                                                                               278,806         683,412
                                                                          ------------    ------------

                            SHAREHOLDERS' DEFICIENCY

COMMON STOCK (note 4)
  Common stock, $.001 par value 50,000,000 authorized,
  33,340,848 and 27,490,848 issued and outstanding at
  June 30, 2000 and December 31, 1999 respectively                              33,341          27,491
  Additional paid-in capital                                                10,842,266       9,423,115
                                                                          ------------    ------------

                                                                            10,875,607       9,450,606

  ACCUMULATED DEFICIT (accumulated in development stage $10,051,103 and
  $8,906,349 in the six months ended June 30, 2000 and the year ended
  December 31, 1999 respectively)                                          (11,027,269)     (9,882,515)
                                                                          ------------    ------------

                                                                              (151,662)       (431,909)

  Less subscriptions receivable                                                     --        (136,350)
                                                                          ------------    ------------

                                                                              (151,662)       (568,259)
                                                                          ------------    ------------

                                                                          $    127,144    $    115,153
                                                                          ============    ============

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                               Cumulative from
                                   Three Months Ended              Six Months Ended            January 1, 1998
                                        June 30                         June 30                 (Inception of
                                      (Unaudited)                     (Unaudited)           development stage) to
                                  2000            1999            2000           1999            June 30,2000
                                  ----            ----            ----           ----            ------------
REVENUE                      $         --    $         --    $         --    $         --        $         --
                             ------------    ------------    ------------    ------------        ------------

OPERATING EXPENSES

  Amortization                     47,816          12,858         114,000          12,858             220,000
  Bad debts                            --              --              --              --              25,000
  Bank charges                         89             304             112             304                 539
  Foreign exchange (gain)         (25,553)         (8,207)        (22,971)         (8,207)            (26,013)
  Interest                             --          13,126              --          13,126              27,461
  Legal and accounting             42,178          63,950         135,831          63,950             346,511
  Management fees                 303,000         150,000         305,000         150,000             755,000
  Office and general                4,278           1,280           4,428           1,280              49,590
  Development fees and
      software support             14,800          35,000          27,409          35,000              87,714
  Consulting fees                  81,122         100,000         516,122         100,000           3,737,500
  Travelling and promotion         59,246           9,973          64,823           9,973              95,631
                             ------------    ------------    ------------    ------------        ------------

                                  526,976         378,284       1,144,754         378,284           5,318,933
                             ------------    ------------    ------------    ------------        ------------

LOSS FROM OPERATIONS             (526,976)       (378,284)     (1,144,754)       (378,284)         (5,318,933)

WRITE DOWN
      OF GOODWILL                      --              --              --              --          (4,000,000)
                             ------------    ------------    ------------    ------------        ------------

LOSS BEFORE EXTRA-
      ORDINARY ITEM              (526,976)       (378,284)     (1,144,754)       (378,284)         (9,318,933)

EXTRAORDINARY ITEM:

LOSS ON EXTINGUISHMENT
      OF DEBT                          --              --              --        (732,170)           (732,170)
                             ------------    ------------    ------------    ------------        ------------

NET LOSS                     $   (526,976)   $   (378,284)   $ (1,144,754)   $ (1,110,454)       $(10,051,103)
                             ============    ============    ============    ============        ============

NET LOSS PER SHARE-
      BASIC AND DILUTED             (0.02)          (0.02)   $      (0.04)   $      (0.06)       $      (0.46)
                             ============    ============    ============    ============        ============

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
    BASIC AND DILUTED          33,187,002      20,533,650      30,922,991      18,455,296          21,662,829
                             ============    ============    ============    ============        ============

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               Cumulative from
                                                                    Six Months Ended           January 1, 1998
                                                                         June 30                (Inception of
                                                                       (Unaudited)          development stage) to
                                                                   2000           1999           June 30,2000
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                              $ (1,144,754)   $ (1,110,454)      $(10,051,103)
                                                              ------------    ------------       ------------
    Adjustments to reconcile net loss to net cash (used in)
    operating activities:
        Amortization                                               114,000          12,858            220,000
        Loss on extinguishment of debt                                  --         732,170            732,170
        Write-off of goodwill and other costs                           --              --          4,000,000
        Stock issued for services                                  300,000          10,000          3,310,000

    Changes in operating assets and liabilities:
    Increase (decrease)
        Accounts payable and accrued expenses                       45,394          (4,141)           207,678
        Management fees payable                                         --              --                 --
                                                              ------------    ------------       ------------

Total adjustments                                                  459,394         750,887          8,469,848
                                                              ------------    ------------       ------------

Net cash used in operating activities                             (685,360)       (359,567)        (1,131,255)
                                                              ------------    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Minority interest                                                   --              --                400
    Other                                                               --              --                400
                                                              ------------    ------------       ------------

        Net cash used in investing activities                           --              --                800
                                                              ------------    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and
     collected subscriptions                                       811,351         384,360          1,235,321
    Proceeds from loans                                                 --              --             14,335
    Proceeds from stockholders                                          --              --              6,618
                                                              ------------    ------------       ------------

    Net cash provided by financing activities                      811,351         384,360          1,256,274
                                                              ------------    ------------       ------------

Net increase in cash                                               125,991          24,793            125,819

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                281              --                453
                                                              ------------    ------------       ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $    126,272    $     24,793       $    126,272
                                                              ============    ============       ============

                             SEE ACCOMPANYING NOTES

                           IVP TECHNOLOGY CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

      The company has an urgent need for equity capital and financing for working capital requirements. No agreements with lenders or investors have been reached and there is no assurance that such will take place. Because of the operating losses of the past two years and the working capital deficiency as at June 30, 2000, the company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. It is not possible to predict whether financing efforts will be successful or if the company will attain profitable levels of operation.

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

                           IVP TECHNOLOGY CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

4.    CAPITAL STOCK

      The balance at the beginning of the year of the common stock account is 27,490,848 shares amounting to $9,450,606. During the 3 month period ended March 31,2000 the Company issued 4,850,000 shares for $675,000. During the 3 month period ended June 30,2000 the Company issued 600,000 common shares in satisfaction of the legal obligation of $450,000 arising out of a legal settlement reached with three former officers of the Company. Additionally 400,000 common shares were issued to two officers of the Company for past services. The stock was valued on the same basis for an aggregate management fee expense of $300,000. The balance as of June 30, 2000 is 33,340,848 shares amounting to $10,875,607. The subscription receivable at December 31, 1999 of $136,350 was collected during the first quarter.

5.    SUBSEQUENT EVENT

      Subsequent to June 30, 2000 the Company issued 300,000 common shares under an extended consulting agreement whereby the consultant agrees to assist the Company in raising stipulated minimum equity capital and perform other consulting services. The 300,000 common shares will be valued at $ 0.175 a share based on the quoted share price at the agreement date.

      Subsequent to June 30, 2000 the Company entered into a consulting agreement. The consideration for these services was 70,000 common shares of the capital stock of the corporation and $8,000. The 70,000 common shares will be valued at $ 0.688 a share based on the quoted share price at the agreement date.

Item 2. Plan of Operation.

      The following is a discussion of our plan of operation and should be read together with our financial statements and notes included in this 10-QSB.

      The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

Overview.

      We were incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chief, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation (which may be referred to herein as "we," "us," "IVP" or the "Company") for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. On March 30, 1999, we entered into a fourteen-month software distribution agreement with Orchestral Corporation whereby Orchestral granted to us the exclusive right to market and distribute Orchestral's PowerAudit software in the United States. In September 1999, the distribution agreement was amended to include the European Economic Community. In May 2000, the Software Distribution Agreement was further amended to extend the term of the agreement and expand the territory, among other things, and consists of the terms, rights and obligations described elsewhere herein (Part II, Item 5).

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

      Management has been advised by Orchestral that PowerAudit currently is being used by two large Canadian corporations that report that the software operates within the designed parameters.

      We presently are initiating marketing operations in the United States and Europe and will target HPC original equipment manufacturers, computer systems integrators, data base management and service providers and potential end-users of the software. At such time as funds become available, if ever, we intend to engage marketing personnel and implement our marketing plan.

      On August 17, 2000, we entered into an agreement to license one server and forty client licenses (for use on the handheld devices) to Strategic Merchandise Partners, Inc. ("SMP"). Pursuant to this agreement, SMP would pay an aggregate of $107,360 to IVP, of which $88,000 would be attributable to the license of the software and $19,360 would be attributable to maintenance of the software. The first payment of $26,840 was made on August 18, 2000, and the balance ($80,520) is payable in twelve equal installments of $6,710 on the first of each month after the effective date of the agreement.

      At June 30, 2000, we had not generated any revenues from operations. At June 30, 2000, we had a cumulative working capital deficiency of $152,534, a stockholder deficiency of $151,662 and a net operating loss of $1,144,754 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2000. Except as described in the Software Distribution Agreement, we have no cash obligations at this time.

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

      We will seek to obtain additional funds through sales of equity and/or debt securities, or other external financing in order to fund current operations and to achieve our business plan. We cannot give any assurances that additional capital resources will be available, or, if available, on acceptable terms. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and out business could be materially and adversely affected.

      In May 2000, we paid to Orchestral the sum of $162,500, an amount equal to the minimum royalty for the first year of the agreement, and which triggered an automatic extension of the Software Distribution Agreement for a one-year period. Said agreement has been further extended, as more fully described elsewhere herein.

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

      Management intends to focus on the following issues for the balance of 2000:

            > To obtain a listing of its common stock on the Nasdaq SmallCap Market;

            >     To complete a financing which will allow us to:

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

Item. 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      During the quarter ended June 30, 2000, IVP and Orchestral Corporation, the developer of the PowerAudit software (the "Software") that we distribute, entered into an agreement which amended the respective parties' rights under the Software Distribution Agreement dated as of May 31, 1999, as amended on September 1999. The following discussion describes each party's respective rights and obligations under the Software Distribution Agreement, as amended. The following discussion does not purport to be complete and is subject to the terms of the executed agreement, a copy of which accompanies this filing.

      Pursuant to the Software Distribution Agreement, IVP:

      o acquired the exclusive right and license to copy, distribute, market and sub-license the Software in the United States, the European Economic Community and Switzerland (the "Territory") through May 31, 2003;

      o has paid or will pay the following consideration to Orchestral to obtain its rights under the Software Distribution Agreement:

            o $50,000 to facilitate the development and delivery of the Software;

            o 2,500,000 shares of IVP's common stock, which IVP has agreed to use its best efforts register, at its own expense, for public resale under the Securities Act of 1933 pursuant to a registration statement it has agreed to file by August 30, 2000;

            o $162,500 in payment of the first year's royalties under the agreement;

            o a royalty equal to 7.5% of the purchase price paid for each copy of the Software sold by IVP;

            o the sum of $4,200 per month in each month in which Orchestral provides the certain support and maintenance services described below;

            o has agreed to segregate 2 1/2% of gross revenues in excess of $1,000,000 attributable to sales of the Software into a Product Development Capital Pool to be used by Orchestral for development of products other than the Software provided that advances to Orchestral from the Development Pool are approved by the Board of Directors of IVP, and all or some mutually agreeable portion of the marketing rights to any product developed Orchestral.

      o shall use its best efforts to develop at the earliest practicable date, either internally or by contracting an independent third party, a technical support team and a marketing team;

      o shall exercise its best efforts to complete a financing of a minimum of $2,000,000 at the earliest practicable a portion of the net proceeds from which would be used, inter alia, to contract the services of or to develop its own internal technical support team and to contract the services of or develop an internal marketing group dedicated to the licensing of the Software;

      o shall use its best efforts to effect sales of the Software to a minimum of twelve (12) purchasers prior to the expiration of the twelve-month period ending June 1, 2001. Any failure of IVP to effect sales to such number of purchasers shall not affect any of IVP's rights hereunder except that IVP shall be required to compensate Orchestral for unearned royalties at the rate of $3,750 per unrealized sale up to the maximum of twelve (12) or $45,000 and IVP shall be required to pay a penalty of one hundred thousand (100,000) common shares in the event that the objective of a minimum of twelve (12) new purchasers is not met.

      o will have the right to use the source code materials relating to the Software pursuant to the terms of a Source Code Trust Agreement to be negotiated and executed between the parties;

      o has the exclusive right to use Orchestral's trademarks and service marks with respect to the Software in the Territory;

      o must provide installation assistance, technical training and first and second level support to end-users of the Software in the Territory;

      o must deliver to Orchestral at the end of each calendar quarter reports relating to Software installation, problems and bugs and the entities to which demonstration copies of the Software were delivered during that quarter; and

      o shall indemnify and hold harmless Orchestral from any and all liability, suits, claims, losses, damages and judgments, and shall pay all costs (including reasonable attorney's fees) and damages to the extent that such liability, costs or damages arise from a claim that any software of IVP infringes any third party's patent or copyright in the sales territory.

            Orchsetral, in addition to granting to IVP the license to use the
            Software:

            - will provide IVP with draft marketing materials and user manuals for use in marketing, installing and operating the Software;

            - provide IVP with the Software's computer programs, in executable code only, in a form suitable for reproduction and distribution to customers upon their execution of an end-user license;

            - will use its commercially reasonable efforts to correct, at no charge, all errors, defects and malfunctions of the Software, brought to its attention by IVP or IVP's customers;

            - will supply training services to IVP's staff for the fees specified in a schedule to the Software Distribution Agreement;

            - will provide first and second level support and maintenance services, which will include resolving problems whether or not caused primarily by the Software's malfunction;

            - shall defend or settle any claim made or any suit or proceeding brought against IVP insofar as such claim, suit or proceeding is based on an allegation that any of the Software supplied to IVP infringes the proprietary and intellectual property rights of any third party including any copyright or any trade secret rights and shall indemnify and hold IVP harmless from and against any and all such claims and shall pay all damages and costs finally agreed to be paid in settlement of such claim, suit or proceeding.

      In the event Orchestral breaches any material term of the Software Distribution Agreement, IVP shall be deemed to have satisfied all of its obligations under said agreement and IVP shall receive a perpetual non-revocable license to use the Software for the purposes of maintaining IVP's client base and not for resale of new licenses. In the case of material breach by Orchestral, (i) all source code to the Software shall be released to IVP in accordance with the terms of the license provided for in the Source Code Escrow Agreement (not yet executed) and (ii) in the event that that IVP sells additional new licenses of the Software after such time, IVP shall pay Orchestral royalties as described herein.

      Either party may terminate the Software Distribution Agreement with sixty
(60) days' prior written notice of any of the following:

            - Orchestral's failure to comply with any material term of the Software Distribution Agreement within sixty (60) days after written notification thereof or Orchestral 's insolvency or the filing of any proceeding by or against that party seeking relief from creditors;

            - IVP's failure to comply with any material term of the Software Distribution Agreement within sixty (60) days after written notification thereof or IVP's insolvency or the filing of any proceeding by or against that party seeking relief from creditors; and

            -     upon mutual agreement by the parties.

      To date, IVP has paid an aggregate of $229,300 to Orchestral, including $50,000 as required pursuant to the Software Distribution Agreement, $162,500 for the first year's royalties under the Software Distribution Agreement and $16,800 in payment of the first four months for which Orchestral has provided support services in connection with PowerAudit.

      On August 17, 200, IVP entered into an agreement to license one server and forty client licenses (for use on the handheld devices) to Strategic Merchandise Partners, Inc. ("SMP"). Pursuant to this agreement, SMP would pay an aggregate of $107,360 to IVP, of which $88,000 would be attributable to the license of the software and $19,360 would be attributable to maintenance of the software. The first payment of $26,840 was made on August 18, 2000, and the balance ($80,520) is payable in twelve equal installments of $6,710 on the first of each month after the effective date of the agreement.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      Second Amending Agreement to Software Distribution Agreement dated as of May 31, 2000.

      License Agreement between IVP Technology Corporation and Strategic Merchandising Partners, Inc. relating to the license of software.

      (b) Reports on Form 8-K.

      None

Item 27. Financial Data Schedule

      Attached.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 23, 2000

                                            IVP TECHNOLOGY CORPORATION
                                            --------------------------
                                                   (Registrant)


                                            /s/ John Maxwell
                                            --------------------------
                                                    President