Form 10QSB
period 2000-09-30
IVP TECHNOLOGY CORP
filed 2000-11-14
CIK 1011601

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

Commission File Number: 000-30397
                        ---------------------------------------

                           IVP TECHNOLOGY CORPORATION
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       65-6998896
-------------------------------              ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

        54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9 Canada
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (905) 306-9343
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

                  Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,780,522 shares of Common Stock, $.001 par value, were outstanding as of November 13, 2000.

Transitional Small Business Disclosure Forms (check one):
                  Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET
        At September 30, 2000 unaudited and December 31, 1999.          F-1

CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED                         F-2
        For the Three Months Ended September 30, 2000
        For the Three Months Ended September 30, 1999
        For the Six Months Ended September 30, 2000
        For the Six Months Ended September 30, 1999
        Cumulative from January 1, 1998 (inception of development stage) through September 30, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED                         F-3
        For the Nine Months Ended September 30, 2000
        For the Nine Months Ended September 30, 1999
        Cumulative from January 1, 1998 (inception of development stage) to September 30, 2000

NOTES TO FINANCIAL STATEMENTS                                           F-4- F-5

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2000

                                    CONTENTS

                                                                  Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                     1
    Consolidated Statements of Operations                           2
    Consolidated Statements of Cash Flows                           3
    Notes to Consolidated Financial Statements                    4 - 6

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30     December 31
                                                              2000            1999
                                                              ----            ----
                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS

  Cash                                                    $      3,768    $        281
  Accounts receivable (note 3)                                  80,520              --
                                                          ------------    ------------

TOTAL CURRENT ASSETS                                            84,288             281
                                                          ------------    ------------

OTHER ASSETS

    License agreement -net                                          --         114,000

    Other                                                          872             872
                                                          ------------    ------------

TOTAL ASSETS                                              $     85,160    $    115,153
                                                          ============    ============

                                   LIABILITIES

CURRENT LIABILITIES

  Accounts payable and accrued liabilities                $    288,112    $    233,412
  Management fees payable                                           --         450,000
  Deferred revenue (note 3)                                     94,418              --
                                                          ------------    ------------

TOTAL CURRENT LIABILITIES                                      382,530         683,412
                                                          ------------    ------------

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (note 6)
  Common stock, $.001 par value 50,000,000 authorized,
  34,410,848 and 27,490,848 issued and outstanding at
  September 30, 2000 and December 31, 1999 respectively         34,411          27,491

  Additional paid-in capital                                11,459,855       9,423,115
                                                          ------------    ------------

                                                            11,494,266       9,450,606

  ACCUMULATED DEFICIT (accumulated in development
  stage $10,815,470 and $8,906,349 in the nine months
  ended September 30, 2000 and the year ended
  December 31, 1999 respectively)                          (11,791,636)     (9,882,515)
                                                          ------------    ------------

                                                              (297,370)       (431,909)

  Less subscriptions receivable                                     --        (136,350)
                                                          ------------    ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                (297,370)       (568,259)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $     85,160    $    115,153
                                                          ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       1.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       Cumulative from
                                    Three Months Ended                 Nine Months Ended               January 1, 1998
                                       September 30                       September 30                  (Inception of
                                        (Unaudited)                        (Unaudited)              development stage) to
                                   2000              1999              2000              1999        September 30, 2000
                                   ----              ----              ----              ----

REVENUE                        $     12,942      $         --      $     12,942      $         --         $     12,942
                               ------------      ------------      ------------      ------------         ------------

OPERATING EXPENSES

  Amortization                           --            30,636           114,000            43,494              220,000
  Bad debts                              --                --                --                --               25,000
  Bank charges                          282                46               394               350                  821
  Foreign exchange (gain)              (341)               --           (23,312)           (8,207)             (26,354)
  Interest                               --                --                --            13,126               27,461
  Legal and accounting               25,199            63,950           161,030           127,900              371,710
  Management fees                     3,841           150,000           308,841           300,000              758,841
  Office and general                  1,035            18,404             5,463            19,684               50,625
  Development fees and
      software support               12,600            19,200            40,009            54,200              100,314
  Consulting fees                   669,922            98,700         1,186,044           198,700            4,407,422
  Traveling and promotion            64,771             9,940           129,594            19,913              160,402
                               ------------      ------------      ------------      ------------         ------------

TOTAL OPERATING
      EXPENSES                      777,309           390,876         1,922,063           769,160            6,096,242
                               ------------      ------------      ------------      ------------         ------------

LOSS FROM OPERATIONS               (764,367)         (390,876)       (1,909,121)         (769,160)          (6,083,300)

OTHER EXPENSE

WRITE DOWN
    OF GOODWILL                          --                --                --                --           (4,000,000)
                               ------------      ------------      ------------      ------------         ------------

LOSS BEFORE EXTRA-
    ORDINARY ITEM                  (764,367)         (390,876)       (1,909,121)         (769,160)         (10,083,300)

EXTRAORDINARY ITEM:

LOSS ON EXTINGUISHMENT
    OF DEBT                              --                --                --          (732,170)            (732,170)
                               ------------      ------------      ------------      ------------         ------------

NET LOSS                       $   (764,367)     $   (390,876)     $ (1,909,121)     $ (1,501,330)        $(10,815,470)
                               ============      ============      ============      ============         ============

NET LOSS PER SHARE-
    BASIC AND DILUTED:

      Loss before extra-
         ordinary item                (0.02)            (0.02)            (0.06)            (0.04)               (0.45)

      Extraordinary loss               0.00              0.00              0.00             (0.03)               (0.03)
                               ------------      ------------      ------------      ------------         ------------

NET LOSS                              (0.02)            (0.02)            (0.06)            (0.07)               (0.48)
                               ============      ============      ============      ============         ============

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
    BASIC AND DILUTED            33,780,522        25,990,848        31,882,454        20,994,749           22,645,381
                               ============      ============      ============      ============         ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       2.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Cumulative from
                                                            Nine Months Ended            January 1, 1998
                                                              September 30                (Inception of
                                                               (Unaudited)            development stage) to
                                                          2000              1999       September 30, 2000
                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                      $ (1,909,121)     $ (1,501,330)     $(10,815,470)
                                                      ------------      ------------      ------------
    Adjustments to reconcile net loss to net cash
    (used in) operating activities:
        Amortization                                       114,000            43,494           220,000
        Loss on extinguishment of debt                          --           732,170           732,170
        Write-off of goodwill and other costs                   --                --         4,000,000
        Stock issued for services                          918,660            10,000         4,378,660

    Changes in operating assets and liabilities:
    Increase (decrease)
        Accounts receivable                                (80,520)               --           (80,520)
        Accounts payable and accrued expenses               54,700           344,520           216,984
        Deferred revenue                                    94,418                --            94,418
                                                      ------------      ------------      ------------

Total adjustments                                        1,101,258         1,130,184         9,561,712
                                                      ------------      ------------      ------------

Net cash used in operating activities                     (807,863)         (371,146)       (1,253,758)
                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Minority interest                                           --                --               400
    Other                                                       --                --               400
                                                      ------------      ------------      ------------

        Net cash used in investing activities                   --                --               800
                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and
     collected subscriptions                               811,350           384,360         1,235,320
    Proceeds from loans                                         --                --            14,335
    Proceeds from stockholders                                  --                --             6,618
                                                      ------------      ------------      ------------

    Net cash provided by financing activities              811,350           384,360         1,256,273
                                                      ------------      ------------      ------------

Net increase in cash                                         3,487            13,214             3,315

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                        281                --               453
                                                      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $      3,768      $     13,214      $      3,768
                                                      ============      ============      ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       3.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2000

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

2.    ACCOUNTING POLICIES

      Revenue Recognition

      The company records revenues associated with the sale of software licenses on a pro-rata basis over the license term.

3.    ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

      During August 2000, the company entered into a contract to sell a software license. The contract is for $107,360. As of September 30, 2000 the company has recognized $12,942 of revenue and $94,418 of deferred revenue. Additionally, as of September 30, 2000 the company has recorded $80,520 of accounts receivable related to this transaction.

4.    DEVELOPMENT STAGE COMPANY

      The company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no significant operations since incorporation. Activities from inception of the development stage include raising of capital and negotiating and acquisition of software distribution licenses.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2000

5.    ACQUISITION AND CONSULTING AGREEMENT

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

6.    SHAREHOLDERS' EQUITY

      The balance at the beginning of the year of the common stock account is 27,490,848 shares amounting to $9,450,606. During the 3 month period ended March 31,2000 the Company issued 4,850,000 shares for $675,000. During the 3 month period ended June 30, 2000 the Company issued 600,000 common shares in satisfaction of the legal obligation of $450,000 arising out of a legal settlement reached with three former officers of the Company. Additionally 400,000 common shares were issued to two officers of the Company for past services. The stock was valued on the same basis for an aggregate management fee expense of $300,000. During the 3 month period ended September 30, 2000 the company issued, 1,070,000 shares for $618,660. The balance as of September 30, 2000 is 34,410,848 shares amounting to $11,494,266. The subscription receivable at December 31, 1999 of $136,350 was collected during the first quarter.

7.    GOING CONCERN

      The Company's consolidated financial statements have been prepared on the accounting principles applicable to a going concern, which contemplates that the company will continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,909,121 and negative cash flows from operating activities of $807,863 during the nine months ended September 30, 2000, and had an accumulated deficit of $11,791,636 at September 30, 2000.

      The Company has an urgent need for equity capital and financing for working capital requirements. No agreements with lenders or investors have been reached except as indicated in Note 6 and there is no assurance that such will take place. Because of the operating losses of the past two years and the working capital deficiency as at September 30, 2000, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. It is not possible to predict whether financing efforts will be successful or if the Company will attain profitable levels of operation.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2000

8.    SUBSEQUENT EVENTS

      In October, 2000 the Company issued 800,000 common shares under an extended consulting agreement. The term of the agreement is for six months and there is an option for the company to extend the agreement an additional six months. The consultant agrees to assist the Company in marketing services primarily in Europe and perform other consulting services. The 800,000 common shares will be valued at $ 0.585 a share with a fair market value of $468,000 based on the quoted share price at the agreement date. The $468,000 will be recognized as a consulting expense over the service period.

      In October, 2000 the Company entered into a director's agreement with a director of the Company for management services. Currently the term of the agreement is indefinite. The consideration for these services was 200,000 common shares of the capital stock of the corporation. The 200,000 common shares will be valued at $ 0.72 a share with a fair market value of $144,000 based on the quoted share price at the agreement date. The $144,000 will be recognized as consulting expense over the service period.

      In October 2000, the Company signed a letter of intent for $1,250,000 of equity financing. Accordingly, 1.25 million units, each consisting of one share of IVP Technology Corporations common stock and one common stock purchase warrant will be issued at an offering price of $0.35 per unit. As of the date of this report this equity financing has not taken place.

Item 2. Plan of Operation.

        The following is a discussion of our plan of operation and should be read together with our financial statements and notes included in this 10-QSB.

        The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

Overview.

      We were incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chef, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation (which may be referred to herein as "we," "us," "IVP" or the "Company") for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. On March 30, 1999, we entered into a fourteen-month software distribution agreement with Orchestral Corporation whereby Orchestral granted to us the exclusive right to market and distribute Orchestral's PowerAudit software in the United States. In September 1999, the distribution agreement was amended to include the European Economic Community. In May 2000, the Software Distribution Agreement was further amended, among other things, to extend the term of the agreement and expand the territory and provide for additional consideration to Orchestral.

     PowerAudit is designed to provide a platform for remote data collection and market survey purposes. PowerAudit operates on handheld computers that run on Microsoft's Windows CE operating system and allows field employees to collect specific data and transmit that data via the Internet to a server located at the employee's main office or other location. PowerAudit was designed for use by organizations that market and distribute many products, including entities such as consumer goods distributors and pharmaceutical and healthcare companies.

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

      On August 17, 2000, we entered into an agreement to license one server and forty client licenses (for use on the handheld devices) to Strategic Merchandise Partners, Inc. ("SMP"). Pursuant to this agreement, SMP would pay an aggregate of $107,360 to IVP, of which $88,000 would be attributable to the license of the software and $19,360 would be attributable to maintenance of the software. The first payment of $26,840 was made on August 18, 2000, and the balance ($80,520) is payable in twelve equal installments of $6,710 on the first of each month after the effective date of the agreement. During the quarter ended September 30, 2000, we recognized $12,942 of revenue and $94,418 of deferred revenue from said agreement.

      On September 28, 2000, we entered into a Service Bureau Arrangement Agreement with E-Responses.Com. ("E-Responses"), whereby E-Responses would market PowerAudit to certain business sectors, as more fully described in Part II, Item 5, below.

      For the three months ended September 30, 2000, we had generated revenues of $12,942 from operations, representing all of the revenues we have generated from our PowerAudit operations, to date. At September 30, 2000, we had a cumulative working capital deficiency of $298,242, a cumulative stockholder deficiency of $297,370 and a cumulative net operating loss of $1,922,063 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2000. Except as described in the Software Distribution Agreement, we have no cash obligations at this time.

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

      We will seek to obtain additional funds through sales of equity and/or debt securities, or other external financing in order to fund our current operations and to achieve our business plan. We cannot give any assurances that additional capital resources will be available, or, if available, on acceptable terms. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

     Management intends to focus on the following issues for the balance of 2000:

       >> To obtain a listing of its common stock on the Nasdaq SmallCap Market;

       >> To complete a financing which will allow us to:

            o Secure the services of three additional employees, including a Chief Technology Officer, a US marketing manager and a European marketing manager;
            o     Implement our marketing plan; and
            o Identify, evaluate and, where appropriate, acquire the rights to additional software products.

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

Item. 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5. Other Information.

      On September 28, 2000, we entered into a Service Bureau Arrangement Agreement with E-Responses.Com. ("E-Responses"), whereby E-Responses would market PowerAudit to certain business sectors, as more fully described below.

      Specifically, the agreement provides that we will:

      (i) grant to E-Responses a non-exclusive right to act as a service bureau for PowerAudit software for distribution to end-users within the automotive and real estate/mortgage business sectors;

      (ii) provide E-Responses with a copy of PowerAudit, both the server software and client software, for installation on its central server and provide E-Responses with updates to the software as same become available;

      (iii) provide E-Responses with sales and technical training with respect to PowerAudit;

      (iv) permit E-Responses to use our trademarks;

      (v) grant to E-Responses a right to match the terms and arrangements of any future agreements made by us with potential third party distributors of PowerAudit within the automotive and real estate/mortgage business sectors; and

      (vi) grant E-Responses the right to add other business sectors to its distribution market.

      E-Responses has agreed to

      (i) make PowerAudit software available from its centrally located server on a service bureau basis to end-users for a monthly fee;

      (ii) use its best efforts to market PowerAudit;

      (iii) provide maintenance, support and training services to end-users; and

      (iv) the right to distribute (by sale or lease) hand-held devices on which PowerAudit would be resident.

      E-Responses will charge end-users a $300 monthly fee for client software license and $500 for each server software. E-Responses will pay to us a sum equal to 20% of gross revenues generated in respect of server software licenses placed with end-users and 15% of gross revenues generated in respect of client software licenses placed with end-users.

      E-Responses is a distributor of bundled software packages that allows users to consolidate all of their communication devices, i.e., telephones, fax machines, multiple websites and pagers. The bundled software package allows users to access information wherever they might be and redirect this information as they see fit, so that, for example a user can redirect a fax transmission to the user's telephone, or the user's telephone messages to e-mail.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Service Bureau Arrangement Agreement dated September 28, 2000.

        (b) Reports on Form 8-K.

        None

Item 27. Financial Data Schedule

      Attached.