Form 10KSB
period 2000-12-31
IVP TECHNOLOGY CORP
filed 2001-04-16
CIK 1011601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________.

      Commission File No. 000-30397

                           IVP TECHNOLOGY CORPORATION
            --------------------------------------------------------
            (Name of small business issuer as specified in its chart

               Nevada                                   65-6998896
    -------------------------------               -------------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Idenitification Number)


        54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9 Canada
        -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (905) 306-9343
                           --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for twelve months ended December 31, 2000: $40,002

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The aggregate market value of the common equity held by non- affiliates of the issuer, based upon the average bid and asked prices of such stock at April 10, 2001, was $3,864,084.80

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,040848 shares of common stock, as of April 10, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format: No

Item 1. Description Of Business

Introduction.

     We market and distribute PowerAudit software for handheld personal computers that provides a platform for real-time, remote data capture and market survey purposes. PowerAudit is a field automation and enterprise integration tool that allows field personnel to collect a variety of different forms of data, have that data verified when entered, and then transmit that data on a wireless basis via the Internet to a central server where management will have immediate access to the data. PowerAudit runs on handheld personal computers ("HPCs" or "handheld devices") employing Microsoft's Windows CE operating system that allows the software to interface with other Microsoft platforms, the most widely used operating systems in the world. Our marketing and distribution license encompasses a territory comprising the United States, the European Economic Community and Switzerland and extends through May 31, 2003.

Industry Analysis.

     Handheld computers may be defined as small, pocket-sized devices that feature pen-based input and allow users to automatically copy and conform, or synchronize, information between the device and a personal computer. The introduction of the first HPCs in 1995 ushered in a new era in mobile computing that offered users a combination of simplicity and functionality. Innovations in design, synchronization technology, user interface, programmability, functionality and battery power management transformed these devices into convenient productivity tools. Industry reports indicates that these enhancements significantly accelerated user demand.

     The emergence of technologies enabling wireless access to the Internet and enterprise data is again transforming the HPC industry. The Internet has become an important way for corporations to communicate with field employees and for professionals to access personal and business information, download new applications, access new services and interface with organizational data and information. We believe that inter-party interface over the Internet as well as wireless access to Internet content and enterprise data will make HPCs increasingly valuable to users.

     Continued technological innovations that address end-user needs are an important component of industry growth. Technological advances have led to significant reductions in size and weight, as well as improvements in battery life, computing speed, reliability and storage capacity, of HPCs. Third party developers, who create software applications and complementary hardware peripherals and accessories, supplement manufacturers' innovations and allow users to customize and enhance their devices. These feature enhancements and performance improvements, driven by both manufacturers and third party developers, continue to attract new users and encourage device upgrades.

     HPCs are nearing laptop and notebook capabilities at a fraction of the cost, thereby making these devices more attractive to management. As more software applications are developed to meet end-user needs, HPCs may become the preferable option for certain field workers, given their reduced size and weight as compared to notebook and laptop computers. Management believes that the proliferation of HPCs can only serve to increase awareness of existing software applications and that PowerAudit will benefit accordingly.

IVP's Product.

     PowerAudit software provides a platform for real-time, remote data capture and market survey purposes. PowerAudit is a field automation and enterprise integration tool that allows field personnel to collect a variety of different forms of data, have that data verified when entered, and then transmit that data on a wireless basis via the Internet to a central server where management has immediate access to the data. PowerAudit runs on handheld devices employing Microsoft's Windows CE operating system and allows the software to interface with other Microsoft platforms, the most widely used operating systems in the world.

     PowerAudit was developed for use by organizations that require immediate and qualified data from the field. These include companies that market, distribute and track many products in the retail market place, including consumer goods distributors and pharmaceutical and healthcare companies. In addition, companies involved in surveying sales reporting and merchandising, retail and industrial auditing, agriculture research all can benefit from PowerAudit's ability to gather data quickly and make that data available to management in real time.

     PowerAudit consists of two elements, the server software and the client software. Server software, known as the "PowerAudit Administrator," is installed on a client's mainframe or principal computer and runs on any Microsoft Windows NT system. The client software, known as "PowerAudit Client," runs on any device which runs the Windows CE operating system. In addition, a database is required. PowerAudit is stored and organized in a Microsoft SQL Server database. The database can reside on any machine (not necessarily the same machine as the PowerAudit Administrator).

     PowerAudit's handheld software is installed on HPCs that employ Microsoft's Windows CE operating system. The Windows CE operating system is more powerful than competing HPC operating systems currently available, making it a good choice for business applications generally and the preferred option for PowerAudit software given its multifunctionality. Over the last several years, technologies have emerged enabling wireless access to the Internet. These technologies have been incorporated into HPCs and permit a user in the field to communicate with and transfer information between the handheld computer and a remote server or personal computer located elsewhere. Consequently, data collected by a user in the field can be transmitted immediately to a remote computer and analyzed by itself or in conjunction with other data as the user desires.

     The range and quality of the information collected by a user can be customized for virtually any industry. Each user is assigned a task, usually a survey of questions. The survey is transmitted to the user over the Internet. The questions can be as varied as the imagination can develop. Each question is assigned a range of possible answers such as "yes/no," a scale, a single number, text input or "select." The "select" answer, in this context, refers to a customized set of possible answers to a question from which a user would be able choose and which have been developed by the task organizer or supervisor based upon the survey being conducted. Once the user completes the survey, the information is transmitted over the Internet to the desired remote location and downloaded onto a central computer. The information is available to decision makers immediately for analysis. Supervisors or other decision makers can add to or revise the survey or develop a different survey to elicit other information depending upon the information received in the initial survey. The revised or new survey is transmitted to a user over the Internet who can complete the follow-up and forward the new information to corporate headquarters or another location. This process can be repeated as frequently as necessary until the corporate management has the quantity and quality of information necessary to develop and implement or revise marketing and pricing policies and strategies.

     PowerAudit is an enterprise integration tool that provides management with immediate, real-time field level information and affords a two-way flow of information between management and field personnel. Supervisors can easily use a third-party reporting tool to access the database and manipulate the information to develop customized analyses and reports. A report can be produced which compares products' sales performance on a national, regional or local level; competitive pricing comparisons; shelf space comparisons; and a myriad of other information. This information, for example, can be compared against advertising dollars expended for the particular product in a region, the type of advertising conducted and the results generated from the advertising. Current marketing strategy can be revised or new marketing strategy can be implemented based upon the results garnered from the field survey. When integrated into a client's overall strategy, accurate, relevant and timely information can provide a powerful decision-making tool.

PowerAudit:

     o   provides immediate product performance measurements;
     o allows a user to capture and execute key sales and merchandising objectives;
     o provides for a two-way flow of information between management and field personnel;
     o   offers data portability with open system integration;
     o   allows a user to track and respond to competitive activity;
     o allows a user to check compliance levels and gain store level knowledge;
     o   makes retail market information easier to access;
     o omits redundancy of data entry in the field and at headquarters, thereby resulting in cost reductions; and
     o enables more effective and targeted sales and services, ultimately improving customer satisfaction and profitability.

         We believe that PowerAudit is a unique method for collecting data because:

         Flexibility:

     o Nothing is hard-coded, i.e., each assignment is sent to the client as an XML file, which the client interprets and displays on the fly;

     o Surveys and questions can be reused as parts of other surveys or used as templates for building future surveys; and

     o Surveys and questions can be modified at any time, thereby facilitating updates to any existing assignment.

     Dynamic Configuration:

     o Nothing about PowerAudit is industry specific, thus allowing it to be adapted for any industry; and

     o All labels and titles in the system are user-configerable, i.e., each client can assign its terminology.

     Management:

     o Assignments are monitored in real-time, both outgoing (those sent to the field) and incoming (those completed and returned from the field); and

     o Assignments can be easily re-assigned, in the event of personnel problems in the field.

     Generic Assignments:

     These need only be sent to a client machine once but can be used for several different surveys, thereby allowing for the collection of routine information (e.g., spare parts ordering, quality audits, consumer research).

     Rules:

Constraints can be placed on an assignment to verify the validity of each response; and

Default values for each question speed up the data acquisition process.

Market for IVP's Products.

     PowerAudit software was developed for use by companies that either (i) have many products in the marketplace and need to obtain real-time market research data regarding their range of products or (ii) perform independent market surveys in behalf of their clients. Management has identified a number of markets and distribution channels through which PowerAudit software can reach its target market, including:

     o   HPC original equipment manufacturers;

     o Computers System Integrators, the independent organizations that provide technology solutions to their clients;

     o Independent Database Marketing Companies, entities that conduct market surveys and perform data collection services in behalf of their clients;

     o Data Base Management and Service Providers, the independent entities engaged by clients to collect product and marketing information and prepare reports that analyze such information;

     o Sales and Marketing Corporations, are the independent entities that provide outsourcing of sales and marketing services for virtually every industry; and

     o Corporate End-Users, such as pharmaceutical and consumer goods companies.

Original Equipment Manufacturers. We are aware of at least 24 original equipment manufacturers of HPCs, including some of the largest names in the electronics industry. Many of these OEMs manufacture and market HPCs that operate using Microsoft CE, the operating system upon which PowerAudit software runs. HPCs represent a fairly recent technology and the range of software products available for these devices is not as developed or extensive as that which exists for lap top computers. In order to stimulate sales and establish the general acceptance of these devices among consumers, Microsoft, the developer of the Windows CE operating system has established an open development environment, that is, they encourage independent software developers to develop software for their operating system without their consent, endorsement or certification and without paying royalties or license fees. Some of these entities offer a variety of marketing and support programs to help developers, enable broad software production and distribution, and assist developers in relationships with suppliers and manufacturers and in marketing their products. In order to achieve general consumer acceptance of HPCs, it is in the best interest of these entities to develop a wide range of software options. These entities are continually seeking software applications that will establish HPCs as an essential and viable tool for consumers. Management believes that PowerAudit software fills an critical niche for HPC OEMs because it represents an important and valuable product for large multi-product organizations.

     Management intends to aggressively target HPC OEMs for the purpose of establishing arrangements and relationships with these entities whereby they would offer PowerAudit as part of an optional business software package on all new sales of the devices. In management's estimation, any such relationships likely would afford PowerAudit immediate market acceptance as these entities would not endorse a software application without having conducted extensive due diligence as to its capabilities and reliability. Further, these relationships would serve as marketing tools in and of themselves thereby moderating direct advertising and marketing costs which we otherwise would incur if we are required to market PowerAudit as a stand alone product to individual end-users.

     In addition, we will seek to have Microsoft endorse PowerAudit, either tacitly or overtly. Management believes that, like HPC OEMs, Microsoft has a vested interest in third party development of software applications for its Windows CE operating system. Microsoft can recommend the product to HPC OEMs and may be able to direct us to systems integrators who frequently have control over the software purchased and used by larger organizations.

Computer Systems Integrators. Systems integrators generally comprise independent technology consultants that are engaged to analyze a client's existing hardware and software, formulate a computer technology and software applications strategy that meets client needs and implement that strategy. In short, they are technology solution providers who select the systems that automate most companies. Management believes that systems integrators can be an invaluable resource in promoting PowerAudit software because they have the ability to recommend the software to their clients within the framework of an overall technology solution. Systems integrators could recommend that a client incorporate HPC devices into its hardware arsenal because they are cost effective when compared to laptop computers, wireless and functional, given the increase in software applications available for such devices and the pipeline of software developers writing programs for these devices. We will seek to develop and maintain relationships with systems integrators so that they recommend PowerAudit as a technology solution for their clients. As is the case with OEMs of HPCs, any such relationships could confer upon PowerAudit immediate credibility and market acceptance, as these entities would not endorse a software application without having conducted serious due diligence as to its capabilities and reliability. In addition, these relationships would serve as marketing tools in and of themselves thereby moderating direct advertising and marketing costs which we otherwise would incur if we must market PowerAudit as a stand alone product.

Data Base Management and Service Providers; Independent Database Marketing Companies. Data base management and service providers and data base marketing companies are independent entities engaged by clients to collect product and marketing information and prepare reports that analyze such information. Generally, turn-around time for these reports can be from 4-6 weeks, which, in today's dynamic markets, is a dramatic lag-time that most companies cannot afford. We will seek to develop strategic alliances with these entities in an effort to supply them with software that will make their operations more efficient and cost effective.

Sales and Marketing Corporations. Sales and marketing corporations are independent entities that provide outsourcing of sales and marketing services for virtually every industry. Many of their employees are in the field representing products of their client companies. These entities can benefit from PowerAudit's speed, efficiency and productivity.

End-Users. The largest potential market for the PowerAudit software is represented by end-users of the product, such as consumer goods and pharmaceutical and healthcare companies. These entities generally have large workforces in the field at any given time conducting market and product research at the retail level. PowerAudit could allow companies such as these to efficiently and effectively undertake in-house the collection of product and market information which previously had been outsourced at great expense. Unlike the information collected by data base management and service providers and sales and marketing corporations which is final when delivered, managers of the end-user corporations could view information collected by their field workers almost immediately and provide their workers with additional information collection tasks to obtain pertinent information about which no inquiry was made in the first task. This feature may be indispensable in a dynamic and changing market place.

Software Distribution Agreement.

     On March 30, 1999, we entered into a Software Distribution Agreement (the "Software Distribution Agreement") with Orchestral Corporation ("orchestral"). The Software Distribution Agreement was amended in September 1999 and again in May 2000.

     The following discussion of the Software Distribution Agreement as now in effect does not purport to be complete and is subject to the terms of the executed agreement, a copy of which is on file with the SEC.

     Pursuant to the Software Distribution Agreement, WE:

  o have acquired the exclusive right and license to copy, distribute, market and sub-license PowerAudit in the United States, the European Economic Community and Switzerland (the "Territory") through May 31, 2003;

  o have paid or will pay the following consideration to Orchestral to obtain our rights under the Software Distribution Agreement:

     1.  $50,000 to facilitate the development and delivery of PowerAudit;

     2. 2,500,000 shares of IVP's common stock, which we have agreed to use our best efforts register, at our expense, for public resale under the Securities Act of 1933;

     3. $162,500 in payment of the first year's royalties under the Software Distribution Agreement;

     4. a royalty equal to 7.5% of the purchase price paid for each copy of PowerAudit sold by us;

     5. the sum of $4,200 per month in each month in which Orchestral provides the certain support and maintenance services described below;

     6. have agreed to segregate 2 1/2% of our gross annual revenues in excess of $1,000,000 attributable to sales of PowerAudit into a Product Development Capital Pool to be used by Orchestral for development of products other than PowerAudit, provided that advances to Orchestral from the Development Pool are approved by our Board of Directors, and all or some mutually agreeable portion of the marketing rights to any product developed Orchestral.

     o shall use our best efforts to develop at the earliest practicable date, either internally or by contracting an independent third party, a technical support team and a marketing team;

     o shall exercise our best efforts to complete a financing of a minimum of $2,000,000 at the earliest practicable a portion of the net proceeds from which would be used, among other things, to contract the services of or to develop our own internal technical support team and to contract the services of or develop an internal marketing group dedicated to the licensing of PowerAudit;

     o shall use our best efforts to effect sales of PowerAudit to a minimum of twelve (12) purchasers prior to the expiration of the twelve-month period ending June 1, 2001. Any failure of us to effect sales to such number of purchasers shall not affect any of our rights under the Software Distribution Agreement except that we shall be required to compensate Orchestral for unearned royalties at the rate of $3,750 per unrealized sale up to the maximum of twelve (12) or $45,000 and we shall be required to pay a penalty of one hundred thousand (100,000) common shares in the event that the objective of a minimum of twelve
         (12) new purchasers is not met.

     o will have the right to use the source code materials relating to PowerAudit pursuant to the terms of a Source Code Trust Agreement to be negotiated and executed between the parties;

     o have the exclusive right to use Orchestral's trademarks and service marks with respect to PowerAudit in the Territory;

     o must provide installation assistance, technical training and first and second level support to end-users of PowerAudit in the Territory;

     o must deliver to Orchestral at the end of each calendar quarter reports detailing installation, problems and bugs relating to PowerAudit and the entities to which demonstration copies of PowerAudit were delivered during that quarter; and

     o shall indemnify and hold harmless Orchestral from any and all liability, suits, claims, losses, damages and judgments, and shall pay all costs (including reasonable attorney's fees) and damages to the extent that such liability, costs or damages arise from a claim that any of our software infringes any third party's patent or copyright in the sales territory.

     Orchsetral, in addition to granting to us the license to use PowerAudit:

     o will provide us with draft marketing materials and user manuals for use in marketing, installing and operating PowerAudit;

     o will provide us with PowerAudit's computer programs, in executable code only, in a form suitable for reproduction and distribution to customers upon their execution of an end-user license;

     o will use its commercially reasonable efforts to correct, at no charge, all errors, defects and malfunctions of PowerAudit, brought to its attention by us or our customers;

     o will supply training services to our staff for the fees specified in a schedule to the Software Distribution Agreement;will provide first and second level support and maintenance services, which will include resolving problems whether or not caused primarily by PowerAudit's malfunction;

     o shall defend or settle any claim made or any suit or proceeding brought against us insofar as such claim, suit or proceeding is based on an allegation that any of PowerAudit supplied to us infringes the proprietary and intellectual property rights of any third party including any copyright or any trade secret rights and shall indemnify and hold us harmless from and against any and all such claims and shall pay all damages and costs finally agreed to be paid in settlement of such claim, suit or proceeding.

Breach: In the event Orchestral breaches any material term of the Software Distribution Agreement, we shall be deemed to have satisfied all of our obligations under said agreement and we shall receive a perpetual non-revocable license to use the Software for the purposes of maintaining our client base and not for resale of new licenses. In the case of material breach by Orchestral,
(i) all source code to PowerAudit shall be released to us in accordance with the terms of the license provided for in the Source Code Escrow Agreement (not yet executed) and (ii) in the event that that IVP sells additional new licenses of the Software after such time, IVP shall pay Orchestral royalties as described herein.

Termination: Either party may terminate the Software Distribution Agreement with sixty (60) days' prior written notice in the event of the occurrence of any of the following:

     o Orchestral's failure to comply with any material term of the Software Distribution Agreement within sixty (60) days after written notification thereof or Orchestral's insolvency or the filing of any proceeding by or against that party seeking relief from creditors;

     o Our failure to comply with any material term of the Software Distribution Agreement within sixty (60) days after written notification thereof or our insolvency or the filing of any proceeding by or against that party seeking relief from creditors; and

     o   upon mutual agreement by the parties.

Marketing.

     We will seek to establish PowerAudit as the premier remote data collection software platform available on the market and as an invaluable offering, in the case of OEMS, or tool for each of the industry segments we have identified as a target market. In order to accomplish this goal, we have developed a distinct marketing strategy for each of our target markets that extols the value of PowerAudit for that segment. Our marketing efforts will focus on (i) the speed with which information is made available to decision makers; (ii) the flexibility and customizability of the surveys which can be taken in the field, and consequently the quality and quantity of the information which can be garnered by field employees; (iii) the fact that PowerAudit runs on the Microsoft Window CE platform, which is more powerful than other handheld operating platforms and makes it compatible with other Microsoft platforms, which are the most widely used in the world, and (iv) the cost of integrating HPCs into the field workforce as compared with laptop computers. In all events, our marketing plan is subject to and dependent upon our ability to secure sufficient capital to implement our marketing strategy. See Risk Factors- We May Need Additional Capital and We May Not Be Able to Obtain It, Which Could Prevent Us From Executing Our Business Strategy.

     To date, we have entered into agreements with two entities that have agreed to market PowerAudit within specific industries or geographic areas.

     By agreement dated as of September 25, 2000, we engaged Koplan Consulting Corporation for a period of six monthsto assist us in:

  o identifying and introducing us to a software developer to work with our technical team to adapt PowerAudit for the Psion operating system for HPCs; and

  o developing a marketing strategy for PowerAudit in the European Economic Community and Switzerland by initiating strategic alliances with manufacturers, distributors and systems designers.

     On September 28, 2000, we entered into a Service Bureau Arrangement Agreement with e-responses.com. ("e-responses"), whereby e-responses would market PowerAudit to certain business sectors. Specifically, the agreement provides that we will:

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

     Our future marketing efforts will be directed to:

  o  HPC original equipment manufacturers;
  o  computers system integrators;
  o  independent database marketing companies;
  o  sales and marketing corporations; and
  o  corporate end-users.

     Our initial primary focus will be to market PowerAudit to HPC OEMs and independent systems integrators. We will seek to establish relationships with HPC OEMs because these entities can offer PowerAudit bundled with the software package offered on each HPC sold. These entities are continually attempting to identify new software applications for their devices because these software applications will validate the functionality of HPCs and theoretically establish them as an essential resource for end-users, a marketing tool unto itself. PowerAudit software was developed for large corporations employing expansive workforces. Consequently, software that is attractive to these entities necessarily may result in orders for a large number of devices. In our estimation, sales of PowerAudit by HPC OEMs benefits both parties. If HPC OEMs offer PowerAudit bundled in the original HPC software package, PowerAudit would gain immediate credibility in the marketplace. This scenario represents the best possibility for the most rapid and widest dissemination of PowerAudit in the most cost effective manner.

     Similarly, systems integrators, the independent organizations that provide technology solutions and software solutions for their clients, could have a tremendous impact on near-term wide-scale dissemination of PowerAudit. Generally, systems integrators establish the efficacy and reliability of a software application prior to recommending the product to a client. Clients tend to believe that if a systems integrator recommends a product that it will fit within a company's technology profile. Moreover, one of the most important tasks that systems integrators perform for their clients is identifying and selecting hardware and software that reduces expenses and creates a more efficient working environment. The HPC platform is far less expensive than laptop or notebook computers and PowerAudit software is an efficient, cost effective and reliable software application that speeds information to decision makers in a timely manner. If we can satisfy systems integrators that PowerAudit is an effective and reliable tool, these entities will market PowerAudit in our behalf by recommending the product to their clients.

     Marketing PowerAudit to HPC OEMs and systems integrators represents the most expedient and cost effective method for us because these entities will essentially conduct our marketing for us. These entities know their markets and are familiar with those organizations that will be the end-users of products such as PowerAudit. We believe that marketing to HPC OEMs and systems integrators represent the greatest possible unit sales per marketing dollar expended.

     We will market PowerAudit to these entities by extolling the product's benefits as they relate to these entities' customers. Foremost are the concepts that HPCs can (i) speed critical market data to persons making strategy decisions; (ii) in the context of remote data collection, supplant laptop or notebook computers at a fraction of the cost of those devices; (iii) interface with other Windows based programs, and reduce enterprise costs. PowerAudit offers powerful, reliable and economical remote data collection because the software can be adapted to collect data in real time, as it is available to decision makers immediately after it has been collected, and because the focus of the survey to be taken by a field worker can be customized and revised to collect data regarding issues of immediate concern. In addition, end-users can significantly reduce hardware budgets by reallocating to HPCs in lieu of laptop or notebook computers. Moreover, many corporate computer systems operate on Windows based software platforms and HPCs running on Windows CE can be seamlessly integrated into the company's overall computer system.

     We will market PowerAudit to HPC OEMs and systems integrators by attempting to establish working relationships with these entities. Personal contact with upper echelon management is critical to achieving this goal. We will employ demonstration models of the software and make reference to the success enjoyed by PowerAudit among the two large

Canadian corporations that currently use it. We also will market PowerAudit to these entities by attending national and regional trade shows which are frequently attended by systems integrators. In addition, we will conduct print advertising in trade publications through which we hope to garner the attention of regional and local systems integrators. Although Microsoft is not an HPC OEM or systems integrator, as the developer of the Windows CE operating system that run many of these devices, any imprimatur or endorsement that Microsoft bestows upon PowerAudit likely will effect how the product is received by HPC OEMs and systems integrators and we will vigorously pursue Microsoft's support of PoweAudit. These marketing avenues are within our immediate reach from a corporate perspective because marketing to these entities will not require a large marketing staff or extensive capital resources, neither of which resources currently are available.

     We recognize that our largest potential client base comprises the corporate end-users of PowerAudit. This market encompasses both large corporations that have a multitude of products in the retail market place at any one time and independent database marketing companies that conduct market surveys and perform data collection services in behalf of their clients. We will market PowerAudit as a tool that (i) can be used as means of collecting data in real time that can have an immediate impact on corporate business strategy; (ii) that can increase the efficiency and productivity of mobile employees; (iii) that is adaptable so that pertinent, relevant information can be elicited as and when needed; (iv) that will permit a user to reduce its hardware budget since HPCs can replace laptop and notebook computers because they possess the requisite power and flexibility to perform virtually all of the tasks these entities require of their mobile employees; and (v) that PowerAudit operates on the Windows CE operating system and can be integrated with other Windows based software. Personal meetings with management of these entities is essential but management believes that standard marketing practices will be effective in marketing to corporate end-users. These include advertising in trade publications, by way of our Web site, participation in trade shows and appropriate public relations pieces in strategic publications.

     The implementation of our marketing strategy is dependent upon the availability of sufficient capital resources, of which no assurance can be given. See "Risk Factors- We May Need Additional Capital And We May Not Be Able To Obtain It, Which Could Prevent Us From Carrying Out Our Business Strategy.

Technical Support and Service.

     Pursuant to the Software Distribution Agreement, Orchestral has agreed to provide technical support and service to licensees and purchasers of PowerAudit for the fees and service charges described in said agreement. We may have to engage one or more employees with technical expertise to provide service and support.

Manufacturing.

     We will subcontract the manufacture of PowerAudit to third parties in the United States or Canada. Management believes that there are many companies capable of manufacturing

PowerAudit software on a scale necessary for mass distribution of the product and that we will be able to obtain competitive bids from these entities.

Growth Strategy.

     At such time as we have developed an established market for PowerAudit, we may seek to develop a portfolio of other software applications. If PowerAudit proves to be successful, our first efforts may be to acquire or develop remote data collection software applications that run on the Palm and Psion operating systems to compliment our PowerAudit offering. We believe that the acquisition or development of remote data collection software that run on the Palm and/or Psion operating systems could establish IVP as the dominant player in this industry.

     In our software distribution agreement with Orchestral, we have agreed to establish and maintain a software development pool whereby we will segregate
2 1/2% of annual gross revenues in excess of $1 million generated from sales of PowerAudit software to be used by Orchestral, subject to the approval of our Board of Directors, to develop other software products. Orchestral has agreed to allocate to us all or some mutually agreed upon portion of the marketing rights to the software it develops using the funds from the development pool. Orchestral has proven to be a fertile source for software applications and management hopes that Orchestral will develop other commercially attractive software applications.

Competition.

     We compete within the market for software applications developed for handheld devices. The market for these products is evolving rapidly and is highly competitive. Our competitors include (i) Microsoft, as the developer of HPC Windows CE operating system, which also develops software applications for devices that run on Windows CE, and (ii) the community of developers that has emerged since the introduction of these devices that creates applications for the operating system platforms. Nearly all of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

     Management believes that factors affecting competition within the area of PowerAudit's competency include the reliability, flexibility and customizability of the software, ability to interface with an end-users central computer's operating system, and price. PowerAudit has proven to be reliable, based upon feedback from two large corporate users in Canada, the software is sufficiently flexible and customizable so that it can be employed by users in virtually any industry, given its roots in the Microsoft operating environment, it readily interfaces with many users' central operating system; and the software is competitively priced within the context of the general market for software products, given PowerAudit's objectives and capabilities.

     In order to compete effectively within the industry, we must effectively and efficiently implement our marketing plan. Especially important will be our ability to establish relationships with (i) HPC OEMs, because these entities can offer PowerAudit bundled with the software package on each HPC sold, and (ii) systems integrators; both of which will essentially market PowerAudit for us. Effective marketing to these entities will allow the widest possible dissemination of PowerAudit in the most expedient and cost effective method, as these entities essentially will conduct our marketing for us..

     Presently, we are aware of one company that markets remote data collection software for HPCs employing Windows CE. Our management has not determined the extent of the market penetration achieved by such competing software but discussions with OEMs and end-users indicate that the competing remote data collection software has not been widely disseminated. Management believes that the company marketing software competitive to PowerAudit is focused on the consumer packaged goods industry, a much narrower scope than we intend to market PowerAudit. Management also believes that additional competing applications will be developed in the near future as software developers become cognizant of the revenue potential of remote data collection software and the dearth of existing products that exists within the market of effective remote data collection software and recognize the earnings potential for remote data collection software applications and that the competitive environment in this area will become intense, similar to that experienced in other aspects of the software industry.

Corporate History.

     We were incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chef, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. On March 30, 1999, we entered into a fourteen-month software distribution agreement with Orchestral Corporation whereby Orchestral granted to us the exclusive right to market and distribute Orchestral's PowerAudit software in the United States, all as more fully described elsewhere herein.

     By agreement dated March 17, 2000, we acquired all of the outstanding shares of common stock of Erebus Corporation from the holders of all of the outstanding shares of capital stock thereof in exchange for 350,000 shares of our common stock (the "Exchange Shares"). As a result, Erebus is a wholly-owned subsidiary of IVP. Pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Erebus for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"), and are required to file reports with the Securities and Exchange Commission pursuant to the provisions of Section 13 of the Exchange Act.

     Erebus was incorporated on June 7, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Erebus had been in the developmental stage since its inception and, at December 31, 1999 and at the date of our acquisition of all of its outstanding shares of common stock, had no operations, no operating history, no revenues or earnings from operations, nor any significant assets or financial resources, other than having issued shares to its original shareholder.

     On June 17, 1999, Erebus voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission, which registration statement automatically became effective 60 days after its filing, thereby obligating it to file reports under Section 13 of the Exchange Act of 1934.

Risk Factors

     Set forth below are certain risks and uncertainties relating to our business. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the events described in the following risk factors actually occurs, our business, operating results or financial condition could be materially adversely affected.

Our Auditors have Expressed the Opinion that There is Substantial Doubt About Our Ability to Continue as a Going Concern; Any Failure by Us to Continue as a Going Concern will Result in the Entire Loss of Your Investment in IVP

     In their Independent Auditors' Report comprising a portion of the audited financial statements for the period ended December 31, 2000, our independent auditors have expressed their doubts about our ability to continue as a going concern. Our auditors cite our recurring losses from operations of $12,312,528, a working capital deficiency of $439,419 and a stockholders deficiency of $438,547, as the reasons for their opinion. We currently do not have funds to undertake the marketing of our products and our ability to generate revenues from operations is doubtful until we receive funding.

     In the event that we are unable to generate revenues from operations and continue as a going concern, we may have to discontinue operations and/or take steps to preserve our assets.

     We Are Reliant Upon Our License From Orchestral Corporation To Distribute PowerAudit and for Technical Support and Any Failure to Maintain this License Could Seriously Harm Our Business.

     We have obtained the right to market and distribute PowerAudit software from Orchestral Corporation by way of a Software Distribution Agreement dated March 30, 1999, as amended (the "Software Distribution Agreement"). The Software Distribution Agreement extends through May 31, 2003, subject to our meeting certain conditions. Orchestral is under no obligation to renew the Software Distribution Agreement. The Software Distribution Agreement is critical to our success. In addition to serving as the agreement by which we are permitted to distribute PowerAudit, this agreement defines the terms and conditions of the technical support and service which Orchestral will furnish to us.

     The Software Distribution Agreement is terminable during its term in the event of a breach by us of any material term of the Software Distribution Agreement, including our inability to make payments required thereby or meet certain minimum sales milestones. In the past, we have been able to meet our monetary obligations under the Software Distribution

Agreement by selling equity securities and using a portion of the proceeds derived from such sales to make payments to Orchestral. There can be no assurance that we will be successful in generating sufficient funds from any source to make payments to Orchestral required under the Software Distribution Agreement.

     Any termination of or failure to renew the Software Distribution Agreement would be highly detrimental to our business We either would have to license substitute remote data collection software that runs on the Microsoft Windows CE operating system or engage a third party to develop similar software. In either case, there can be no assurance that we could identify acceptable similar software that we could license on terms satisfactory to us or locate an entity to develop similar software. Even if we were able to subcontract the development of similar software or identify similar software, we can not be sure that such software would perform on a par with PowerAudit. Moreover, either process would be time consuming and expensive and would divert management's attention from day-to-day business activities. Further, any interruption in the service component of the Software Distribution Agreement could cause users to of PowerAudit to abandon the software and sue us for damages. Any failure to maintain the Software Distribution Agreement with Orchestral would have a material adverse effect our business and results of operations.

You are Unable to Evaluate Our Business and Prospects because of Our Limited Operating History.

     We entered into the Software Distribution Agreement with Orchestral in March 1999 and since that date we have been engaged primarily in evaluating the market for PowerAudit and developing a marketing strategy. We have not marketed PowerAudit extensively as of the date hereof and have generated only limited revenues from sales of PowerAudit, to date. The revenue and income potential of PowerAudit are unproven. As a young company, we face risks and uncertainties relating to our ability to successfully implement our business plan. Investors should consider the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies, such as us, which are doing business in the new and rapidly evolving and changing market for HPC software, including, but not limited to our ability to:

     o   successfully market PowerAudit;

     o   build brand recognition of PowerAudit;

     o build a corporate infrastructure capable of successfully developing and operating our business; and

     o promptly address the challenges faced by early stage companies which do not have an experience or performance base upon which to draw.

     If we do not successfully address these risks and uncertainties, our business, operating results and financial condition will be materially adversely affected.

We Have a History of Losses and Expect to Lose Money in the Future and We May Not Achieve or Sustain Profitability.

     To date, we have generated only limited revenues from our current business operations. We expect to continue to lose money at least through end of 2002. We sustained net losses from operations of approximately of $2,430,013 and $1,820,255 for the fiscal years ended December 31, 2000 and December 31, 1999, respectively. We have an accumulated deficit from operations (commenced January 1, 1998) of $11,336,362. We may never generate revenues sufficient to offset expenses and may never become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. We historically have funded operations by selling stock and not by generating income from our business. We may have to continue financing operations from the sale of equity or debt securities and if it is unsuccessful in obtaining such financing, it will have to rely on revenues generated from operations to fund our future growth. We may not be able to generate sufficient revenues from operations to fund operations or growth. Please see our financial statements for further information regarding our financial history.

We Require Additional Capital and We May Not Be Able to Obtain It, Which Could Prevent Us from Executing Our Business Strategy.

     Our business model assumes that we will have substantial funds to implement the full range of marketing programs and plans for future growth. We require funds for the following purposes:

     o   to implement our marketing strategy;

     o to implement a customer service department to assist end-users of PowerAudit with problems;

     o   to respond to unanticipated developments or competitive pressures;

     o   to develop future products; and

     o to take advantage of unanticipated opportunities, such as major strategic alliances or other special marketing opportunities and acquisitions of complementary businesses or assets.

         We require immediate additional financing to recommence business activities and institute our business strategy, including implementing our sales and marketing program. We do not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings.

     If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and the holders of new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of this indebtedness would have rights senior to the rights of the holders of our common stock and the terms of this indebtedness could impose restrictions on our operations. If we need to raise additional funds, we may not be able to do so on terms favorable to us, or at all. If we cannot raise adequate funds on acceptable terms, we may not be able to continue to fund our operations.

Our Business Depends Upon the Continued Growth of and Demand For HPCs; The Development of Technological Alternatives Will Have an Adverse Effect on Our Business.

     HPCs were introduced in 1995 and represent a relatively new technology. HPCs have experienced substantial growth in sales in each year since their introduction. Software applications development for HPCs using both the Microsoft Windows CE and Palm operating systems has accelerated and likely will establish HPCs as essential computing tool for large and small businesses alike. However, no assurance can be given that HPCs will continue to experience growth at rates as those experienced since their introduction.

     In addition, it is possible that other hardware or operating systems could be developed which supplant HPCs and the Windows CE and Palm operating systems, which make obsolete HPCs or the operating systems upon which they currently operate.

     In the event that new, more powerful hardware devices are developed which make existing HPCs obsolete or new more advanced operating systems are introduced that are not compatible with Windows CE or that HPCs do not continue to experience sales growth as in past years, PowerAudit may never gain widespread market acceptance, which would have a material adverse impact on IVP's business and results of operations.

We Cannot Be Sure That Poweraudit Software Will Gain Widespread Acceptance.

     Currently, PowerAudit is being used only by a few customers. We cannot assure you that we will be successful in marketing PowerAudit or that PowerAudit will gain widespread acceptance among end-users of HPCs. If we does not implement a successful marketing plan that results in significant sales of the product and generates significant revenues or if potential end-users of PowerAudit do not like the software, our results of operations will be materially adversely effected.

Our Reputation May Be Adversely Affected By Software Defects.

     Our operations depend on complex software developed by Orchestral. Software often contains defects, particularly when first introduced or when new versions are released. These defects could cause service interruptions that damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could materially adversely affect our business, operating results and financial condition. We may not discover software defects that affect our product until widespread deployment of PowerAudit.

If We Fail To Keep Pace With Rapid Technological Change and Evolving Industry Standards, Our Products Could Become Less Competitive or Obsolete.

     The market for HPCs and the software applications that run on them, such as PowerAudit, is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, intense competition and frequent new product introductions. If we, in conjunction with Orchestral, fail to modify or improve our products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, on our ability to:

     o enhance PowerAudit software and develop new products that meet changing customer needs;
     o   adjust the price of PowerAudit to increase customer demand;
     o   successfully advertise and market our products; and
     o influence and respond to emerging industry standards and other technological changes.

     We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or enhancing our existing product on a timely basis. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting PowerAudit to new technologies as they emerge.

Time Lag From Commencement of Marketing Process to Sales Could Result in Wide Fluctuations in Results of Operations and Fluctuations in the Price of Our Common Stock from Quarter to Quarter.

     Given the nature of our product and the potential market therefor, acceptance and adoption of PowerAudit by large organizations may occur only after these entities have completed extensive investigation of PowerAudit and after long and deliberate internal discussions as to whether to adopt the HPC as a hardware platform and PowerAudit as a software platform. Management expects a time-lag of from six to twenty-four months from the initiation of marketing efforts to an organization before such entity agrees to purchase PowerAudit, if ever. Consequently, we could suffer fluctuations in operating results from quarter to quarter which are tied to marketing efforts and sales of product.

     Moreover, in some future periods, our results of operations could be below the expectations of investors and public market analysts, if any choose to follow our stock. In this event, the price of our common stock would likely decline. Factors that are likely to cause our results to fluctuate include the following:

     o   market acceptance of PowerAudit;
     o   the timing of sales; and
     o   the introduction of new products.

Our Management Has No Experience Operating A Public Company.

     No member of our management team has ever operated a public company. We must engage additional personnel who have experience operating public companies and must develop the skills and knowledge required to operate effectively as a public company. No assurance can be given that we will be able to do so successfully. If we are not successful in developing these skills or do not retain individuals who have significant experience operating a public company, we may never be able to implement all or any portion of our business plan and our business could be materially and adversely affected.

If We Fail To Attract, Retain and Motivate Qualified Employees, Our Ability to Execute Our Business Plan Would Be Compromised.

     Our future success is dependent upon our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. Given our current financial resources, we may be unable to retain our key employees or to attract, assimilate and retain highly qualified employees in the future. We expect to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

If We Fail To Effectively Manage Growth, Our Business Will Suffer.

     If HPCs continue to experience rapid increases in sales as they have in the last several years and if PowerAudit gains wide acceptance and our business grows correspondingly, this rapid growth will place a significant strain on our managerial, operational and financial resources. To accommodate any significant increase in our size and manage our growth, we must implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. If we fail to successfully manage growth, our ability to generate and maintain sales will be impaired and our business will suffer.

We May Not Be Able to Compete Effectively with Existing or New Competitors, Our Resulting Loss of Competitive Position Could Result in Price Reductions, Fewer Customer Orders and Reduced Margins.

     PowerAudit competes directly against other remote data collection applications that run on the Windows CE operating system (we are aware of one such product at the date hereof) and indirectly against similar software applications that run on the Palm and Symbian operating systems.

     With respect to competing remote date collection software applications that run or may in the future run on the Windows CE operating system, the entities that currently market such software and which may in the future market similar applications, have significantly greater financial, technical and marketing resources than we do. Management expects competition to increase significantly in the future as software developers recognize the need for such products and as the market for HPC grows. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. Successful new product introductions or enhancements by our competitors could reduce sales and the market acceptance of our products, cause intense price competition or make its products obsolete. To be competitive, we must continue to invest significant resources in sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders and reduced margins. Our failure to compete successfully against current or future competitors could seriously harm our business.

     We are not aware of remote data collection software that runs on the Palm operating system. If Palm or an independent programmer develops a remote data collection software product for the Palm system, we will compete directly against such software. We cannot assure that we would be able to compete effectively against the provider of any such software.

We Depend on Proprietary Rights to Protect Our Technology.

     We and Orchestral, the developer of PowerAudit depend upon a combination of trade secret and trademark laws to protect proprietary information. No U.S. or foreign copyrights or patents have been applied for or granted with respect to PowerAudit and neither us nor, we are advised, Orchestral expect to apply for patent or copyright protection for PowerAudit. Any failure to protect or enforce intellectual property rights successfully will negatively impact our competitive position and its business could suffer.

We Could Be Subject to Claims of Infringement of Third-Party Intellectual Property, which Could Result in Significant Expense And Loss of Intellectual Property Rights.

     The software industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding copyright and patent rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We may receive notices of claims that our products infringe or may infringe these rights. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our clients, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot provide any assurances that we would prevail in any such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

     o   pay substantial damages;

     o   cease the manufacture, use or sale of infringing products;

     o   discontinue the use of certain technology; or

     o obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all.

     Although Orchestral has agreed to indemnify us against infringement by PowerAudit of intellectual property right of others, it is unlikely that Orchestral will have sufficient funds to indemnify us if such a need should arise. Consequently, if it is determined that PowerAudit infringes upon the intellectual property rights of others, we may be required to spend significant resources to satisfy any such claims, which may not be available at the time of any such determination. Any determination that PowerAudit infringes upon another's proprietary intellectual property rights will have a material negative impact on our business and results of operations.

We May Face Risks Associated with Potential Acquisitions, Investments, Strategic Partnerships or Other Ventures, Including Whether Such Transactions Can Be Located, Completed and the Other Party Integrated with Our Business On Favorable Terms.

     As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding our acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including, without limitation, the following:

     o we may experience difficulty integrating acquired operations, products, services and personnel;
     o   the acquisition may disrupt our ongoing business;
     o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;
     o   we may not be able to retain the key personnel of the acquired company;
     o the businesses we acquire may fail to achieve the revenues and earnings it anticipated;
     o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and
     o we may have to devote a substantial portion of our limited resources to manage the absorption of newly acquired assts and companies.

     We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

     o   diluting current security holders ownership interest;
     o   causing us to incur additional debt; and

     o forcing us to amortize expenses related to goodwill and other intangible assets.

     Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may have to incur indebtedness or issue equity securities to pay for any future acquisitions.

Because Our Common Stock Price Is Below $5.00, It Is Subject to Additional Rules and Regulations.

     The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock presently is a "penny stock". Because our stock is a "penny stock", it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the common stock will trade for $5.00 or more per share, or if so, when.

Our Stock Price Is Highly Volatile.

     In the past, our common stock has traded at volatile prices. Management believes that the market prices will continue to be subject to significant fluctuations due to various factors and events that may or may not be related to our performance. The stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of high-tech and software company stocks which may be unrelated to the operating performance of such companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors.

Factors Outside Of Our Control May Affect Operating Results and Cause Quarterly Results to Fluctuate.

     Our financial results may fluctuate significantly because of several factors, many of which are beyond our control. These factors include:

     o   our failure to keep pace with changing technology;
     o   downward pressure on prices due to increased competition;
     o   changes in operating expenses; and
     o   the effect of potential acquisitions.

     Fluctuations caused by these and other factors could cause our business to suffer.

We Have No Intention Of Paying Dividends In The Near Future.

     We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for investment in our business and do not expect to pay any dividends in the foreseeable future.

The Future Sale Of Common Stock In The Public Market Could Cause Stock Price To Fall.

     The market price of our common stock could fall if our stockholders sell substantial amounts of common stock in the public market following the date hereof. Such sales might also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently occupy office space at 54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9 Canada, the offices of Jarvis Ryan Associates. IVP uses this space free of charge. At such time as IVP secures capital, it will seek to lease office space for its operations. Management believes that office space is readily available in Toronto at competitive prices.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently party to any material legal proceeding nor are we aware of any material pending or potential legal proceeding, which might be instituted against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price and Holders of Record of Our Common Stock

     Our common stock is traded in the Over-the-Counter Electronic Bulletin Board under the symbol "TALL."

     On April 10, 2001, there were 39,040,848 shares of common stock outstanding.

     On April 10, 2001, the closing bid price pr share of our common stock was $.10.

     On April 10, 2001, there were approximately 270 holders of record of our common stock.

     The following table sets forth the quarterly high and low closing bid and closing ask prices (in U.S. dollars) for our common stock for the period January 1999 through the first quarter of 2001:

                                 Closing Bid
1999                             High             Low
----                             ----             ---

Jan. 4 thru March 31             $0.85            $0.25

April 1 thru June 30             $0.44            $0.065

July 1 thru Sept 30              $0.295           $0.09

Oct. 1 thru Dec. 31              $0.19            $0.13

2000
----

Jan. 3 thru March 31             $3.69            $0.13

April 3 thru June 30             $1.41            $.5625

July 3 thru Sept 29              $.91             $.57

Oct. 2 thru Dec. 29              $.665            $.14

2001
----

Jan. 2 thru March 30             $.215            $.115

Source: National Quotation Bureau, LLC

The foregoing data represents prices between dealers and does not include retail mark-ups, mark-downs or commissions, nor does such data represent actual transactions or adjustments for stock-splits or dividends.

     Principal Market-Makers

     On April 10, 2001, there were 19 active market makers of our common stock. The principal market makers during 1999 have been J. Alexander Securities, Inc., Knight Securities, Inc., Wm. V. Frankel & Co., Incorporated, M.H. Meyerson & Co., Inc., Fleet Trading/A division of Fleet Securities, First Level Capital, Inc., First London Securities Corporation, D.L. Cromwell

Investments, Inc., Gaines Berland Inc., Hill Thompson Magid & Co., Inc., Wien Securities Corp., and Paragon Capital Corporation.

     Dividends

     We have never paid any dividends on any of our securities. We do not intend to pay dividends in the foreseeable future but will retain any earning for investment in our business.

     Recent Sales of Unregistered Securities

     Since January 1, 2000, we have issued the following securities which were not registered under the Securities Act:

     March 2000 Share Exchange

     In March 2000, we acquired all of the outstanding shares of common stock of Erebus Corporation from the all of the stockholder thereof in exchange for an aggregate of 350,000 shares of our common stock (the "Exchange Shares") and the payment of $200,000 in cash. We valued each share at the par value thereof for an aggregate value of $350. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of the Exchange shares.

     March 2000 Offering

     On March 6, 2000, we completed an offering of 4,500,000 Shares of Common Stock at an offering price of $.15 per share common stock pursuant to Rule 504 promulgated under the Securities Act of 1933. Of the 4,500,000 shares offered, we sold 3,000,000 shares for cash, aggregating $450,000 and ,500,000 shares for services rendered valued at $225,000.

     We applied the cash proceeds from the offering as follows:

     o $200,000 for the acquisition of all of the outstanding shares of Erebus Corporation;
     o $75, 000 for legal and accounting services provided to us in connection with the business combination with Erebus Corporation and completion of the financing completed pursuant to Rule 504;
     o $12,600 remitted to Orchestral Corporation in consideration for three months of maintenance and first and second level support on PowerAudit software, and
     o   $162,400 for working capital and general corporate purposes.

     April 2000 Share Issuance for Services Rendered and to be Rendered

     During April 2000, we issued 800,000 common shares to four persons, comprising current and past officers and directors, in consideration of services rendered and to be rendered by them. Of these shares, 200,000 were issued to an individual for services rendered during the

2000 calendar year and 600,000 were issued for services rendered in prior years (the consideration for which we converted into debt aggregating $450,000). We valued each of the 800,000 shares issued at a price of $.75, the quoted trading price on the issue date, for an aggregate value of $450,000. We relied on the exemption from the registration provisions of the Securities Act afforded by
Section 4(2) thereof in connection with the issuance of these shares.

     June 2000 Issuance of Common Stock Issued In Connection with Settlement with Officer and Director

     During June 2000, we issued 200,000 shares of common stock to a former officer and director in connection with a settlement by which he agreed to resign from as a member of the Board of Directors and Secretary of the Company. We valued each of the 200,000 shares issued at a price of $.75, the quoted trading price on the issue date, for an aggregate value of $150,000. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

     July 2000 Issuance of Common Stock for Services

     During July 2000, we issued 70,000 shares of common stock to Equity Network Communications for services to be rendered in accordance with the terms of an agreement by which said entity was to provide investor relations services. We assigned a value of $.688 per share of common stock issued, the quoted trading price on the issue date, for an aggregate value of $48,160. We relied on the exemption from the registration provisions of the Securities Act afforded by
Section 4(2) thereof in connection with the issuance of these shares. The agreement giving rise to the issuance of these shares was rescinded by mutual agreement of the parties during 2001 and the shares have since been returned to the Company for cancellation.

     October 2000 Issuance for Services Rendered

In October 2000, the Company released to a consultant, Clarino Investments International Ltd., 3,800,000 shares of common stock. Of these shares, 3,500,000 were issued pursuant to the terms of an agreement dated November 1, 1999, which provided that these shares be held in escrow until certain conditions were satisfied. We issued the remaining 300,000 shares pursuant to the provisions of an amendment to the November 1999 agreement. The Board of Directors determined that the consultant satisfied the terms of the agreement and released the 3,800,000 shares to it. These shares were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933 afforded by Section 4(2) thereof. We valued each of the 3,500,000 shares at the par value thereof for an aggregate offering price of $3,500 and the 300,000 at a value of $.688 per share of common stock issued, the quoted trading price on the issue date, for an aggregate value of $48,160. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

     September 2000 Issuance of Shares for Services

     During September 2000, we issued 700,000 shares of common stock to Barry Gross pursuant to the provisions of a consulting agreement, 2000 by which the consultant agreed to perform financial public relations services for the Company. We assigned a value of $.74 per share of common stock issued, the quoted trading price on the issue date, for an aggregate value of $518,000. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

     October 2000 Issuance of Shares for Services

     During October 2000, we issued 800,000 shares of common stock to Koplan Consulting Corp. pursuant to the provisions of a consulting agreement by which Koplan agreed to market our products in Europe and identify an entity to adapt PowerAudit for the Psion operating system for HPC's. We assigned a value of $.585 per share of common stock issued, the quoted trading price on the issue date, for an aggregate value of $468,000. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

     November 2000 Issuance to Director

     During November 2000, we issued 200,000 shares of common stock in the name of an individual who agreed to become a member of the Board of Directors upon the satisfaction of certain terms and conditions by the Company, including the receipt of financing. We are holding these shares in his favor until such time as the conditions of the agreement are met. We valued each of the 200,000 shares issued at a price of $.42, the quoted trading price on the issue date, for an aggregate value of $84,000. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

                                    PART III

ITEM 6.  PLAN OF OPERATION.

     The following is a discussion of our plan of operation and should be read together with our financial statements and notes included in this 10-KSB.

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

     PowerAudit is a platform for remote data collection and market survey purposes. PowerAudit operates on handheld computers that run on Microsoft's Windows CE operating system and allows field employees to collect specific data and transmit that data via the Internet to a server located at the employee's main office or other location. PowerAudit was designed for use by organizations that market and distribute many products, including entities such as consumer goods distributors and pharmaceutical and healthcare companies.

     We presently are initiating marketing operations in the United States and Europe and will target HPC original equipment manufacturers, computer systems integrators, data base management and service providers and potential end-users of the software. At such time as funds become available, if ever, we intend to engage marketing personnel and implement our marketing plan.

     In furtherance of our marketing plan we have entered into agreements with two entities that will market PowerAudit in specific areas.

     On September 28, 2000, we entered into a Service Bureau Arrangement Agreement with E-Responses.Com. ("E-Responses"), whereby we granted to E-Responses a non-exclusive right to act as a service bureau for PowerAudit software for distribution to end-users within the automotive and real estate/mortgage business sectors.

     On September 25, 2000, we entered into a six-month agreement with Koplan Consulting Corporation whereby that entity agreed to assist us in:

     o identifying and introducing us to a software developer to work with our technical team to adapt PowerAudit for the Psion operating system for HPCs; and

     o developing a marketing strategy for PowerAudit in the European Economic Community and Switzerland by initiating strategic alliances with manufacturers, distributors and systems designers.

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

     For the year ended December 31, 2000, we generated revenues of $40,002. from sales of PowerAudit, representing all of the revenues we have generated from our current operations, to date. At December 31, 2000, we had a cumulative working capital deficiency of $439,428 and a cumulative net operating loss of $2,430,013 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2001. Except as described in the Software Distribution Agreement, we have no cash obligations at this time.

Plan of Operation.

     We require immediate, substantial additional funds to implement our business plan, including the full range of marketing programs and plans for future growth. We require funds for the following purposes:

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

     We intend to continue using equity to compensate our management and consultants and to use stock based compensation to attract and motivate new and existing personnel. At such time as we obtain financing, we will seek to engage additional executive officers and marketing personnel.

     We believe that we have taken significant and productive steps toward implementing a portion of our marketing program for PowerAudit with the engagement of (i) a licensee of PowerAudit which will be responsible for marketing the product to end-users within the automotive and real estate/mortgage business sectors and (ii) an entity that will assist us in with the European market.

     Management intends to focus on the following issues in the 2001 fiscal period:

     o   to obtain a listing of its common stock on the NASDAQ Small Cap Market;
     o   to complete a financing which will allow us to:
     o to secure the services of five additional employees, including a Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, a US marketing manager and a European marketing manager;
     o   implement our marketing plan; and
     o identify, evaluate and, where appropriate, acquire the rights to additional software products.

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

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements are filed herewith following the signatures.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table lists, as of April 10, 2001, the directors and executive officers of our company:

Name                    Age                 Title
----                    ---                 -----

John Maxwell            56            President and Director

John Trainor            54            Secretary

     All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The Board of Directors elects the officers annually.

     John Maxwell has been the President and a member of the Board of Directors since 1999. From 1990 to 1999, Mr. Maxwell was employed as Manager at Copyright Printing Company, Toronto, Ontario, Canada. Mr. Maxwell received a diploma from Cedarbrae College, Toronto, Ontario, Canada, in 1963.

     John Trainor has been the Secretary of the Company since July 2000. Mr. Trainor has been involved in the entertainment industry since 1989. From 1994 through the present, has been a free lance film technician and screenwriter. From 1992 through 1995, he was a story analyst for Scripps Howard Productions, Los Angeles, California, where he provided coverage on manuscripts submitted with a view to adaptation to screenplay. From 1989 through 1992, he was the Assistant to Head of Development, Carol Gillson Productions, Van Nuys, California where he was responsible for reviewing screenplays submitted for production consideration and worked with writers in developing screenplays and reported directly to the head of production.

     Agreement to Serve as a Director

     We are party to an agreement with Michael Sidrow dated November 10, 2000 pursuant to which Mr. Sidrow agreed to stand for election or otherwise accept appointment to the Board of Directors at such time as we have obtained liability insurance of $1 million per incident in favor of all of its officers and directors and provided that we issue to Mr. Sidrow 200,000 shares of common stock and a one-year option to purchase up to 500,000 shares of its common stock at an exercise price equal to the closing bid price per share on the day that he becomes a director. We have issued and are holding the 200,000 shares of common stock to be furnished to Mr. Sidrow pursuant to the agreement and will release same upon satisfaction of the conditions included in this agreement.

Compliance with Section 16(A) of The Exchange Act

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based upon reports furnished to us during the year 2000, the following persons did not file the reports set forth opposite their respective names on a timely basis:

Name                Title                          Report Not Timely Filed
----                -----                          -----------------------

John Maxwell        President and Director         Form 3

John Trainor        Secretary                      Form 3

To the best of the Company's knowledge, all reports required to be filed have been filed.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer and to each of our most highly compensated executive officers other than the Chief Executive Officer whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended December 31, 2000. These officers are referred to as the "named executive officers" here and elsewhere in this prospectus.

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation
                                                                    All other
Name and Principal Position     Year      Salary       Bonus      Compensation
---------------------------     ----      ------       -----      ------------

John Maxwell, President         2000   $150,000(1)      -0-            -0-

John Trainor, Secretary         2000   $144,000 (2)     -0-            -0-


--------------------------------------------------------------------------------
1. Mr. Maxwell's compensation for 2000 consisted only of 200,000 shares of common stock. We valued these shares at $.75 each for an aggregate value of $150,000.

2. Mr. Trainor's compensation for 2000 consisted only of 200,000 shares of common stock. We valued these shares at $.72 each for an aggregate value of $144,000.

Director Compensation

     Directors are elected each year for one-year terms and do not currently receive any cash compensation for their service as directors, but are reimbursed for reasonable expenses incurred in attending meetings.

Employment Agreements

     We do not have any written employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us regarding beneficial ownership of our common stock at the date hereof by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, and (iii) each of our executive officers, (iv) all officers and directors as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                           Amount of
Name and Address of                        Beneficial           Percent of Outstanding
Beneficial Owner                           Ownership           Shares of Class Owned (1)
-------------------                        ---------          ---------------------------
John Maxwell (2)                            200,000                    .005%

John Trainor (2)                            200,000                    .005%

Clarino Investments International Ltd.      3,800,000                 9.733%
c/o Webster, Dyrud and Mitchell,
Victoria House,
P.O. Box 58,
The Valley, Anguilla, B.W.I.

All officers and directors
as a group (2 persons)                      400,000                     .01%

(1) Based upon 39,040,848 shares outstanding on April 10, 2001, after giving effect to the cancellation of 70,000 shares returned to us upon the failure of a contract partner to satisfy the terms of its agreement with us.

(2) The address for these individual is c/o IVP Technology Corporation, 54 Village Centre, Suite 300, Mississauga, Ontario L4Z 1V9, Canada.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2000, we entered into an agreement with Edgar Clark, who, at the time, was our Secretary and was a member of the Board of Directors. The agreement governed the terms of Mr. Clark's resignation from all positions held by him with IVP. Under this agreement, we issued to Mr. Clark 200,000 shares of Common Stock and agreed to register the shares under the Securities Act to permit the public resale of these shares. Mr. Clark agreed to resign from all positions he held with us and to release us from any and all other obligations or liabilities which he may have had against us. We also agreed to release Mr. Clark from any and all other obligations or liabilities which we may have had against him. This agreement also provides that whenever Mr. Clark desires to sell or transfer any of the shares of Common Stock issued to him under this agreement, he must first offer the shares to Clarino Investments International Ltd., a shareholder and our investment banker, at a price equal to 90% of the average closing bid price per share of Common Stock over the three days preceding the proposed sale of the shares. Clarino Investments has the option to purchase the shares

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K

     The Company hereby incorporates by reference the information and exhibits included in its Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2000.

Exhibit No.                   Description
-----------                   -----------

13.1 Agreement dated September 1, 2000 between the Registrant and Barry Gross d/b/a Gross Capital Associates.


13.2 Agreement dated September 25, 2000 between the Registrant and Koplan Consulting Corporation.


27             Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-KSB to be signed on its behalf by the undersigned in the capacities and on the dates indicated, thereunto duly authorized.


                                  IVP TECHNOLOGY CORPORATION

                                  By: /s/ JOHN MAXWELL
                                     -----------------
                                          John Maxwell, President

Dated: April 12, 2001


                                  /s/ JOHN TRAINOR
                                  ----------------
                                  John Trainor, Secretary

Dated: April 12, 2001

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

  PAGE       1        INDEPENDENT AUDITORS' REPORT

  PAGE       2        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000

  PAGE       3        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                      DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
                      JANUARY 1, 1998 (INCEPTION OF DEVELOPMENT STAGE) TO
                      DECEMBER 31,2000

  PAGE       4        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                      DEFICIENCY FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION
                      OF DEVELOPMENT STAGE) TO DECEMBER 31,2000

  PAGE       5        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                      DECEMBER 31, 2000 AND 1999 AND FOR THE PERIOD FROM
                      JANUARY 1, 1998 (INCEPTION OF DEVELOPMENT STAGE) TO
                      DECEMBER 31, 2000

  PAGE     6 - 12     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  IVP Technology Corporation
  (a development stage company)

We have audited the accompanying consolidated balance sheet of IVP Technology Corporation and Subsidiaries (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years then ended and for the period from January 1, 1998 (inception of development stage) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVP Technology Corporation and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years then ended and for the period from January 1, 1998 (inception of development stage) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's recurring losses from operations of $12,312,528, working capital deficiency of $439,419 and stockholders' deficiency of $438,547, raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 22, 2001

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000
                             -----------------------



                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                        $      1,424
   Accounts receivable                                                6,452
                                                               ------------
      Total Current Assets                                            7,876

OTHER ASSETS
   Miscellaneous receivable                                             872
                                                               ------------

TOTAL ASSETS                                                   $      8,748
                                                               ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                    $    447,295
                                                               ------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value 50,000,000 authorized,
     39,110,848 issued and outstanding                               39,111
   Additional paid-in capital                                    12,151,156
   Accumulated deficit (accumulated in development
     stage $11,336,362 in 2000)                                 (12,312,528)
                                                               ------------
                                                                   (122,261)

   Less deferred compensation                                      (316,286)
                                                               ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                     (438,547)

                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      8,748
                                                               ============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Cumulative from January
                                                                             For the Year      1, 1998 (Inception of
                                                       For the Year Ended       Ended           Development Stage) to
                                                        December 31, 2000   December 31, 1999    December 31, 2000
                                                        -----------------   -----------------    -----------------
REVENUE                                                    $     40,002        $         --        $     40,002
                                                           ------------        ------------        ------------


OPERATING EXPENSES
   Amortization                                                 114,000             106,000             220,000
   Bad debts                                                         --                  --              25,000
   Bank charges                                                     500                 364                 927
   Commissions                                                   22,975                  --              22,975
   Foreign exchange (gain)                                      (23,312)            (12,626)            (26,354)
   Interest                                                          --              13,126              27,461
   Legal and accounting                                         194,974             191,850             405,654
   Management fees                                              308,841             450,000             758,841
   Office and general                                             9,858              27,180              55,020
   Development fees and software support                         52,609              60,305             112,914
   Consulting fees                                            1,637,279             221,078           4,858,657
   Travel and promotion                                         152,291              30,808             183,099
                                                           ------------        ------------        ------------
     Total Operating Expenses                                 2,470,015           1,088,085           6,644,194
                                                           ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (2,430,013)         (1,088,085)         (6,604,192)

OTHER EXPENSE
   Write-off of goodwill and other costs                             --                  --          (4,000,000)
                                                           ------------        ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                               (2,430,013)         (1,088,085)        (10,604,192)
                                                           ------------        ------------        ------------

EXTRAORDINARY ITEM
  Loss on extinguishment of debt                                     --             732,170             732,170
                                                           ------------        ------------        ------------

NET LOSS                                                   $ (2,430,013)       $ (1,820,255)       $(11,336,362)
                                                           ============        ============        ============

LOSS PER SHARE                                             $      (0.07)       $      (0.08)       $       (.47)
                                                           ============        ============        ============

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES         33,449,427          22,409,210          23,958,410
                                                           ============        ============        ============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION OF THE
                     DEVELOPMENT STAGE) TO DECEMBER 31, 2000

                                                           Additional
                                  Common Stock              Paid-In       Accumulated    Subscription     Deferred
                              Shares         Amount         Capital         Deficit       Receivable    Compensation       Total
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------
Balance, December 31, 1997    5,990,848   $      5,991   $  4,407,725    $   (976,166)   $         --   $         --   $  3,437,550

Stock issued for cash and
  subscriptions               8,363,000          8,363        390,247              --        (359,000)            --         39,610
Stock issued for services     2,000,000          2,000      2,998,000              --              --             --      3,000,000
Net loss 1998                        --             --             --      (7,086,094)             --             --     (7,086,094)
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1998   16,353,848         16,354      7,795,972      (8,062,260)       (359,000)            --       (608,934)

Stock issued for cash         3,650,000          3,650        189,360              --        (136,350)            --         56,660
Cash collected                       --             --             --              --         359,000             --        359,000
Stock issued for services       200,000            200          9,800              --              --             --         10,000
Stock issued for debt         5,787,000          5,787      1,209,483              --              --             --      1,215,270
Stock issued for license      1,500,000          1,500        218,500              --              --             --        220,000
Net loss 1999                        --             --             --      (1,820,255)             --             --     (1,820,255)
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------

Balance, December 31, 1999   27,490,848         27,491      9,423,115      (9,882,515)       (136,350)            --       (568,259)

Stock issued for cash and
  offering costs              8,000,000          8,000        667,000              --              --             --        675,000
Cash collected                       --             --             --              --         136,350             --        136,350
Stock issued for services     2,670,000          2,670      1,611,991              --              --       (316,286)     1,298,375
Stock issued for shell
  corporation                   350,000            350           (350)             --              --             --             --
Stock issued for debt           600,000            600        449,400              --              --             --        450,000
Net loss, 2000                       --             --             --      (2,430,013)             --             --     (2,430,013)
                           ------------   ------------   ------------    ------------    ------------   ------------   ------------

BALANCE,
 DECEMBER 31, 2000           39,110,848   $     39,111   $ 12,151,156    $(12,312,528)   $         --   $   (316,286)  $   (438,547)
                           ============   ============   ============    ============    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Cumulative from January
                                                                                               1, 1998 (Inception of
                                                        Year Ended            Year Ended       Development Stage) to
                                                     December 31, 2000     December 31, 1999     December 31, 2000
                                                     -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                              $ (2,430,013)         $ (1,820,255)         $(11,336,362)
                                                        ------------          ------------          ------------
  Adjustments to reconcile net loss to net
    cash used in operating activities:

     Loss on extinguishment of debt                               --               732,170               732,170
     Write-off of goodwill and other costs                        --                    --             4,000,000
     Stock issued for services                             1,298,375                10,000             4,758,375
     Amortization                                            114,000               106,000               220,000

  Changes in operating assets and liabilities:
     Increase (decrease)

      Accounts receivable                                     (6,452)                   --                (6,452)
      Accounts payable and accrued expenses                  213,882               138,006               376,166
      Management fees payable                                     --               450,000                    --
                                                        ------------          ------------          ------------
TOTAL ADJUSTMENTS                                          1,619,805             1,436,176            10,080,259
                                                        ------------          ------------          ------------
        Net cash used in operating activities               (810,208)             (384,079)           (1,256,103)
                                                        ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Minority interest                                             --                    --                   400
    Other                                                         --                    --                   400
                                                        ------------          ------------          ------------
        Net cash provided by investing activities                 --                    --                   800
                                                        ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock,
      net of subscriptions                                   811,351               384,360             1,235,321
    Proceeds from loans                                           --                    --                14,335
    Proceeds from stockholders                                    --                    --                 6,618
                                                        ------------          ------------          ------------
        Net cash provided by financing activities            811,351               384,360             1,256,274
                                                        ------------          ------------          ------------

NET INCREASE IN CASH                                           1,143                   281                   971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 281                    --                   453
                                                        ------------          ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $      1,424          $        281          $      1,424
                                                        ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF NON -
  CASH FINANCING ACTIVITIES:

Issuance of 600,000 shares of common stock
  to settle management fee payable                      $    450,000          $         --          $    450,000
                                                        ============          ============          ============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         (A) ORGANIZATION

         Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products and then became inactive in 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses. (See Note 7)

         (B) ACQUISITION

         Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

         (C) BASIS OF PRESENTATION

         The Company maintains its original records in United States dollars. The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

         (D) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its inactive subsidiaries, Lanvoice Corporation and Erebus Corporation. All significant inter-company transactions and balances have been eliminated.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         (E) FOREIGN CURRENCY TRANSACTIONS

         Transactions conducted in Canadian dollars have been translated into United States dollars using the average exchange rate for the month in which the transactions occurred. Gains or losses are recognized in the statement of operations.

         (F) USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (G) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (H) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

         The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities approximates fair value due to the relatively short period to maturity for these instruments.

         (I) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         (J) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         (K) LOSS PER SHARE

         Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at December 31, 2000 and 1999.

         (L) BUSINESS SEGMENTS

         The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

         (M) REVENUE RECOGNITION

         The Company records revenue associated with the sale of software licenses on a pro-rata basis over the license term.

NOTE 2   ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

         During August 2000, the Company entered into a contract to sell a software license. The contract is for $107,360 with $26,840 payable on the effective date of the contract with the remainder paid in twelve
         (12) equal installments of $6,710, on the first of each month. As of December 31, 2000, revenue has been recognized in the amount of $40,002. The Company has collected $33,550 during the fiscal year with a remaining accounts receivable balance of $6,452 at the balance sheet date.

NOTE 3   MANAGEMENT FEES PAYABLE

         During 2000, the Company settled disputes with three former directors relating to services performed through December 31, 1999 by issuing 600,000 common shares valued at $450,000. The stock was valued at its quoted trading price on the settlement date and the resulting management fees had been expensed and accrued through December 31, 1999.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

NOTE 4   EQUITY

         During 1998 the Company issued 8,363,000 common shares for cash of $39,610 and a related subscription receivable of $359,000 which was satisfied in 1999 with cash of $327,700 and an offset of $31,300 to due to stockholder.

         During 1998 the Company issued 2,000,000 common shares for past services. For financial reporting purposes, the stock was valued at its quoted trading price on the grant date resulting in an aggregate consulting expense of $3,000,000 recorded in 1998.

         During 1999 the Company issued 3,650,000 common shares for cash of $56,660 and a related subscription receivable of $136,350 which was collected in March 2000.

         During 1999 the Company issued 5,787,000 common shares in exchange for $483,100 of debt, customer deposits and accounts payable to unrelated parties. For financial reporting purposes the stock was valued at its quoted trading price on the settlement date. The Company recognized a $732,170 loss on extinguishment.

         During 1999 the Company issued 200,000 common shares for services. For financial reporting purposes the stock was valued at its quoted trading price on the grant dates resulting in expense of $10,000.

         During the year ended December 31, 2000, the Company issued 4,500,000 common shares for cash of $675,000 and 3,500,000 common shares in connection with the offering, which were valued at $350,000. The value of the 3,500,000 shares of common stock is a direct offering cost and accordingly has been charged to equity in 2000. (See Note 7(B)).

         During the year ended December 31, 2000, 2,670,000 common shares were issued for services in the amount of $1,614,661. These shares were valued at the quoted trading price on the grant date. Deferred compensation in the amount of $316,286 was recorded during the year for unearned consulting services.

         In March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation from the stockholders thereof in exchange for an aggregate of 350,000 shares of the Company's common stock at par value. (See Note 1(B)).

NOTE 5   WRITE-OFF OF GOODWILL

         During 1998 the Company wrote-off its investment in an 80% owned subsidiary, Skynet Worldwide, Inc. due to the permanent impairment of the value of this

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         investment as a result of proposed legislative changes governing internet gambling by United States citizens. The subsidiary was then dissolved.

         The write-off is as follows:

         Goodwill                                        $ 3,998,400
         Other costs                                           1,600
                                                         -----------
         Total                                           $ 4,000,000
                                                         ===========

NOTE 6   INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                2000            1999
                                             -----------     -----------
         Current:

           Federal                           $         -     $         -
           State                                       -               -
           Deferred-Federal and State                  -               -
                                             -----------     -----------
         Income tax expense (benefit)        $         -     $         -
                                             ===========     ===========

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999, as follows:

                                                2000            1999
                                             -----------     -----------
         U.S. Federal income tax
           provision (benefit)               $  (826,200)    $  (618,900)
         Effect of net operating
           loss carryforward                     826,200         618,900
                                             -----------     -----------

                                             $         -     $         -
                                             ===========     ===========

         The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                2000            1999
                                             -----------     -----------
         Deferred tax assets:

         Net operating loss carryforward     $ 4,186,300       3,346,000
                                             -----------     -----------
           Total gross deferred tax assets     4,186,300       3,346,000
         Less valuation allowance              4,186,300       3,346,000
                                             -----------     -----------
         Net deferred tax assets             $         -     $         -
                                             ===========     ===========

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $12,312,500, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2020.

         The valuation allowance at January 1, 2000 was approximately $3,346,000. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of approximately $840,300.

NOTE 7   AGREEMENTS

         (A) SOFTWARE DISTRIBUTION AGREEMENTS

         On March 30, 1999, the Company entered into a software distributing agreement, granting the Company an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendment and extension.) The significant terms and conditions governing the agreement are as follows:

         1.   Payment by the Company of $50,000 in development funds.

         2. Issuance of 500,000 in common shares of the Company to the owners and developers of the software upon its delivery which was in October 1999.

         3. The Company is to pay royalties at 20% on the first $500,000 of sales. Between $500,000 and $1,000,000 the Company will pay 12.5% on sales and 5% on sales over $1,000,000.

         The agreement has a term of one year and can be terminated on six-month notice by either party. It can be extended on a year to year basis, provided the gross annual sales exceed $1,000,000 and all other terms are observed by the parties. In September 1999, for a consideration of the Company's issuance of an additional 1,000,000 common shares, the agreement was amended to include the European Economic Community in its distribution territory and the agreement was extended for one year to March 31, 2001. The 1,500,000 common shares were issued in 1999 and were valued on the agreement and amendment dates based on the quoted trading price. The resulting $220,000 value was presented as license fees, net of $106,000 accumulated amortization, as of December 31, 1999. During the year ended December 31, 2000, the remaining license fees of $114,000 have been charged to operations as amortization expense. The license fees are amortized over the contract life.

         (B) CONSULTING AGREEMENTS

         On November 1, 1999 ("Agreement Date") the Company entered into a consulting agreement whereby the consultant agrees to assist the Company in raising stipulated minimum equity capital and perform other consulting services. Payment of 3,500,000

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         common shares has been placed in escrow and the issuance is contingent on raising the equity capital. In accordance with generally accepted accounting principles, the escrowed shares are not considered outstanding until released and therefore no value has been assigned to them in the accompanying consolidated financial statements. Upon any future release of these shares, the shares will be valued at the quoted trading price on the Agreement Date and charged to equity as an offering cost. (See Note 4).

         On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company. (See Note 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was .1487 cents per share. Therefore, the Company must issue an additional 3,012,475 common shares to the consultant. As of the date of this report, the Company has not received a request for the additional shares.

NOTE 8   GOING CONCERN

         As reflected in the accompanying financial statements, the Company's recurring losses of $12,312,528, and its working capital deficiency of $439,419 and stockholders' deficiency of $438,547, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company has entered into a software distribution agreement, (See
         Note 7 (A)) has raised equity capital and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

                                  EXHIBIT INDEX

Exhibit No.                        Description

13.1 Agreement dated September 1 2000 between the Registrant and Barry Gross d/b/a Gross Capital Associates.

13.2 Agreement dated September 25, 2000 between the Registrant and Koplan Consulting Corporation.

27                 Financial Data Schedule