Form 10QSB
period 2001-03-31
IVP TECHNOLOGY CORP
filed 2001-05-21
CIK 1011601

--------------------------------------------------------------------------------

SEC      POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
2334     CONTAINED IN THIS FORM  ARE NOT REQUIRED TO RESPOND UNLESS THE FORM
(6-00)   DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------
                                                     OMB APPROVAL
                                                     OMB Number: 3235-0416
                                                     Expires: April 30, 2003
                                                     Estimated average burden
                                                     hours per response: 32.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2001
                                    --------------------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from                   to
                                          -----------------    -----------------

                  Commission file number    000-30397
                                         ---------------------------------------

                           IVP TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                     65-6998896
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

    54 Village Centre Place, Suite 300, Mississauga, Ontario, Canada L4Z 1V9
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (905) 306-9343
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]      No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,310,848 shares of common stock, $.001 par value, were outstanding on May 15,2001

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

         At December 31, 2000 and March 31, 2001

STATEMENTS OF OPERATIONS

         For the three months ended March 31, 2000

         For the three months ended March 31, 2001

STATEMENTS OF STOCKHOLDERS EQUITY

         For the Period from January 1, 1998
         (Inception of Development Stage) to December 31, 2000

         For the three months ended March 31, 2001

STATEMENTS OF CASH FLOWS

         For the three months ended March 31, 2000

         For the three months ended March 31, 2001

         For the period from January 1, 1998
         (Inception of Development Stage) to March 31, 2001

NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001




CONTENTS

                                                                                     Page
FINANCIAL STATEMENTS

Consolidated Balance Sheet as of
     March 31, 2001 (unaudited) and December 31, 2000                                  1
Consolidated Statements of Operations for the
     Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)
     and for the Period From January 1, 1998 (inception of development stage)
     to March 31, 2001                                                                 2
Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)
     and for the Period From January 1, 1998 (Inception of Development stage)
     to March 31, 2001                                                                 3
Notes to Consolidated Financial Statements As of March 31, 2001                      4 - 6


                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2001

                                                           March 31      December 31
                                                            2001             2000
                                                        ------------    ------------
                                                                 (unaudited)
                                   ASSETS

CURRENT ASSETS
  Cash                                                         7,253           1,424
  Accounts receivable (note 2)                                 6,672           6,452
                                                        ------------    ------------
TOTAL CURRENT ASSETS                                          13,925           7,876
                                                        ------------    ------------

OTHER ASSETS
    Miscellaneous Receivable                                     872             872
                                                        ------------    ------------
TOTAL ASSETS                                            $     14,797    $      8,748
                                                        ============    ============

                                 LIABILITIES
CURRENT LIABILITIES

  Accounts payable and accrued liabilities                   509,931         447,295
                                                        ------------    ------------


                              STOCKHOLDERS' DEFICIENCY

COMMON STOCK (note 6)
  Common stock, $.001 par value 50,000,000 authorized,
  40,310,848 issued and outstanding at March 31, 2001
  and 39,110,848 issued and outstanding at
  December 31, 2000 respectivel                               40,311          39,111

  Additional paid-in capital                              12,317,956      12,151,156
                                                        ------------    ------------
                                                          12,358,267      12,190,267

  ACCUMULATED DEFICIT (accumulated in development
  stage $11,716,663 and $11,336,362 in the three months
  ended March 31, 2001 and the year ended
  December 31, 2000 respectively)                        (12,692,829)    (12,312,528)
                                                        ------------    ------------
                                                            (334,562)       (122,261)
                                                        ------------    ------------

Less deferred compensation                                  (160,572)       (316,286)
                                                        ------------    ------------
TOTAL STOCKHOLDERS' DEFICIENCY                              (495,134)       (438,547)
                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $     14,797    $      8,748
                                                        ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Cumulative from
                                       Three Months Ended          January 1, 1998
                                             March 31             (Inception of
                                           (unaudited)          development stage) to
                                      2001             2000        March 31, 2001
                                   ------------    ------------    --------------
REVENUE                            $     27,060    $       --      $     67,062
                                   ------------    ------------    ------------
OPERATING EXPENSES
  Amortization                             --            66,184         220,000
  Bad debts                                --              --            25,000
  Bank charges                              119              23           1,046
  Commissions                              --              --            22,975
  Foreign exchange (gain)                  --             2,582         (26,354)
  Interest                                 --              --            27,461
  Legal and accounting                    4,000          93,653         409,654
  Management fees                         3,500           2,000         762,341
  Office and general                      2,756             150          57,776
  Development fees and
        software support                 12,600          12,609         125,514
  Consulting fees                       366,463         435,000       5,225,120
  Travelling and promotion               17,923           5,577         201,022
                                   ------------    ------------    ------------
TOTAL OPERATING  EXPENSES               407,361         617,778       7,051,555
                                   ------------    ------------    ------------
LOSS FROM OPERATIONS                   (380,301)       (617,778)     (6,984,493)
OTHER EXPENSE
WRITE DOWN
  OF GOODWILL                              --              --        (4,000,000)
                                   ------------    ------------    ------------
LOSS BEFORE EXTRA-
  ORDINARY ITEM                        (380,301)       (617,778)    (10,984,493)

EXTRAORDINARY ITEM:
LOSS ON EXTINGUISHMENT
  OF DEBT                                  --              --          (732,170)
                                   ------------    ------------    ------------
NET LOSS                           $   (380,301)   $   (617,778)   $(11,716,663)
                                   ============    ============    ============

NET LOSS PER SHARE-
  BASIC AND DILUTED:
    Loss before extra-
      ordinary item                       (0.01)          (0.02)          (0.44)
    Extraordinary loss                     0.00            0.00           (0.03)
                                   ------------    ------------    ------------
NET LOSS                                  (0.01)          (0.02)          (0.47)
                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
  BASIC AND DILUTED                  39,555,792      28,658,980      25,234,617
                                   ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Cumulative from
                                                             Three Months Ended          January 1, 1998
                                                                   March 31             (Inception of
                                                                 (unaudited)          development stage) to
                                                             2001           2000         March 31, 2001
                                                         ------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(380,301)      $(617,778)      $(11,716,663)
                                                          ---------       ---------       ------------
Adjustments to reconcile net
loss to net cash (used in)
operating activities:
  Amortization                                               --              66,184            220,000
  Loss on extinguishment of debt                             --              --                732,170
  Write-off of goodwill and other costs                      --              --              4,000,000
  Stock issued for services                                 323,715          --              5,082,090

Changes in operating assets and liabilities:
Increase (decrease)
  Accounts receivable                                          (220)         --                 (6,672)
  Accounts payable and accrued liabilities                   62,635           3,176            438,801
                                                          ---------       ---------       ------------

Total adjustments                                           386,130          69,360         10,466,389
                                                          ---------       ---------       ------------

Net cash used in operating activities                         5,829        (548,418)        (1,250,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Minority interest                                          --              --                    400
  Other                                                      --              --                    400
                                                          ---------       ---------       ------------
     Net cash used in investing activities                   --              --                    800
                                                          ---------       ---------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock and
     collected subscriptions                                                811,351          1,235,321
  Proceeds from loans                                        --              --                 14,335
  Proceeds from stockholders                                 --              --                  6,618
                                                          ---------       ---------       ------------
Net cash provided by financing activities                    --             811,351          1,256,274
                                                          ---------       ---------       ------------
Net increase in cash                                          5,829         262,933              6,800
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                           1,424             281                453
                                                          ---------       ---------       ------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                             $   7,253       $ 263,214       $      7,253
                                                          =========       =========       ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operation.

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         For further information, refer to the consolidated financial statements and footnotes in the Company's audited financial statements for the year ended December 31, 2000 included in the Form 8-K filed on March 22, 2001.

2.       ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

         During August 2000, the company entered into a contract to sell a software license. The contract is for $107,360 with $26,840 payable on the effective date of the contract with the remainder paid in twelve
         (12) equal instalments of $6,710, on the first of each month. The company has recognized revenue in the amount of $27,060 for the three months ended March 31, 2001. The Company regonized $40,002 in revenue for the year ended December 31, 2000. The Company has collected $60,390 since the inception of the contract with a remaining accounts receivable balance of $6,672 at the balance sheet date.

3.       DEVELOPMENT STAGE COMPANY

         The company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no significant operations since incorporation. Activities from inception of the development stage include raising of capital and negotiating and acquisition of software distribution licenses.

4.      EQUITY

         The balance at the beginning of the year of the common stock account is 39,110,848 shares amounting to $12,190,267. During the three month period ended March 31, 2001 the company issued 1,200,000 shares valued at $168,000 in connection with the Service Agreement discussed in
         Note 6.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001

5.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company's recurring losses of $12,692,829, and its working capital deficiency of $496,006 and stockholders' deficiency of $495,134, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company has entered into a software distribution agreement, has raised equity capital and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

6.       SERVICE AGREEMENT

         In February 2001 the Company extended an Investor Relations Agreement for six months from March 1, 2001 through August 31, 2001. In consideration for these services the Company issued 1,200,000 common shares. Additionally the Company will pay a monthly charge of $2,500 over the six month period. The 1,200,000 common shares were valued at $.14 per share with a fair market value of $168,000 based on the quote share price at the time the Agreement was approved of by the Board of Directors. As of March 31, 200 1 the Company recognized $28,000 of consulting expense and recorded $140,000 of deferred compensation for unearned consulting services. The balance in deferred compensation will be amortized on a pro-rata basis over the remaining life of the agreement (See Note 4).

7.       SUBSEQUENT EVENTS

         In April 2001 the Company issued 1,000,000 common shares under a consulting agreement. The term of the agreement is for six months. The 1,000,000 common shares will be valued at .14 cents per share with a fair market value of $140,000 based on the quoted share price at the agreement date. The $140,000 will be regonized as consulting expense over the service period.

         A subscription agreement was signed in April 2001 for 5,500,000 common shares for a aggregate subscription price of $550,000.

         On March 17, 2000, the Company entered into a consulting agreement with a former stockholder of the acquired inactive reporting shell company.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001


7.       SUBSEQUENT EVENTS Cont'd

         The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was .1487 cents per share. Therefore, the Company must issue an additional 3,012,475 common shares to consultant. A s of the date of this report, the Company has received a request for the additional shares but the shares remain to be issued.

ITEM 2. PLAN OF OPERATIONS

         The following is a discussion of our plan of operation and should be read together with our financial statements and notes included in this 10-QSB.

         The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

                                    Overview.

         We were incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chef, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation (which may be referred to herein as "we," "us," "IVP" or the "Company") for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. On March 30, 1999, we entered into a fourteen-month software distribution agreement with Orchestral Corporation whereby Orchestral granted to us the exclusive right to market and distribute Orchestral's PowerAudit software in the United States. In September 1999, the distribution agreement was amended to include the European Economic Community. In May 2000, the Software Distribution Agreement was further amended among other things, to extend the term of the agreement and expand the territory and provide for additional consideration to Orchestral.

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

            On February 14, 2001, we entered into an agreement to extend the Consulting and Advisory Agreement of September 1, 2000 with Barry Gross doing business as Gross Capital Associates ("GCA"). Pursuant to the terms of the extending agreement GCA will continue to:

            * assist us in the development of due diligence information relating to IVP as required by industry professionals, NASD brokers, research analysts and investors;
            * assist us in the dissemination of information about IVP to brokerage industry professionals including investors and brokers, and
            * source, interview and qualify NASD brokers in the United States

            Our agreement with GCA is for a second term of six (6) months. In consideration for the services to be be provided by GCA we agreed to pay GCA the sum of $2,500 per month, issue and deliver one million, two hundred thousand (1,200,000) shares of our common stock and cause the earliest possible registration of the common stock issued to GCA for trading.

         For the three months ended March 31, 2001, we generated revenues of $27,060 from sales of PowerAudit. At March 31, 2001, we had a cumulative working capital deficiency of $496,006 and a cumulative net operating loss of $12,692,829 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2001. Except as described in the Software Distribution Agreement, we have no cash obligations at this time.


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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Not applicable

ITEM 2. CHANGES IN SECURITIES.

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

        Consulting and Advisory Extension Agreement dated February 14, 2001

        (b) Reports on Form 8-K.

        None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ----------------------------------
                                             (Registrant)

Date
     -------------------------------         -----------------------------------
                                             (Signature)*

Date
     -------------------------------         -----------------------------------
                                                         (Signature)*


*Print the name and title of each signing officer under his signature.



http://www.sec.gov/divisions/corpfin/forms/10qsb.htm
Last update: 06/07/2000

                                                              February 14, 2001

                              EXTENSION AGREEMENT


Mr. John Maxwell
IVP Technology Corporation
300 54 Village Centre Place
Mississauga, Ontario, Canada L47 1V9

RE: Extension of Consulting and Advisory Agreement dated September 1, 2000 by and between Barry Gross D/B/A Gross Capital Associates and IVP Technology Corporation.

Dear John,

     Section 7, subsection 1 of the Consulting and Advisory Agreement ("Agreement") dated September 1, 2000 between Gross Capital Associates and IVP Technology Corporation permits the extension of the said Agreement for six (6) months if IVP Technology Corporation chooses to do so and if Gross Capital Associates approves. IVP Technology Corporation and Gross Capital Associates would like to extend the above-mentioned Agreement in accordance with said section 7, subsection 1 with the inclusion of the following changes to Section
3:

     Compensation: The compensation to Gross for entering into this Agreement and for the services rendered hereunder shall be in the form of (i) payment by the Company of $2,500.00 per month as a consulting fee beginning March 1, 2001, and continuing monthly thereafter through and including August 1, 2001, and (ii) the issuance by the Company of 1,200,000 (one million, two hundred thousand) shares of Rule 144 stock of the Company's common stock, par value $0.001, symbol (OTCBB: TALL) for the benefit of Gross. The 1,200,000 (one million, two hundred-thousand) shares of Rule 144 stock shall vest immediately upon the signing of this Extension Agreement between Gross Capital Associates and IVP Technology Corporation. IVP Technology Corporation will deliver to Gross Capital Associates no later than March 30, 2001 the above described 1,200,000 (one million, two hundred thousand) shares of Rule 144 stock. IVP Technology Corporation shall also promptly reimburse Gross Capital Associates for any printing, travel, entertainment and lodging expenses incurred by Gross Capital Associates in connection with the services to be provided by Gross Capital Associates for IVP Technology Corporation pursuant to the terms of the Agreement dated September 1, 2000 provided, however, that all such expenses are pre-approved by the IVP Technology Corporation.

     If you agree to the terms of the Consulting and Advisory Agreement dated September 1, 2000, the new Compensation as stated above, and to this Extension Agreement for a period of six (6) months, please sign and notarize this letter and overnight it to me at: Gross Capital Associates, 15322 Caravel Drive, Corpus Christi, Texas 78413.

     We look forward to the continuation of our business relationship under this extended Agreement. Please let me know if you have any questions you wish to discuss.


                                          Sincerely,

                                      /s/ Barry Gross
                                      ------------------------
                                          Barry Gross
                                          President


Approved and Agreed this
8th of March, 2001


     By: /s/ John Maxwell
        --------------------------
        John Maxwell/President
        IVP Technology Corporation



PROVINCE OF ONTARIO

COUNTY OF YORK

     BEFORE ME, the undersigned authority, on this day personally appeared John Maxwell, President of IVP Technology Corporation, a Nevada Corporation, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he had executed the same for the purposes and consideration therein expressed, in the capacity therein stated, and as the act and deed of said corporation.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE this the 8th day of March 2001.


                                               /s/ Thomas Chown
                                               -------------------------
                                               Notary Public in and for
                                               the Province of Ontario

Approved and Agreed this
21 of March 2001


       By  /s/ Barry Gross
          ------------------------
          Barry Gross D/B/A
          Gross Capital Associates



STATE OF TEXAS

COUNTY OF NUECES

     BEFORE ME, the undersigned authority, on this day personally appeared Barry Gross D/B/A Gross Capital Associates, known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he had executed the same for the purposes and consideration therein expressed.

     GIVEN UNDER MY HAND AND SEAL OF OFFICE, this the 21st day of March, 2001.


                                                /s/ Michele L. Smith
                                                ------------------------
                                                Notary Public in and for
                                                the State of Texas




[NOTARY SEAL]