Form 10KSB/A
period 2000-12-31
IVP TECHNOLOGY CORP
filed 2001-07-05
CIK 1011601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 AMENDMENT NO. 1
                                   FORM 10-KSB

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

     October 2000 Issuance for Services Rendered

In October 2000, the Company released to a consultant, Clarino Investments International Ltd., 3,800,000 shares of common stock. Of these shares, 3,500,000 were issued pursuant to the terms of an agreement dated November 1, 1999, which provided that these shares be held in escrow until certain conditions were satisfied. We issued the remaining 300,000 shares pursuant to the provisions of an amendment to the November 1999 agreement. The Board of Directors determined that the consultant satisfied the terms of the agreement and released the 3,800,000 shares to it. These shares were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933 afforded by Section 4(2) thereof. We valued each of the 3,500,000 shares at the par value thereof for an aggregate offering price of $350,000 and the 300,000 at a value of $.688 per share of common stock issued, the quoted trading price on the issue date, for an aggregate value of $52,500. We relied on the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof in connection with the issuance of these shares.

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

Exhibit No.                   Description
-----------                   -----------

13.1* Agreement dated September 1, 2000 between the Registrant and Barry Gross d/b/a Gross Capital Associates.


13.2* Agreement dated September 25, 2000 between the Registrant and Koplan Consulting Corporation.


27*            Financial Data Schedule




* Previously filed.

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

         During the year ended December 31, 2000, 2,670,000 common shares were issued for services in the amount of $1,614,661. These shares were valued at the quoted trading price on the grant date. Deferred compensation in the amount of $316,286 was recorded during the year for unearned consulting services. (See Note 7(B)).

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

NOTE 7   AGREEMENTS

         (A) SOFTWARE DISTRIBUTION AGREEMENTS

         On March 30, 1999, the Company entered into a software distributing agreement, granting the Company an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendments and extensions.) The significant terms and conditions governing the agreement are as follows:

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

         The agreement has a term of fourteen (14) months and can be terminated on six-month notice by either party. It can be extended on a year to year basis, provided the gross annual sales exceed $1,000,000 and all other terms are observed by the parties.

         In September 1999, for a consideration of the Company's issuance of an additional 1,000,000 common shares, the agreement was amended to include the European Economic Community in its distribution territory and payment of $4,200 per month for software support and services. The 1,500,000 common shares were issued in 1999 and were valued on the agreement and amendment dates based on the quoted trading price. The resulting $220,000 value was presented as license fees, net of $106,000 accumulated amortization, as of December 31, 1999. During the year ended December 31, 2000, the remaining license fees of $114,000 have been charged to operations as amortization expense. The license fees are amortized over the contract life.

         In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required the Company to issue 1,000,000

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         common shares and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services of or to develop its own technical support and internal marketing group. In connection with the issuance of the common shares, the Company may be obligated to absorb costs relating to the registration of those shares. As of the date of these financial statements, the cost to register those shares have not been determined. In addition, the Company is required to secure a minimum of twelve (12) purchases of the software product prior to the expiration of the twelve month period ending June 1, 2001. In the event that the minimum sales requirement is not met, the Company is required to compensate the Software Owner for unearned royalties at the rate of $3,750 per unrealized sale up to the maximum of twelve (12) or $45,000 and issue 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 has been changed from 5% to 7.5%.

         (B) CONSULTING AGREEMENTS

         On November 1, 1999 ("Agreement Date") the Company entered into a consulting agreement whereby the consultant agrees to assist the Company in raising stipulated minimum equity capital and perform other consulting services. Payment of 3,500,000 common shares has been placed in escrow and the issuance is contingent on raising the equity capital. In accordance with generally accepted accounting principles, the escrowed shares are not considered outstanding until released and therefore no value has been assigned to them in the accompanying consolidated financial statements. Upon any future release of these shares, the shares will be valued at the quoted trading price on the Agreement Date and charged to equity as an offering cost. (See Note 4).

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

         On September 1, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in promoting the Company's operations. In consideration for these services, the Company will issue an aggregate of 800,000 common shares and pay $2,500 per month as a consulting fee. On September 1, 2000, the Company issued 700,000 common shares valued at $518,000, the quoted

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         trading price at the time the contract was approved by the Board of Directors. The remaining 100,000 common shares were never issued by the Company. (See Note 9). On September 25, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in the areas of product development and marketing. In consideration for these services, the Company issued 800,000 common shares valued at $468,000. The fair value of the shares for consulting services was determined based upon the quoted trading price at the time the contract was approved by the Board of Directors. As of December 31, 2000, $234,000 was recorded as deferred compensation for unearned consulting services. (See Note 4).

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

NOTE 9   SUBSEQUENT EVENTS

         On July 7, 2000, the Company entered into a consulting agreement whereby the consultant agrees to assist the Company in promoting the Company's business operations to the public. The consultant received 70,000 restricted common shares and $8,000 upon signing the agreement.

         On March 5, 2001, both parties agreed not to pursue the business relationship. The Company is in the process of retrieving and canceling the 70,000 restricted common shares from the consultant since the services were not performed according to the agreement.

         On September 1, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in promoting the Company's operations. In February 2001, for a consideration of the Company's issuance of 1,200,000 common shares and $2,500 per month as a consulting fee, the agreement was extended for six

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000

         months to August 31, 2001. The common shares will be valued at the quoted trading price at the time the contract is approved by the Board of Directors. (See Note 7(B)).