Form 10QSB
period 2001-06-30
IVP TECHNOLOGY CORP
filed 2001-08-20
CIK 1011601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 2001
                               -------------------------------------------------

    | |       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                         .
                               --------------------    ------------------------

Commission File Number:       000-30397
                       ---------------------------------------------------------

                           IVP TECHNOLOGY CORPORATION
                       ----------------------------------
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

                                 (905) 306-9343
                 ----------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Yes |X| No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: __________ shares of Common Stock, $.001 par value, were outstanding as of August 20, 2001.

Transitional Small Business Disclosure Forms (check one):

                                 Yes | | No |X|

                          PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET
         At June 30, 2001 unaudited and December 31, 2000.                   F-1

CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED                              F-2
         For the Three Months Ended June 30, 2001
         For the Three Months Ended June 30, 2000
         For the Six Months Ended June 30, 2001
         For the Six Months Ended June 30, 2000
         Cumulative from January 1, 1998 (inception of development stage) through June 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED                              F-3
         For the Six Months Ended June 30, 2001
         For the Six Months Ended June 30, 2000
         Cumulative from January 1, 1998 (inception of development stage) to June 30, 2001

NOTES TO FINANCIAL STATEMENTS                                          F-4 - F-7

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                               AS OF JUNE 30, 2001

                                                            June 30       December 31
                                                              2001            2000
                                                          ------------    ------------
                                                              (unaudited)
                                     ASSETS

CURRENT ASSETS

  Cash                                                    $        615    $      1,424
  Accounts receivable (note 2)                                      --           6,452
                                                          ------------    ------------

TOTAL CURRENT ASSETS                                               615           7,876
                                                          ------------    ------------

OTHER ASSETS

    Miscellaneous Receivable                                       872             872
                                                          ------------    ------------

TOTAL ASSETS                                              $      1,487    $      8,748
                                                          ============    ============

                                   LIABILITIES

CURRENT LIABILITIES

  Accounts payable and accrued liabilities                $    843,044    $    447,295
                                                          ------------    ------------

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (note 6)
  Common stock, $.001 par value 50,000,000 authorized,
  40,440,848 issued and outstanding at June 30, 2001
  and 39,110,848 issued and outstanding at
  December 31, 2000 respectively                                40,441          39,111

  Additional paid-in capital                                11,941,666      12,151,156
                                                          ------------    ------------

                                                            11,982,107      12,190,267

  ACCUMULATED DEFICIT (accumulated in development
  stage $11,698,166 and $11,336,362 in the six
  months ended June 30, 2001 and the year ended
  December 31, 2000 respectively)                          (12,674,331)    (12,312,528)
                                                          ------------    ------------

                                                              (692,224)       (122,261)

  Less deferred compensation                                  (149,333)       (316,286)
                                                          ------------    ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                (841,557)       (438,547)
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $      1,487    $      8,748
                                                          ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       F-1

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Cumulative from
                                  Three Months Ended               Six Months Ended       January 1, 1998
                                        June 30                         June 30            (Inception of
                                      (unaudited)                     (unaudited)       development stage) to
                                 2001            2000            2001            2000       June 30, 2001
                                 ----            ----            ----            ----       -------------
REVENUE                      $     27,060    $          -    $     54,120    $          -    $     94,122
                             ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES

  Amortization                         --          47,816              --         114,000         220,000
  Bad debts                        33,732              --          33,732              --          58,732
  Bank charges                         13              89             132             112           1,059
  Commissions                          --              --              --              --          22,975
  Foreign exchange (gain)              --         (25,553)             --         (22,971)        (26,354)
  Interest                             --              --              --              --          27,461
  Legal and accounting             61,184          42,178          65,184         135,831         470,838
  Management fees                   1,000         303,000           4,500         305,000         763,341
  Office and general                4,161           4,278           6,917           4,428          61,937
  Development fees and
    software support               45,450          14,800          58,050          27,409         170,964
  Consulting fees                (144,635)         81,122         221,828         516,122       5,080,485
  Travelling and promotion          7,657          59,246          25,580          64,823         208,680
                             ------------    ------------    ------------    ------------    ------------

TOTAL OPERATING
    EXPENSES                        8,562         526,976         415,923       1,144,754       7,060,118
                             ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM
    OPERATIONS                     18,498        (526,976)       (361,803)     (1,144,754)     (6,965,996)

OTHER EXPENSE

WRITE DOWN
    OF GOODWILL                        --              --              --              --      (4,000,000)
                             ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM             18,498        (526,976)       (361,803)     (1,144,754)    (10,965,996)

EXTRAORDINARY ITEM:

LOSS ON EXTINGUISHMENT
    OF DEBT                            --              --              --              --        (732,170)
                             ------------    ------------    ------------    ------------    ------------

NET INCOME (LOSS)            $     18,498    $   (526,976)   $   (361,803)   $ (1,144,754)   $(11,698,166)
                             ============    ============    ============    ============    ============

NET LOSS PER SHARE-
    BASIC AND DILUTED:

      Loss before extra-
         ordinary item               0.00           (0.02)          (0.01)          (0.04)          (0.42)

      Extraordinary loss             0.00            0.00            0.00            0.00           (0.03)
                             ------------    ------------    ------------    ------------    ------------

NET LOSS                             0.00           (0.02)          (0.01)          (0.04)          (0.45)
                             ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
    BASIC AND DILUTED          40,862,606      33,187,002      40,216,459      30,922,991      26,349,208
                             ============    ============    ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Cumulative from
                                                                    Six Months ended        January 1, 1998
                                                                         June 30             (Inception of
                                                                       (unaudited)        development stage) to
                                                                  2001            2000        June 30, 2001
                                                                  ----            ----        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                              $   (361,803)   $ (1,144,754)   $(11,698,166)
                                                              ------------    ------------    ------------
    Adjustments to reconcile net loss to net cash (used in)
    operating activities:
        Amortization                                                    --         114,000         220,000
        Loss on extinguishment of debt                                  --              --         732,170
        Write-off of goodwill and other costs                           --              --       4,000,000
        Stock issued for services                                  (41,207)        300,000       4,717,168
        Reserve for bad debts                                       33,732              --          33,732

    Changes in operating assets and liabilities:
    Increase (decrease)
        Accounts receivable                                        (27,280)             --         (33,732)
        Accounts payable and accrued liabilities                   395,749          45,394         771,916
                                                              ------------    ------------    ------------

Total adjustments                                                  360,994         459,394      10,441,254
                                                              ------------    ------------    ------------

Net cash used in operating activities                                 (809)       (685,360)     (1,256,912)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Minority interest                                                   --              --             400
    Other                                                               --              --             400
                                                              ------------    ------------    ------------

        Net cash used in investing activities                           --              --             800
                                                              ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and
     collected subscriptions                                            --         811,351       1,235,321
    Proceeds from loans                                                 --              --          14,335
    Proceeds from stockholders                                          --              --           6,618
                                                              ------------    ------------    ------------

    Net cash provided by financing activities                           --         811,351       1,256,274
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                       (809)        125,991             162

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                              1,424             281             453
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $        615    $    126,272    $        615
                                                              ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

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

2.  ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

    During August 2000, the company entered into a contract to sell a software license. The contract is for $107,360 with $26,840 payable on the effective date of the contract with the remainder paid in twelve (12) equal instalments of $6,710, on the first of each month. The company has recognized revenue in the amount of $54,120 for the six months ended June 30, 2001. The Company regonized $40,002 in revenue for the year ended December 31, 2000. The Company has collected $60,390 since the inception of the contract with a remaining accounts receivable balance of $33,732 at the balance sheet date. Due to the uncertainty of collection as of the balance sheet date the accounts receivable balance was reserved for in its entirety during the period.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

4.  EQUITY

    The balance at the beginning of the year of the common stock account is 39,110,848 shares amounting to $12,190,267. During the three month period ended March 31, 2001 the company issued 1,200,000 shares valued at $168,000 in connection with a Service Agreement discussed in Note 6. During the three month period ended June 30, 2001 the company issued 1,000,000 shares valued at $140,000 in connection with a Service Agreement discussed in Note 6. Additionally the company cancelled 70,000 and 800,000 shares respectively due to non-performance of consulting agreement. Consulting fee expense was reduced by $516,160 during the period as a result of these share cancellations.

5.  GOING CONCERN

    As reflected in the accompanying financial statements, the Company's recurring losses of $11,698,166, and its working capital deficiency of $842,429 and stockholders' deficiency of $841,557, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

6.  SERVICE AGREEMENTS

    In February 2001 the Company extended an Investor Relations Agreement for six months from March 1, 2001 through August 31, 2001. In consideration for these services the Company issued 1,200,000 common shares. Additionally the Company will pay a monthly charge of $2,500 over the six month period. The 1,200,000 common shares were valued at $.14 per share with a fair market value of $168,000 based on the quote share price at the time the Agreement was approved of by the Board of Directors. As of June 30, 2001 the Company recognized $112,000 of consulting expense and recorded $56,000 of deferred compensation for unearned consulting services. The balance in deferred compensation will be amortized on a pro-rata basis over the remaining life of the agreement (See Note 4).

    In April 2001 the Company issued 1,000,000 common shares under a consulting agreement. The term of the agreement is for six months. The 1,000,000 common shares were valued at .14 cents per share with a fair market value of $140,000 based on the quoted share price at the agreement date. As of June 30, 2001 the company regonized $46,667 as consulting expense and recorded $93,333 for unearned consulting services. The balance in deferred compensation will be amortized on a pro-rata basis over the remaining life of the agreement (see note 4)

7.  SUBSEQUENT EVENTS

    On March 17, 2000, the Company entered into a consulting agreement with a former stockholder of the acquired inactive reporting shell company. The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was .1487 cents per share. Therefore, the Company must issue an additional 3,012,475 common shares to consultant. As of the date of this report, the Company has received a request for the additional shares but the shares remain to be issued.

    On April 30, 2001 the company entered into an agreement with a general counsel to remit full payment by June 28, 2001 of $345,000 included in accounts payable for services rendered to the corporation since January 1,1999. These services were not in connection with the raising of capital or promotion of its common stock either by cash payment or in shares of Common Stock. As the company was unable to pay this obligation in cash, it has agreed to issue 4,312,000 shares of Common Stock to satisfy this obligation and reduce accounts payable by $345,000. The shares will be valued at $0.08 per share, which is the closing bid price per share on May 28, 2001. As of June 30, 2001, the Form S-8 has not been filed and therefore the shares have not been issued.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

7.  SUBSEQUENT EVENTS (CON'T)

    On April 30, 2001 the company entered into an agreement with its technical and marketing consultant to remit full payment by June 28, 2001 of $200,000 included in accounts payable for services rendered to the corporation since September 30,1999.These services were not in connection with the raising of capital or promotion of its common stock either by cash payment or in shares of Common Stock. As the company was unable to pay in cash it has agreed to issue 2,500,000 shares of Common Stock pursuant to a Form S-8 registration statement to satisfy this obligation and reduce accounts payable by $200,000. The shares will be valued at $0.08 per share the closing bid price per share on May 28, 2001. As of June 30, 2001, the Form S-8 has not been filed and therefore the shares have not been issued.

    On May 31, 2001 the company agreed to satisfy $40,000 of a total obligation for legal fees of $48,750 included in accounts payable through the issuance of common stock. The company will issue 500,000 common shares pursuant to a Form S-8 registration statement to satisfy the $40,000 obligation and reduce accounts payable by $40,000. The shares will be valued at $0.08 based upon the closing price per share on May 28 2001. As of June 30, 2001, the Form S-8 has not been filed and therefore the shares have not been issued.

    In May, 2000 the company amended and extended its software distribution agreement. The agreement was extended to May 31, 2003 and the territory expanded to include Switzerland. In consideration of the above the company will issue 1,000,000 common shares and increase the royalty interest on gross received revenues received from 5% to 7.5%. As of June 30, 2001 the shares have not been issued.

    A subscription agreement was entered into in April 2001 for 5,500,000 common shares for an aggregate subscription price of $550,000. As of June 30, 2001 the closing of this subscription financing agreement has not taken place and no cash has been received nor had the shares been issued.

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

         On April 24, 2001, we entered into a Subscription Agreement with Newport Underwriters Inc. ("Newport"). Newport has subscribed for five million, five hundred thousand (5,500,000) common shares of the Company's capital stock at an issue price of $0.10 per common share. T he transaction will generate $550,000. for the Company. The common shares issued to Newport will bear a legend restricting their transfer in accordance with Rule 144 as promulgated under the Securities Act of 1933.

         During the second quarter of fiscal 2001, we satisfied obligations to three consultants for services rendered during the last three years aggregating $580,000 by issuing 7,312,000 shares of common stock. The shares were registered and issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933.

         For the six months ended June 30, 2001, we generated revenues of $54,120 from sales of PowerAudit. At June 30, 2001, we had a cumulative working capital deficiency of $496,006 and a cumulative net operating loss of $12,692,829 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2001. Except as described in the Software Distribution Agreement and the Company's

Agreement with Barry Gross doing business as Gross Capital Associates, we have no cash obligations at this time.

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

         Management intends to focus on the following issues in the 2001 fiscal period:

         o    to obtain a listing of its common stock on the NASDAQ Small Cap
              Market;
         o to complete a financing which will allow us to secure the services of five additional employees, including a Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, a US marketing manager and a European marketing manager;
         o    implement our marketing plan; and
         o identify, evaluate and, where appropriate, acquire the rights to additional software products.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K.

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2001


                                            IVP TECHNOLOGY CORPORATION
                                            --------------------------
                                                    (Registrant)


                                            /s/ John Maxwell
                                            --------------------------
                                                President