Form 10QSB/A
period 2001-06-30
IVP TECHNOLOGY CORP
filed 2001-08-22
CIK 1011601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                 AMENDMENT NO. 1


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

                                 Yes |X| No | |


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,767,348 shares of Common Stock, $.001 par value, were outstanding as of August 20, 2001.


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