Form 10QSB
period 2001-09-30
IVP TECHNOLOGY CORP
filed 2001-11-19
CIK 1011601

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001
                                               ------------------

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 (905) 306-9343
                                 --------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,767,606 shares of Common Stock, $.001 par value, were outstanding as of November 15, 2001.

Transitional Small Business Disclosure Forms (check one):

                                 Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEET
        At September 30, 2001 unaudited and December 31, 2000.               F-1

CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED                              F-2
        For the Three Months Ended September 30, 2001
        For the Three Months Ended September 30, 2000
        For the Nine Months Ended September 30, 2001
        For the Nine Months Ended September 30, 2000
        Cumulative from January 1, 1998 (inception of development stage) through September 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED                              F-3
        For the Nine Months Ended September 30, 2001
        For the Nine Months Ended September 30, 2000
        Cumulative from January 1, 1998 (inception of development stage) to September 30, 2001

NOTES TO FINANCIAL STATEMENTS                                          F-4 - F-8

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2001

                                    CONTENTS

                                                                           Page
FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of

         September 30, 2001 (unaudited) and December 31, 2000                1

    Consolidated Statements of Operations for the

        Three months ended September 30, 2001 and September 30, 2000 (unaudited), nine months ended September 30, 2001 and
        September 30, 2000 (unaudited) and for the period from
        January 1, 1998 (Inception of Development stage)
        to September 30, 2001                                                2

    Consolidated Statements of Cash Flows for the

        Nine months ended September 30, 2001 and September 30, 2000 (unaudited) and for the period from January 1, 1998
        (Inception of Development stage) to September 30, 2001               3

    Notes to Consolidated Financial Statements as of September 30, 2001    4 - 8

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     September 30       December 31
                                                                                         2001              2000
                                                                                         ----              ----
                                                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS

  Cash                                                                                 $      305       $    1,424
  Accounts receivable (note 3)                                                                  -            6,452
                                                                                     -------------------------------
TOTAL CURRENT ASSETS                                                                          305            7,876
                                                                                     -------------------------------
OTHER ASSETS

    Miscellaneous Receivable                                                                  872              872
                                                                                     -------------------------------
TOTAL ASSETS                                                                           $    1,177       $    8,748
                                                                                     ===============================

                                   LIABILITIES

CURRENT LIABILITIES

  Accounts payable and accrued liabilities                                             $  278,507       $  430,390
  Interest payable                                                                         27,501           12,501
  Current portion of notes payable (note 4)                                               200,000          200,000
                                                                                     -------------------------------
TOTAL CURRENT LIABILITIES                                                                 506,008          642,891
                                                                                     -------------------------------
NOTES PAYABLE (note 4)                                                                     85,970                -
                                                                                     -------------------------------
                                                                                          591,978          642,891
                                                                                     -------------------------------

                            STOCKHOLDERS' DEFICIENCY

COMMON STOCK (note 6)
  Common stock, $.001 par value 50,000,000 authorized, 47,752,848 issued and outstanding at September 30, 2001 and 39,110,848 issued and outstanding at
  December 31, 2000 respectively                                                           47,753           39,111
  Additional paid-in capital                                                           13,239,354       12,151,156
  Common stock to be issued                                                                     -          720,000
                                                                                     -------------------------------
                                                                                       13,287,107       12,910,267

  ACCUMULATED DEFICIT (accumulated in development stage $12,478,411 and
  $11,606,958 in the nine months ended September 30, 2001 and the year ended
  December 31, 2000 respectively)                                                    (13,454,575)     (12,648,124)
                                                                                     -------------------------------
                                                                                        (167,468)          262,143
  Less deferred compensation                                                            (423,333)        (896,286)
                                                                                     -------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                          (590,801)        (634,143)
                                                                                     -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                         $    1,177       $    8,748
                                                                                     ===============================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Cumulative from
                                      Three Months Ended                    Nine Months Ended            January 1, 1998
                                         September 30                         September 30                (Inception of
                                         (unaudited)                           (unaudited)            development stage) to
                                   2001               2000               2001               2000        September 30, 2001
                                   ----               ----               ----               ----        ------------------
REVENUE                         $     13,238       $     12,942       $     67,358       $     12,942       $    107,360
                                ------------       ------------       ------------       ------------       ------------
OPERATING EXPENSES

  Amortization                        60,000             60,000            180,000            194,000            540,000
  Bad debts                           13,238                 --             46,970                 --             71,970
  Bank charges                           209                282                341                394              1,269
  Commissions                        (22,975)                --            (22,975)                --                 --
  Foreign exchange (gain)                 --               (341)                --            (23,312)           (26,354)
  Interest                             5,000              5,000             15,000              7,501             54,962
  Legal and accounting                34,892             45,794            100,076            181,625            526,326
  Management fees                      1,000              3,841              5,500            308,841            764,341
  Office and general                   2,835              1,035              9,752              5,463             64,773
  Development fees and
    software support                  12,600             12,600             70,650            202,509            346,064
  Consulting fees                    208,529            669,922            430,357          1,186,044          5,289,012
  Travelling and promotion            12,558             64,771             38,138            129,594            221,238
                                ------------       ------------       ------------       ------------       ------------
TOTAL OPERATING
    EXPENSES                         327,886            862,904            873,809          2,192,659          7,853,601
                                ------------       ------------       ------------       ------------       ------------

INCOME (LOSS) FROM
    OPERATIONS                      (314,648)          (849,962)          (806,451)        (2,179,717)        (7,746,241)

OTHER EXPENSE

WRITE DOWN
    OF GOODWILL                           --                 --                 --                 --         (4,000,000)
                                ------------       ------------       ------------       ------------       ------------
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM              (314,648)          (849,962)          (806,451)        (2,179,717)       (11,746,241)

EXTRAORDINARY ITEM:

LOSS ON EXTINGUISHMENT
    OF DEBT                               --                 --                 --                 --           (732,170)
                                ------------       ------------       ------------       ------------       ------------
NET INCOME (LOSS)               $   (314,648)      $   (849,962)      $   (806,451)      $ (2,179,717)      $(12,478,411)
                                ============       ============       ============       ============       ============
NET LOSS PER SHARE-
    BASIC AND DILUTED:

      Loss before extra-
         ordinary item                  0.00              (0.03)             (0.02)             (0.07)             (0.42)

      Extraordinary loss                0.00               0.00               0.00               0.00              (0.03)
                                ------------       ------------       ------------       ------------       ------------
NET LOSS                               (0.01)             (0.03)             (0.02)             (0.07)             (0.46)
                                ============       ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES-
    BASIC AND DILUTED             46,403,484         33,780,522         40,216,459         31,882,454         27,697,887
                                ============       ============       ============       ============       ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Cumulative from
                                                                   Nine Months ended        January 1, 1998
                                                                     September 30            (Inception of
                                                                      (unaudited)        development stage) to
                                                                  2001            2000     September 30, 2001
                                                                  ----            ----     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                              $   (806,451)   $ (2,179,717)   $(12,478,411)
                                                              ------------    ------------    ------------
    Adjustments to reconcile net loss to net cash (used in)
    operating activities:
        Amortization                                               180,000         194,000         540,000
        Loss on extinguishment of debt                                  --              --         732,170
        Write-off of goodwill and other costs                           --              --       4,000,000
        Stock issued for services                                  669,793         918,660       5,504,286
        Reserve for bad debts                                       46,970              --          46,970

    Changes in operating assets and liabilities:
    Increase (decrease)
        Accounts receivable                                        (40,518)        (80,520)       (127,490)
        Accounts payable and accrued liabilities                  (136,883)         45,296         239,284
        Deferred revenue                                                --          94,418              --
                                                              ------------    ------------    ------------
Total adjustments                                                  719,362       1,171,854      10,935,220
                                                              ------------    ------------    ------------
Net cash used in operating activities                              (87,089)     (1,007,863)     (1,543,191)
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Minority interest                                                   --              --             400
    Other                                                               --              --             400
                                                              ------------    ------------    ------------
        Net cash provided by investing activities                       --              --             800
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock and
     collected subscriptions                                            --         811,350       1,235,320
    Proceeds from loans                                                 --              --          14,335
    Proceeds from stockholders                                          --              --           6,618
    Proceeds from notes payable                                     85,970         200,000         285,970
                                                              ------------    ------------    ------------
    Net cash provided by financing activities                       85,970       1,011,350       1,542,243
                                                              ------------    ------------    ------------

Net (decrease) increase in cash                                     (1,119)          3,487            (148)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                              1,424             281             453
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                             $        305    $      3,768    $        305
                                                              ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

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

         For further information, refer to the consolidated financial statements and footnotes in the Company's audited financial statements for the year ended December 31, 2000 included in the Form 10-K filed on March 22, 2001.

2.       PRIOR PERIOD ADJUSTMENT

         During the third quarter of 2001, the company discovered that a convertible promissory note and expenses relating to the software distribution agreement in the amount of $200,000 (see note 8) were not reflected in the financial statements for the periods June 30, 2000 and thereafter. In addition, 1,000,000 shares of common stock were issued during the third quarter of 2001 that relates to the software distribution agreement. These shares will also require a restatement of prior periods as mentioned above.

         The correction of the above prior period adjustments in the financial statements resulted in an understatement of previously reported assets, liabilities and operating expenses and an overstatement of stockholders' deficiency for the prior periods from June 30, 2000 and thereafter. The above transactions have been incorporated in the financial statement for the period ended September 30, 2001. Presented below is a summary of the effects of the above prior period adjustments on the financial statements for the periods September 30, 2000 and June 30, 2000.

                                                     September 30   June 30
                                                         2000         2000
                                                         ----         ----
Current assets as previously reported                  $ 84,288     $126,272
Understatement of cash held in escrow                        --       37,500
                                                       --------     --------
Current assets as adjusted                             $ 84,288     $163,772
                                                       ========     ========
Current liabilities as previously reported             $382,530     $278,806
Understatement of notes payable and accrued interest    207,501      202,501
                                                       --------     --------
Current liabilities as adjusted                        $590,031     $481,307
                                                       ========     ========

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

2.       PRIOR PERIOD ADJUSTMENT (CON'T)

Stockholders' deficiency as previously reported   $  (297,370)   $  (151,662)
Understatement of retained earnings
    and stock issuance                               (207,501)      (165,001)
                                                  -----------    -----------
Stockholders' deficiency as adjusted              $  (504,871)   $  (316,663)
                                                  ===========    ===========
Operating expenses as previously reported         $ 1,922,063    $ 1,144,754
Understatement of interest and licensing
    fee expense                                       270,596        185,001
                                                  -----------    -----------
Operating expenses as adjusted                    $ 2,192,659    $ 1,329,755
                                                  ===========    ===========
Net loss as adjusted                              $ 2,179,717    $(1,329,755)
                                                  ===========    ===========
Net loss per share as adjusted                    $      0.07    $      0.04
                                                  ===========    ===========

3.       ACCOUNTS RECEIVABLE AND DEFERRED REVENUE

         During August 2000, the company entered into a contract to sell a software license. The contract is for $107,360 with $26,840 payable on the effective date of the contract with the remainder paid in twelve
         (12) equal instalments of $6,710, on the first of each month. The company has recognized revenue in the amount of $67,358 for the nine months ended September 30, 2001. The Company recognized $40,002 in revenue for the year ended December 31, 2000. The Company has collected $60,390 since the inception of the contract with a remaining accounts receivable balance of $46,970 at the balance sheet date. Due to the uncertainty of collection as of the balance sheet date the accounts receivable balance was reserved for in its entirety during the period.

4.       NOTES PAYABLE

                                                                2001     2000
                                                                ----     ----

         a)  Berra Holdings Limited, at an interest rate
             not to exceed 10%, due July 2003. The note
             is collaterized by $2,500,000 common shares
             of the corporation held by a shareholder of the
             corporation.                                      $85,970  $     -

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

4.       NOTES PAYABLE (CON'T)

         b)  Rainbow Investments Limited, at an interest rate
             of 10 % due May 2001. As of the date of
             issuance of the financial statements the principal
             balance was unpaid.The debt is convertible
             to Common stock of the corporation at a
             conversion price equal to 80% of the average
             closing dib price per share of Common stock
             during the 10 days prior to any such conversion.
             In July 2001 the company received a request
             for conversion which as of the issuance date the
             shares remain to be issued.                       200,000   200,000
                                                              --------  --------
                                                               285,970   200,000
                  Less current Portion                         200,000   200,000
                                                              --------  --------
                                                              $ 85,970  $      -
                                                              ========  ========

5.       DEVELOPMENT STAGE COMPANY

         The company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards No. 7. There have been no significant operations since incorporation. Activities from inception of the development stage include raising of capital and negotiating and acquisition of software distribution licenses.

6.       EQUITY

         The balance at the beginning of the year of the common stock account is 39,110,848 shares amounting to $12,190,267. During the three month period ended March 31, 2001 the company issued 1,200,000 shares valued at $168,000 in connection with a Service Agreement discussed in Note 8. During the three month period ended June 30, 2001 the company issued 1,000,000 shares valued at $140,000 in connection with a Service Agreement discussed in Note 8. Additionally the company cancelled 70,000 and 800,000 shares respectively due to non-performance of consulting agreement. Consulting fee expense was reduced by $516,160 during the period as a result of these share cancellations. During the three month period ended September 30, 2001 7,312,000 shares were issued in satisfaction of accounts payable obligations totalling $585,000. Additionally the company issued 1,000,000 shares valued at $720,000 in connection with an agreement discussed in note 8.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

7.       GOING CONCERN

         As reflected in the accompanying financial statements, the Company's recurring losses of $12,478,411, and its working capital deficiency of $505,703 and stockholders' deficiency of $590,801, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

8.       AGREEMENTS

         In May, 2000 the company amended and extended its software distribution agreement. The agreement was extended to May 31, 2003 and the territory expanded to include Switzerland. In consideration of the above the company issued 1,000,000 common shares in August 2001 and increase the royalty interest on gross received revenues received from 5% to 7.5%. The shares were valued at $0.72 based upon the closing pricing at May 31, 2000. The amount of $720,000 was capitalized as a licensing fee and will be amortized over the remaining term of the agreement.

         In February 2001 the Company extended an Investor Relations Agreement for six months from March 1, 2001 through August 31, 2001. In consideration for these services the Company issued 1,200,000 common shares. Additionally the Company will pay a monthly charge of $2,500 over the six month period. The 1,200,000 common shares were valued at $.14 per share with a fair market value of $168,000 based on the quote share price at the time the Agreement was approved of by the Board of Directors. As of September 30, 2001 the Company recognized $168,000 of consulting expense and recorded $0 of deferred compensation for unearned consulting services.

         In April 2001 the Company issued 1,000,000 common shares under a consulting agreement. The term of the agreement is for six months. The 1,000,000 common shares were valued at .14 cents per share with a fair market value of $140,000 based on the quoted share price at the agreement date. As of September 30, 2001 the company regonized $116,667 as consulting expense and recorded $23,333 for unearned consulting services. The balance in deferred compensation will be amortized on a pro-rata basis over the remaining life of the agreement (see note 6)

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2001

9.       SUBSEQUENT EVENTS

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

         In September 2001 the Company has agreed to acquire International Technology Marketing Inc. ("ITM") a corporation specializing in the marketing of software products. The agreement entitles the company to receive management services for three years from the shareholders of "ITM". The company will issue up to 50,000,000 common shares in the capital stock of the company to these management employees upon completion of the acquisition agreement.

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

         On July 30, 2001, we entered into a Loan and Security Agreement (the "Agreement") with Berra Holdings Ltd. ("Berra") and Clarino Investments International Inc. ("Clarino"). Pursuant to the terms of the Agreement, Berra has agreed to lend up to $187,500. to the Company for a term of two years at an interest rate of ten percent (10%) per annum. Clarino has agreed to collaterally secure the Company's obligations under the Agreement by delivering two million, five hundred thousand common shares of the Company into an escrow account.

         On August 10, 2001, the Company entered into an Investor Relations Agreement with Larry Davis carrying on business as Bravo International ("Bravo"). Bravo agreed to provide a package of investor relations services including assistance with regard to the preparation and timely dissemination of our press releases, the electronic delivery of information about the Company and PowerAudit software to visitors to our web site requesting such information and prompt response to telephonic enquiries about the Company from members of the investment community. In consideration for provision of these services for the three month term of the agreement, the Company agreed to pay Bravo the sum of $45,000.

         On September 17, 2001, the Company entered into a Stock Purchase Agreement with International Technology Marketing Inc. ("ITM"), a private Nevada corporation specializing in software distribution. Subject to an amendment to the Company's Articles of Incorporation which would increase our authorized capital to 150,000,000 common shares, we will acquire ITM and, by virtue of that acquisition, secure the services of five individuals with senior management experience in the field of software distribution (the "Managers"). In consideration for receiving all of the issued shares of ITM, the Company will assume responsibility for paying the salaries of the Managers and issue fifty million common shares of our capital stock for delivery into escrow (the "Performance Shares"). The Stock Purchase Agreement provides for release of the Performance Shares to the Managers after the Company reaches specified levels of revenue.

         For the nine months ended September 30, 2001, we generated revenues of $67,358. from sales of PowerAudit. At September 30, 2001, we had a cumulative working capital deficiency of $505,703. and a cumulative net operating loss of $12,478,411 attributable to our PowerAudit operations. We have not been profitable since inception and we expect to incur operating losses through at least the end of 2001. Except as described in the Software Distribution Agreement, we have no cash obligations at this time.

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

Dated: November 19, 2001

                                         IVP TECHNOLOGY CORPORATION
                                         --------------------------
                                                (Registrant)


                                         /s/ John Maxwell
                                         --------------------------
                                                  President