Form 10KSB/A
period 2000-12-31
IVP TECHNOLOGY CORP
filed 2002-04-12
CIK 1011601

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  AMENDMENT 1 TO

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

PAGE                 5        CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                              AND FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION OF DEVELOPMENT  STAGE) TO DECEMBER
                              31, 2000

PAGES             6 - 17      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's recurring losses from operations of $12,648,124, working capital deficiency of $635,015 and stockholders' deficiency of $634,143, raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, certain errors resulting in an understatement of previously reported assets, liabilities, operating expenses and stockholders' deficiency as of December 31, 2000 were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to retained earnings as of December 31, 2000, to correct the error.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 22, 2001 (Except for Notes 4, 5(I), 10(C) through 10(N) and 11 as to which the date is February 6, 2002)

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 2000


                                                  ASSETS
                                                  ------
CURRENT ASSETS
   Cash                                                                                      $        1,424
   Accounts receivable                                                                                6,452
                                                                                             --------------
      Total Current Assets                                                                            7,876

OTHER ASSETS
   Miscellaneous receivable                                                                             872
                                                                                             --------------
TOTAL ASSETS                                                                                 $        8,748
------------                                                                                 ==============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                  $      430,390
   Note payable                                                                                     200,000
   Interest payable                                                                                  12,501
                                                                                             --------------
      Total Current Liabilities                                                                     642,891
                                                                                             --------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value 50,000,000 authorized, 39,110,848 issued and outstanding            39,111
   Common stock to be issued                                                                        720,000
   Additional paid-in capital                                                                    12,151,156
   Accumulated deficit (accumulated in development stage $11,671,958 in 2000)                   (12,648,124)
                                                                                             --------------
                                                                                                    262,143

   Less deferred compensation and licensing fee                                                    (896,286)
                                                                                             --------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                                     (634,143)
                                                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $        8,748
----------------------------------------------                                               ==============



          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                                                       Cumulative from
                                                                                    For the Year       January 1, 1998
                                                              For the Year Ended      Ended             (Inception) to
                                                             December 31, 2000   December 31, 1999     December 31, 2000
                                                             ---------------     ----------------      -----------------
REVENUE                                                      $      40,002       $        -            $        40,002
                                                             ---------------     ----------------      -----------------

OPERATING EXPENSES

   Amortization                                                    114,000              106,000                220,000
   Bad debts                                                         -                    -                     25,000
   Bank charges                                                        500                  364                    927
   Commissions                                                      22,975                -                     22,975
   Foreign exchange (gain)                                         (23,312)             (12,626)               (26,354)
   Interest                                                         12,501               13,126                 39,962
   Legal and accounting                                            215,569              191,850                426,249
   Management fees                                                 308,841              450,000                758,841
   Office and general                                                9,858               27,180                 55,020
   Development and licensing fees and software support             355,109               60,305                415,414
   Consulting fees                                               1,637,279              221,078              4,858,657
   Travel and promotion                                            152,291               30,808                183,099
                                                             ---------------     ----------------      -----------------
     Total Operating Expenses                                    2,805,611            1,088,085              6,979,790
                                                             ---------------     ----------------      -----------------

LOSS FROM OPERATIONS                                            (2,765,609)          (1,088,085)            (6,939,788)

OTHER EXPENSE

   Write-off of goodwill and other costs                             -                    -                 (4,000,000)
                                                             ---------------     ----------------      -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                  (2,765,609)          (1,088,085)           (10,939,788)
                                                             ---------------     ----------------      -----------------

EXTRAORDINARY ITEM

  Loss on extinguishment of debt                                     -                  732,170                732,170
                                                             ---------------     ----------------      -----------------

NET LOSS                                                     $  (2,765,609)      $   (1,820,255)       $   (11,671,958)
--------
                                                             ===============     ================      =================

LOSS PER SHARE                                               $       (0.08)      $        (0.08)       $          (.49)
                                                             ===============     ================      =================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES            33,449,427           22,409,210             23,958,410
                                                             ===============     ================      =================


          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2000
      --------------------------------------------------------------------


                                                                            Additional
                                                  Common Stock               Paid-In          Accumulated
                                            Shares            Amount         Capital            Deficit
                                         --------------     -----------    -------------    ----------------
Balance, December 31, 1997                  5,990,848       $    5,991     $ 4,407,725      $     (976,166)

Stock issued for cash and
  subscriptions                             8,363,000            8,363         390,247                -
Stock issued for services                   2,000,000            2,000       2,998,000                -
Net loss 1998                                    -               -                -             (7,086,094)
                                         --------------     -----------    -------------    ----------------

Balance, December 31, 1998                 16,353,848           16,354       7,795,972          (8,062,260)

Stock issued for cash                       3,650,000            3,650         189,360                -
Cash collected                                   -               -                -                   -
Stock issued for services                     200,000              200           9,800                -
Stock issued for debt                       5,787,000            5,787       1,209,483                -
Stock issued for license                    1,500,000            1,500         218,500                -
Net loss 1999                                    -               -                -             (1,820,255)
                                         --------------     -----------    -------------    ----------------

Balance, December 31, 1999                 27,490,848           27,491       9,423,115          (9,882,515)

Stock issued for cash and offering
  costs                                     8,000,000            8,000         667,000                -
Cash collected                                   -               -                -                   -
Stock issued for services                   2,670,000            2,670       1,611,991                -
Stock issued for shell corporation            350,000              350            (350)               -
Stock issued for debt                         600,000              600         449,400                -
Stock to be issued                               -               -                -                   -
Stock issued for licensing fee                   -               -                -                   -
Net loss, 2000                                   -               -                -             (2,765,609)
                                         --------------     -----------    -------------    ----------------

BALANCE,
 DECEMBER 31, 2000                         39,110,848       $   39,111     $12,151,156      $  (12,648,124)
 -----------------
                                         ==============     ===========    =============    ================

                                         Subscription        Common Stock         Deferred
                                          Receivable         To Be Issued       Compensation            Total
                                        ---------------     -------------      --------------     --------------

Balance, December 31, 1997              $        -                -                   -           $ 3,437,550

Stock issued for cash and
  subscriptions                              (359,000)            -                   -                39,610
Stock issued for services                        -                -                   -             3,000,000
Net loss 1998                                    -                -                   -            (7,086,094)
                                        ---------------     -------------      --------------     --------------

Balance, December 31, 1998                   (359,000)            -                   -              (608,934)

Stock issued for cash                        (136,350)            -                   -                56,660
Cash collected                                359,000             -                   -               359,000
Stock issued for services                        -                -                   -                10,000
Stock issued for debt                            -                -                   -             1,215,270
Stock issued for license                         -                -                   -               220,000
Net loss 1999                                    -                -                   -            (1,820,255)
                                        ---------------     -------------      --------------     --------------

Balance, December 31, 1999                   (136,350)            -                   -              (568,259)

Stock issued for cash and offering
  costs                                          -                -                   -               675,000
Cash collected                                136,350             -                   -               136,350
Stock issued for services                        -                -               (316,286)         1,298,375
Stock issued for shell corporation               -                -                   -                  -
Stock issued for debt                            -                -                   -               450,000
Stock to be issued                               -             720,000                                720,000
Stock issued for licensing fee                   -                -               (580,000)          (580,000)
Net loss, 2000                                   -                -                   -            (2,765,609)
                                        ---------------     -------------      --------------     --------------

BALANCE,
 DECEMBER 31, 2000                      $        -          $   720,000           (896,286)       $  (634,143)
 -----------------
                                        ===============     =============      ==============     ==============





          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                                                Cumulative from
                                                                                                               January 1, 1998
                                                                    Year Ended            Year Ended             (Inception) to
                                                                 December 31, 2000     December 31, 1999       December 31, 2000
                                                                 ------------------    ------------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (2,765,609)         $   (1,820,255)       $  (11,671,958)
                                                                 ----------------       ---------------       ----------------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Loss on extinguishment of debt                                       -                     732,170               732,170
    Write-off of goodwill and other costs                                -                     -                   4,000,000
    Stock issued for services                                        1,298,375                  10,000             4,308,375
    Stock issued for licensing fee                                     140,000                 -                     140,000
    Amortization                                                       114,000                 106,000               220,000
 Changes in operating assets and liabilities:
  Increase (decrease)
    Accounts receivable                                                 (6,452)                -                      (6,452)
    Accounts payable and accrued expenses                              196,977                 138,006               359,261
    Management fees payable                                              -                     450,000               450,000
    Interest payable                                                    12,501                 -                      12,501
                                                                 ----------------       ---------------       ----------------
TOTAL ADJUSTMENTS                                                    1,755,401               1,436,176            10,215,855
                                                                 ----------------       ---------------       ----------------
         Net Cash Used In Operating Activities                      (1,010,208)               (384,079)           (1,456,103)
                                                                 ----------------       ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Minority interest                                                        -                    -                         400
 Other                                                                    -                    -                         400
                                                                 ----------------       ---------------       ----------------
         Net Cash Provided By Investing Activities                        -                    -                         800
                                                                 ----------------       ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of                        811,351                 384,360             1,235,321
  subscriptions
 Proceeds from loans and notes                                         200,000                 -                     214,335
 Proceeds from stockholders                                              -                     -                       6,618
                                                                 ----------------       ---------------       ----------------
         Net cash provided by financing activities                   1,011,351                 384,360             1,456,274
                                                                 ----------------       ---------------       ----------------

NET INCREASE IN CASH                                                     1,143                     281                   971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           281                 -                         453
                                                                 ----------------       ---------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $       1,424          $          281        $        1,424
------------------------------------------                       ================       ===============       ================


SUPPLEMENTAL DISCLOSURE OF NON - CASH FINANCING ACTIVITIES:
-----------------------------------------------------------
Issuance of 600,000 shares of common stock to settle
management fee payable
                                                                       450,000          $      -              $      450,000
                                                                 ================       ===============       ================

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------
       (A) ORGANIZATION

       Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products and then became inactive in 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses (See Note
       8).

       (B) ACQUISITION
       ---------------

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

       (C) BASIS OF PRESENTATION
       -------------------------

       The Company maintains its original records in United States dollars. The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

       (D ) PRINCIPLES OF CONSOLIDATION
       --------------------------------

       The consolidated financial statements include the accounts of the Company and its inactive subsidiaries, Lanvoice Corporation and Erebus Corporation. All significant inter-company transactions and balances have been eliminated.

                  IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


       (E) FOREIGN CURRENCY TRANSACTIONS
       ---------------------------------

       Transactions conducted in Canadian dollars have been translated into United States dollars using the average exchange rate for the month in which the transactions occurred. Gains or losses are recognized in the statement of operations.

       (F) USE OF ESTIMATES
       --------------------

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

       (G) CASH AND CASH EQUIVALENTS
       -----------------------------

       For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

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

       (I) INCOME TAXES
       ----------------

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

                  IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


       (J) CONCENTRATION OF CREDIT RISK
       --------------------------------

       The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

       (K) LOSS PER SHARE
       ------------------

       Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at December 31, 2000 and 1999.

       (L) BUSINESS SEGMENTS
       ---------------------

       The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

       (M) REVENUE RECOGNITION
       -----------------------

       The Company records revenue associated with the sale of software licenses on a pro-rata basis over the license term.

NOTE 2 ACCOUNTS RECEIVABLE AND DEFERRED REVENUE
------ ----------------------------------------

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

NOTE 3 MANAGEMENT FEES PAYABLE
------ -----------------------

       During 2000, the Company settled disputes with three former directors relating to services performed through December 31, 1999 by issuing 600,000 common shares valued at $450,000. The stock was valued at its quoted trading price on the settlement date and the resulting management fees had been expensed and accrued through December 31, 1999.

                  IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


NOTE 4 NOTE PAYABLE
------ ------------

       The Company has a convertible note payable with Rainbow Investments International Limited for $200,000 which is outstanding at December 31, 2000. The note bears interest at 10% per annum and is due May 2001. As of December 31, 2000, accrued interest on the note amounted to $12,501. The debt is convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion.

NOTE 5 EQUITY
------ ------

       (A) During 1998 the Company issued 8,363,000 common shares for cash of $39,610 and a related subscription receivable of $359,000 which was satisfied in 1999 with cash of $327,700 and an offset of $31,300 to due to stockholder.

       (B) During 1998 the Company issued 2,000,000 common shares for past services. For financial reporting purposes, the stock was valued at its quoted trading price on the grant date resulting in an aggregate consulting expense of $3,000,000 recorded in 1998.

       (C) During 1999 the Company issued 3,650,000 common shares for cash of $56,660 and a related subscription receivable of $136,350 which was collected in March 2000.

       (D) During 1999 the Company issued 5,787,000 common shares in exchange for $483,100 of debt, customer deposits and accounts payable to unrelated parties. For financial reporting purposes the stock was valued at its quoted trading price on the settlement date. The Company recognized a $732,170 loss on extinguishment.

       (E) During 1999 the Company issued 200,000 common shares for services. For financial reporting purposes the stock was valued at its quoted trading price on the grant dates resulting in expense of $10,000.

       (F) During the year ended December 31, 2000, the Company issued 4,500,000 common shares for cash of $675,000 and 3,500,000 common shares in connection with the offering, which were valued at $350,000. The value of the 3,500,000 shares of common stock is a direct offering cost and accordingly has been charged to equity in 2000 (See Note 7(B)).

       (G) During the year ended December 31, 2000, 2,670,000 common shares were issued for services in the amount of $1,614,661. These shares were valued at the quoted trading price on the grant date. Deferred compensation in the amount of $316,286 was recorded during the year for unearned consulting services (See Note 8(B)).

                  IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


       (H) In March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation from the stockholders thereof in exchange for an aggregate of 350,000 shares of the Company's common stock at par value (See Note 1(B)).

       (I) In May 2000, the Company amended and extended its software distribution agreement. The agreement was extended to May 31, 2003 and the territory expanded to Switzerland. In consideration of the above the Company issued 1,000,000 common shares in August 2001 and increased the royalty fee from 5% to 7.5%. The shares were valued at $0.72 based upon the closing pricing at May 31, 2000. The $720,000 is recorded as common stock to be issued in the equity section of the balance sheet and is being amortized over the remaining term of the agreement (See Note 8(A)).

       As of December 31, 2000, the Company recognized $140,000 as licensing fee expense and recorded $580,000 for unearned licensing fee. The balance is deferred licensing fee and will be amortized on a pro-rata basis over the remaining life of the agreement.

NOTE 6 WRITE-OFF OF GOODWILL
------ ---------------------

       During 1998 the Company wrote-off its investment in an 80% owned subsidiary, Skynet Worldwide, Inc. due to the permanent impairment of the value of this investment as a result of proposed legislative changes governing internet gambling by United States citizens. The subsidiary was then dissolved.

       The write-off is as follows:

       Goodwill                                  $      3,998,400
       Other costs                                          1,600
                                                 ----------------
       Total                                     $      4,000,000
                                                 ================

NOTE 7 INCOME TAXES
------ ------------

       Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                   2000             1999
                                                 ----------     -----------
       Current:

         Federal                                 $   -          $    -
         State                                       -               -
         Deferred-Federal and State                  -               -
                                                 ----------     -----------
       Income tax expense (benefit)              $   -          $    -
                                                 ==========     ===========

                  IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999, as follows:


                                                               2000                   1999
                                                         ------------------     -------------------
       U.S. Federal income tax provision (benefit)       $       (940,300)      $          (618,900)
       Effect of net operating loss carryforward                  940,300                   618,900
                                                         ------------------     -------------------

                                                         $              -       $                 -
                                                         ==================     ===================


       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                             2000                   1999
                                                       ------------------     -----------------
       Deferred tax assets:
       Net operating loss carryforward                 $      4,300,400       $      3,346,000
                                                       ------------------     ------------------
           Total gross deferred tax assets                    4,300,400              3,346,000
       Less valuation allowance                               4,300,400              3,346,000
                                                       ------------------     -----------------
       Net deferred tax assets                         $              -       $              -
                                                       ==================     =================

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $12,648,100, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2020.

       The valuation allowance at January 1, 2000 was approximately $3,360,100. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of approximately $940,300.

NOTE 8 AGREEMENTS
------ ----------

       (A) SOFTWARE DISTRIBUTION AGREEMENTS
       ------------------------------------

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

           2. Issuance of 500,000 in common shares of the Company to the owners and developers of the software upon its delivery, which was in October 1999.

           3. The Company is to pay royalties at 20% on the first $500,000 of sales. Between $500,000 and $1,000,000 the Company will pay 12.5% on sales and 5% on sales over $1,000,000.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


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

       In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required the Company to issue 1,000,000 common shares (See Note 5) and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services of or to develop its own technical support and internal marketing group. In connection with the issuance of the common shares, the Company may be obligated to absorb costs relating to the registration of those shares. As of the date of these financial statements, the cost to register those shares has not been determined. In addition, the Company is required to secure a minimum of twelve (12) purchases of the software product prior to the expiration of the twelve-month period ending June 1, 2001. In the event that the minimum sales requirement is not met, the Company is required to compensate the Software Owner for unearned royalties at the rate of $3,750 per unrealized sale up to the maximum of twelve (12) or $45,000 and issue 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 has been changed from 5% to 7.5%.

       (B) CONSULTING AGREEMENTS
       -------------------------

       On November 1, 1999 (the "Agreement Date") the Company entered into a consulting agreement whereby the consultant agrees to assist the Company in raising stipulated minimum equity capital and perform other consulting services. Payment of 3,500,000 common shares has been placed in escrow and the issuance is contingent on raising the equity capital. In accordance with generally accepted accounting principles, the escrowed shares are not considered outstanding until released and therefore no value has been assigned to them in the accompanying consolidated financial statements. Upon any future release of these shares, the shares will be valued at the quoted trading price on the Agreement Date and charged to equity as an offering cost (See Note 5(F)).

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


       On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (See Note 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was .1487 cents per share. Therefore, the Company must issue an additional 3,012,475 common shares to the consultant. As of the date of this report, the Company has not received a request for the additional shares.

       On September 1, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in promoting the Company's operations. In consideration for these services, the Company will issue an aggregate of 800,000 common shares and pay $2,500 per month as a consulting fee. On September 1, 2000, the Company issued 700,000 common shares valued at $518,000, the quoted trading price at the time the contract was approved by the Board of Directors. The remaining 100,000 common shares were never issued by the Company (See Note 10).

       On September 25, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in the areas of product development and marketing. In consideration for these services, the Company issued 800,000 common shares valued at $468,000. The fair value of the shares for consulting services was determined based upon the quoted trading price at the time the contract was approved by the Board of Directors. As of December 31, 2000, $234,000 was recorded as deferred compensation for unearned consulting services (See Note 5(G)).

NOTE 9 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, the Company's recurring losses of $12,648,124, and its working capital deficiency of $635,015 and stockholders' deficiency of $634,143, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company has entered into a software distribution agreement, (See Note 8(A)) has raised equity capital and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


NOTE 10  SUBSEQUENT EVENTS
-------  -----------------

         (A) On July 7, 2000, the Company entered into a consulting agreement whereby the consultant agrees to assist the Company in promoting the Company's business operations to the public. The consultant received 70,000 restricted common shares and $8,000 upon signing the agreement.

              On March 5, 2001, both parties agreed not to pursue the business relationship. Subsequently, the Company cancelled 70,000 restricted common shares from the consultant since the services were not performed according to the agreement.

         (B) On September 1, 2000, the Company entered into a six month consulting agreement whereby the consultant will assist in promoting the Company's operations. In February 2001, for a consideration of the Company's issuance of 1,200,000 common shares and $2,500 per month as a consulting fee, the agreement was extended for six months to August 31, 2001. The common shares will be valued at the quoted trading price at the time the contract is approved by the Board of Directors (See Note 8(B)).

         (C) In April 2001 the Company issued 1,000,000 common shares under a consulting agreement. The term of the agreement is for six months. The 1,000,000 common shares were valued at the quoted share price at the agreement date.

         (D) On April 30, 2001 the Company entered into an agreement with a general counsel to remit full payment by June 28, 2001 of $345,000 included in accounts payable for services rendered to the corporation since January 1, 1999. These services were not in connection with the raising of capital or promotion of its common stock either by cash payment or in shares of common stock. As the Company was unable to pay this obligation in cash, it has agreed to issue 4,312,500 shares of common stock pursuant to a Form S-8 registration statement to satisfy this obligation and reduce accounts payable by $345,000. The shares will be valued at $0.08 per share, which is the closing bid price per share on May 28, 2001.

         (E) On April 30, 2001 the Company entered into an agreement with its technical and marketing consultant to remit full payment by June 28, 2001 of $200,000 included in accounts payable for services rendered to the corporation since September 30, 1999. These services were not in connection with the raising of capital or promotion of its common stock either by cash payment or in shares of common stock. As the Company was unable to pay this obligation in cash, it has agreed to issue 2,500,000 shares of common stock pursuant to a Form S-8 registration statement to satisfy this obligation and reduce accounts payable by $200,000. The shares will be valued at $0.08 per share, which is the closing bid price per share on May 28, 2001.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


         (F) On May 31, 2001 the Company agreed to satisfy $40,000 of a total obligation for legal fees of $48,750 included in accounts payable through the issuance of common stock. The Company will issue 500,000 common shares pursuant to a Form S-8 Registration Statement to satisfy the $40,000 obligation and reduce accounts payable by $40,000. The shares will be valued at $0.08 based upon the closing price per share on May 28, 2001.

         (G) A subscription agreement was entered into in April 2001 for 5,500,000 common shares for an aggregate subscription price of $550,000. As of June 30, 2001 the closing of this subscription financing agreement has not taken place and no cash has been received nor had the shares been issued.

         (H) As of June 30, 2001, the Company cancelled 800,000 shares from a consultant since the services were not performed according to the agreement.

         (I) During July 2001, the Company signed a financial advisory service agreement with Danson Partners, LLC. The contract will terminate on December 31, 2001 unless extended. Compensation for these services will consist of the following: (1) a cash fee of 10% on all funds received by the Company in connection with any debt financing; (2) an equity fee of 5% of the gross proceeds raised in conjunction with each debt financing transaction and (3) to the extent a transaction involves a draw down equity credit line facility, the consultant will receive cash compensation equal to 3% and common stock compensation equal to 3% of the gross proceeds paid directly from the escrow account.

         (J) On December 28, 2001, the Company executed a two-year software distribution agreement with TIG Acquisition Corporation whereby the Company was granted a license on a non-exclusive basis to market TIG's Classifier software product to companies in North America. On signing this agreement, the Company will purchase approximately $3,600,000 (2,500,000 GBP) of TIG software. TIG will invoice the Company upon the receipt of funds from the sale of the product or in scheduled installments, whichever is earlier. Scheduled installment payments are to begin no later than March 31, 2002 and September 30, 2002 in the approximate amount of $726,000 (500,000 GBP) for each installment and the balance of approximately $2,179,000 (1,500,000 GBP) no later than December 31, 2002. Payment obligations are based upon the conversion rate at the time of the contract.

         (K) During December 2001, the State of Nevada approved the amendment to the Articles of Incorporation of the Company. The total number of shares that the Corporation is authorized to issue was increased to 200,000,000 shares, each with a par value of $0.001 per share. The Corporation's stock will consist of 150,000,000 common shares and 50,000,000 shares of preferred stock.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


         (L) On January 16, 2002, the Company signed an agreement with DCD Holdings Limited to provide a short term unsecured line of credit for approximately $865,000. The credit line matures on April 30, 2002. Interest on the credit line will be determined at the time the Company desires to use these funds.

         (M) On January 18, 2002, the Company signed a one-year marketing agreement with Vanessa Land. As compensation for these services, Vanessa Land will receive 5,000,000 shares of the Company valued at the quoted trading price at the contract date.

         (N) During February 2002, the Company has agreed with a consultant to issue approximately 2,375,000 common shares at the quoted trading price to satisfy an accounts payable obligation of approximately $119,000.

NOTE 11  CORRECTION OF AN ERROR
-------  ----------------------

       During the third quarter of 2001, the Company discovered that a convertible promissory note and expenses relating to the software distribution agreement in the amount of $200,000 were not reflected in the financial statements for the periods June 30, 2000 and thereafter (See Note 4). In addition, 1,000,000 shares of common stock were issued during the third quarter of 2001 that relates to the software distribution agreement (See Note 8(A)). These shares will also require a restatement of prior periods as mentioned above.

       The correction of the above errors in the financial statements resulted in an understatement of previously reported assets, liabilities, operating expenses and stockholders' deficiency for the prior periods from June 30, 2000 and thereafter. The above transactions have been incorporated in the financial statements for the period ended December 31, 2000 and thereafter. Presented below is a summary of the effect of the above accounting errors in the financial statements for the periods September 30, 2000 and June 30, 2000.

                                                                           September 30, 2000        June 30, 2000
                                                                           -------------------     ------------------
       Current assets, as previously reported                              $           84,288      $         126,272
       Understatement of cash held in escrow                                            -                     37,500
                                                                           -------------------     ------------------
       Current assets, as adjusted                                         $           84,288      $         163,772
                                                                           ===================     ==================

       Current liabilities, as previously reported                         $          382,530      $         278,806
       Overstatement of accounts payable                                              (16,905)                  -
       Understatement of notes payable and accrued interest                           207,501                202,501
                                                                           -------------------     ------------------
       Current liabilities, as adjusted                                    $          573,126      $         481,307
                                                                           ===================     ==================







                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------

       Stockholders' deficiency, as previously reported                    $         (297,370)     $        (151,662)
       Understatement of retained earnings and stock issuance                        (190,596)              (165,001)
                                                                           -------------------     ------------------
       Stockholders' deficiency, as adjusted                               $         (487,966)     $        (316,663)
                                                                           ===================     ==================

       Operating expenses, as previously reported                          $        1,922,063      $       1,144,754
       Understatement of interest and licensing fee expense                           270,596                185,001
                                                                           -------------------     ------------------
       Operating expenses, as adjusted                                     $        2,192,659      $       1,329,755
                                                                           ===================     ==================

       Net loss, as adjusted                                               $       (2,179,717)     $      (1,329,755)
                                                                           ===================     ==================

       Net loss per share, as adjusted                                     $             0.07      $            0.04
                                                                           ===================     ==================

                                  EXHIBIT INDEX

Exhibit No.                        Description

13.1 Agreement dated September 1 2000 between the Registrant and Barry Gross d/b/a Gross Capital Associates.

13.2 Agreement dated September 25, 2000 between the Registrant and Koplan Consulting Corporation.

27                 Financial Data Schedule