Form 10KSB
period 2001-12-31
IVP TECHNOLOGY CORP
filed 2002-04-15
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Calendar Year Ended December 31, 2001

                          Commission File No. 000-30486

                           IVP TECHNOLOGY CORPORATION
             (Exact Name of Registrant as specified in its charter)

             NEVADA                                   65-6998896
 -----------------------------------      ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or organization)

      2275 Lakeshore Blvd. West, Suite 401, Toronto, Ontario M8V 3Y3 Canada
                    (Address of principal executive offices)

                                 (416) 255-7578

                         (Registrant's telephone number)

              Securities registered under Section 12(b) of the Act:

                   Title of each class to be registered: None

           Securities registered pursuant to section 12(g) of the Act:

          Common Stock, $0.001 Par Value, 150,000,000 shares authorized Preferred Stock, $0.001 Par Value, 50,000,000 shares authorized

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value as of December 31, 2001 of the voting common equity held by non-affiliates is $1,950,114.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. As of March 31, 2002, there were 111,292,948 shares of IVP Technology's $.001 par value common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on key personnel and variability of quarterly results, ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         IVP Technology Corporation is a Toronto based business software marketer and distributor, and was until December 31, 2001 engaged solely in distributing the PowerAudit software product. Since January 1, 2002, IVP Technology has begun the process of expanding its business towards software development and implementation, in addition to adding additional products for marketing and distribution. This expansion is based on our management's experience in operating other companies and divisions, and in selling and distributing both enterprise and consumer software products.

LICENSED PRODUCTS

         IVP Technology markets data solutions made up of separate software products that can operate on a stand-alone basis or integrate with other enterprise level software. These products provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field and moving it into processes that take place in the front and back office environment up to the business decision making level. A description of IVP Technology's software products is described below.

         POWERAUDIT. IVP Technology is a party to a license and distribution agreement that provides it with the exclusive rights in the United States, the European Economic Community and Switzerland to market and distribute PowerAudit software. PowerAudit, developed by Orchestral Corporation, is a software application designed for handheld personal computers that provides a platform for real-time, remote data capture and market survey purposes. PowerAudit is a field automation and enterprise integration tool that allows field personnel to:
i) collect a variety of different forms of data; ii) verify the data at the time of entering; and iii) transmit the data on a wireless basis via the Internet to a central server where IVP Technology will have access to the data. PowerAudit runs on handheld personal computers employing Microsoft's Windows CE operating system and allows the software to interface with other Microsoft platforms. Our marketing and distribution license is valid through May 31, 2003.

         PowerAudit was developed for use by organizations that require immediate and qualified data from the field. These include companies that market, distribute and track many products in the retail market place, including consumer goods distributors and pharmaceutical and healthcare companies. In addition, companies involved in surveying sales reporting and merchandising, retail and industrial auditing, agriculture research, we believe, can benefit from PowerAudit's ability to gather data quickly and make that data available to IVP Technology in real time.

         DESCRIPTION OF THE LICENSE. Pursuant to the license and distribution agreement, IVP Technology has the exclusive rights and license to copy, distribute, market and sub-license PowerAudit in the United States, European Economic Community and Switzerland through May 31, 2003. In connection with the license, IVP Technology paid $50,000 to facilitate the development and delivery of PowerAudit and issued 1,500,000 shares of IVP Technology's common stock valued at $220,000 on the date of grant. IVP Technology is also required to issue an additional 1,000,000 shares of common stock for an extension of the license and to raise at least $2,000,000 in capital, a portion of which will be used to contract services or to develop technical support and marketing groups for IVP Technology. IVP Technology has agreed to use its best efforts to register the sale of all shares issued under the license. IVP Technology is also required to pay the licensor a royalty equal to 20% of the first $500,000 of sales, 12.5% for the next $500,000 of sales and 7.5% for any additional sales. IVP Technology will also pay the licensor $4,200 per month for support and maintenance services. In addition, IVP Technology is required to purchase at least 12 products prior to June 30, 2002 or, if it fails to do so, then to pay the licensor $45,000 in cash, plus issue the licensor 100,000 shares of common stock.

         POTENTIAL MARKET FOR POWERAUDIT. PowerAudit software was developed for use by companies that either: i) have many products in the marketplace and need to obtain real-time market research data regarding their range of products; or
ii) perform independent market surveys on behalf of their clients. We have identified a number of potential markets and distribution channels through which

PowerAudit software can reach its target market, including:

      >> handheld personal computers original equipment manufacturers;

      >> computer system integrators, the independent organizations that provide technology solutions to their clients;

      >> independent database marketing companies, entities that conduct market surveys and perform data collection services in behalf of their clients;

      >> database management and service providers, the independent entities engaged by clients to collect product and marketing information and prepare reports that analyze such information;

      >> sales and marketing corporations, the independent entities that provide outsourcing of sales and marketing services for virtually every industry; and

      >> corporate   end-users,   such  as  pharmaceutical  and  consumer  goods
         companies.

         CLASSIFIER. On December 28, 2001, we entered into a two-year, non-exclusive licensing agreement to distribute the Classifier software program, developed by The Innovation Group, PLC, throughout the insurance industry. The Innovation Group is one of the leading developers of software and systems for financial services. IVP Technology received a non-exclusive right to sell such software in the United States, Mexican and Canadian markets.

         Pursuant to the terms of this agreement, IVP Technology is obligated to purchase from The Innovation Group $3,620,268 worth of Classifier software by December 31, 2001. IVP Technology paid The Innovation Group (pound)500,000 or approximately $724,000 in connection with the license. IVP Technology is obligated to pay an additional (pound)500,000 or approximately $724,000 by September 30, 2002 and (pound)1.5 million or approximately $2,172,268 by December 31, 2002. On February 16, 2002, IVP Technology borrowed $864,180 from DcD Limited that was used, in part, to pay the March 31, 2002 installment.


         DESCRIPTION OF CLASSIFIER. The Classifier is a sophisticated business intelligence solution that provides data analysis benchmarking which can monitor on-going improvements on business activities, such as specific products, lines of business or other information of a business operation. The Classifier was designed to create and broadcast business intelligence knowledge views direct to decision makers over corporate Intranets and the Internet. The Classifier turns a database into a web site, enabling more people to access data with a web-browser. The Classifier incorporates a high-performance and powerful data analysis server, a web-report publishing facility, versatile data transformation features and the ability to connect and extract data from multiple back office data sources.

         MARKET FOR CLASSIFIER. The market for Classifier is almost exclusively centered on larger corporations where polling databases for changes in volumes, makeup and conditions in various components of sales, cost of sales and components could have a material impact on the way the business is managed. The product can be adapted to various industry sectors.

         VIPER. On February 20, 2002, we entered into an agreement with SmartFocus Limited, to resell its Viper(R) suite of products which consists of Viper Analyze and Visualize, Viper Data Mining, Viper CRM, Viper Campaign Planner and Smart Campaigner. Pursuant to the license, IVP Technology will be entitled to a 15% commission on sales of Viper through customer opportunities created by IVP Technology. SmartFocus will make sales representatives available to assist in sales presentations.

         DESCRIPTION OF VIPER. Viper is a powerful, fast and easy-to-use analysis and visualization application designed for company marketing departments and those decision makers concerned with gross data from volumous rows of customer information. Viper harnesses customer and transactional data from any touch-point or channel across any organization to create, build and maintain customer insight and customer intelligence. Viper is designed to empower enterprises to better understand, predict, manage and influence customer behavior.

         OTHER. IVP Technology intends to seek to broaden its product offerings by seeking to license other software products, although no agreements are yet in place.

PRODUCT AND MARKET ANALYSIS

         Handheld personal computers or personal digital assistant computers may be defined as small, pocket-sized devices that feature pen-based input and allow users to automatically copy and conform, or synchronize, information between the device and a personal computer. The introduction of the handheld personal computers in 1995 ushered in a new era in mobile computing that offered users a combination of simplicity and functionality. Innovations in design, synchronization technology, user interface, programmability, functionality and battery power management transformed these devices into convenient productivity tools.

         We believe that the emergence of technologies enabling wireless access to the Internet and enterprise data provides an opportunity in this market. The Internet has become an important way for corporations to communicate with field employees and for professionals to access personal and business information, download new applications, access new services and interface with organizational data and information. We believe that inter-party interface over the Internet, as well as wireless access to Internet content and enterprise data will make handheld personal computers increasingly valuable to users.

         Continued technological innovations that address end-user needs are, we believe, an important component of industry growth. Technological advances have led to significant reductions in size and weight, as well as improvements in battery life, computing speed, reliability and storage capacity of handheld personal computers. Third party developers, who create software applications and complementary hardware peripherals and accessories supplement manufacturers' innovations and allow users to customize and enhance their devices. These feature enhancements and performance improvements, driven by both manufacturers and third party developers, are intended to attract new users and encourage device upgrades.

         Handheld personal computers are nearing laptop and notebook capabilities at a fraction of the cost, thereby making these devices more attractive. As more software applications are developed to meet end-user needs, handheld personal computers may become the preferable option for certain field workers, given their reduced size and weight as compared to notebook and laptop computers.

COMPETITION.

         IVP Technology competes within the global market for software applications. These applications are developed for both handheld devices and client server/networked installations. The market for these products is evolving rapidly and is highly competitive. Our competitors include (i) Microsoft, as the developer of handheld personal computers' Windows CE operating system, which also develops software applications for devices that run on Windows CE, and (ii) the community of developers that has developed products for the palm operating systems; and (iii) the community of developers that has emerged since the introduction of these devices that creates applications for Linux, Sun, and other operating system platforms. Nearly all of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

CORPORATE HISTORY.

         Our company was incorporated in the State of Nevada on February 11, 1994 under the name Mountain Chef, Inc. On November 16, 1994, the corporation changed its name to IVP Technology Corporation for the purpose of identifying and acquiring private companies and/or their technologies in the high technology field. Prior to 1998, IVP Technology was involved with various unsuccessful activities relating to the sale of technology products and then became inactive in 1997. On March 30, 1999, IVP Technology entered into a 14-month software distribution agreement with Orchestral Corporation for the exclusive right to market and distribute the PowerAudit software in the United States. This agreement was extended in September 1999 and again in May 2000 until May 2003.

         On or about March 17, 2000, IVP Technology acquired all of the outstanding shares of IVP Technology common stock of Erebus Corporation, an inactive reporting shell company, in exchange for 350,000 shares of common stock. As a result, Erebus is a wholly owned subsidiary of IVP Technology. Pursuant to Rule 12g-3(a) promulgated under the Securities Act of 1934, IVP Technology elected to become the successor issuer to Erebus for reporting purposes under the Securities Exchange Act of 1934, and is required to file reports with the Securities and Exchange Commission. Erebus became a reporting company on or about August 17, 1999.

         Erebus was incorporated on June 7, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Erebus had been in the developmental stage since its inception and, at December 31, 1999 and at the date of the acquisition, had no operations, no operating history, no revenues or earnings from operations, nor any significant assets or financial resources, other than having issued shares to its original shareholder.

ACQUISITION OF INTERNATIONAL TECHNOLOGY MARKETING

         On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, IVP Technology agreed to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, the members of our current management team, in exchange for all of International Technology Marketing's common stock. On March 25, 2002, we issued the 50 million shares of common stock to the former shareholders of International Technology Marketing. Pending execution of an escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. These shares will be held pending satisfaction of certain performance related goals. As these goals are achieved, the shares will be disbursed from the escrow to the former shareholders of International Technology Marketing.

         The performance goals are as follows:

         o 10,000,000 shares will be disbursed upon aggregate sales of $500,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $1,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $2,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $6,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $16,200,000.

         On November 16, 2001, IVP Technology held its annual stockholders' meeting. At the meeting, a majority of IVP Technology's outstanding capital stock voted in favor of the acquisition of International Technology Marketing, as well as the increase in the authorized common stock to 150 million shares. Also at the meeting, the shareholders elected two members of the new management team together with three independent board members to the Board of Directors.

EMPLOYEES AND CONSULTANTS

         As of December 31, 2001, IVP Technology had five full time employees. None of our employees are covered by any collective bargaining agreement.

         IVP Technology also entered into a one-year consulting agreement with Danson Partners. Pursuant to this agreement, Danson Partners will provide financial and accounting services to IVP Technology. Danson Partners will be paid $10,000 per month for these services, $7,500 payable in cash and $2,500 payable in stock.

ITEM 2. DESCRIPTION OF PROPERTY

         IVP Technology's principal executive office is located at 2275 Lakeshore Blvd. West Suite 401, Toronto Ontario M8V 3Y3 Canada, which are also the premises occupied by Springboard Technology Solutions Inc. IVP Technology has an oral agreement which commenced January 1, 2002, with Springboard Technology Solutions, Inc., a corporation owned by Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, whereby IVP Technology is obligated to pay
Springboard approximately $30,000 per month for rent, utilities, network infrastructure, equipment leases and all office administrative services. Messrs. MacDonald and Hamilton are officers and directors of IVP Technology. Messrs. Birch and Villella and Ms. Bullock are officers of IVP Technology.

ITEM 3. LEGAL PROCEEDINGS

         IVP Technology is not presently a party to any material legal proceedings, nor is it aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 16, 2001, IVP Technology held its annual stockholders' meeting in Las Vegas, Nevada. At the meeting, the stockholder approved the following changes to our Articles of Incorporation:

         o To increase IVP Technology's authorized shares of common stock from 50,000,000 shares to 150,000,000; and

         o To provide for a class of 50,000,000 shares of preferred stock that will have such terms as the Board of Directors shall determine from time to time.

         In addition, the stockholders approved the acquisition of International Technology Marketing, and elected five directors, Messrs. MacDonald, Hamilton, Sidrow, King and Smith.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. IVP Technology's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "TALL". As of March 31, 2002, there were 111,292,948 shares of common stock outstanding and approximately 328 holders of record.

         The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years, as well as the first quarter of 2002. Such quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           High Bid        Low Bid
                                           --------        -------
2000
----

Quarter Ended March 31, 2000                $ 3.69          $ 0.13
Quarter Ended June 30, 2000                   1.41            0.56
Quarter Ended September 30, 2000              0.91            0.57
Quarter Ended December 31, 2000               0.67            0.14

2001
----

Quarter Ended March 31, 2001                $ 0.22          $ 0.12
Quarter Ended June 30, 2001                   0.14            0.05
Quarter Ended September 30, 2001              0.17            0.04
Quarter Ended December 31, 2001               0.09            0.03

2002
----

Quarter Ended March 31, 2002                $ 0.11          $ 0.03

         IVP Technology did not pay any dividends during calendar 2001 and has never paid any dividends on its capital stock. IVP Technology currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.

         SALES OF UNREGISTERED SECURITIES. Since January 1, 2001, IVP Technology issued the following securities that have not been registered under the Securities Act:

         On or about April 26, 2001, IVP Technology issued 1,200,000 shares of common stock to Gross Capital Associates for marketing and promotion consulting services. These shares were valued at $0.14 per share, or an aggregate of $168,000, on the date of issuance.

         On or about April 26, 2001, IVP Technology issued 1,000,000 shares of common stock to John Coady for financial advisory services. These shares were valued at $0.14 per share, or an aggregate of $140,000, on the date of issuance.

         On July 30, 2001, IVP Technology entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of December 31, 2001, IVP Technology had borrowed $129,020. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd.

         On or about July 30, 2001, IVP Technology rescinded the issuance of 870,000 shares of common stock previously issued to Koplan Consulting Corp. and Mr. Peter Kertes for services not performed.

         On or about August 17, 2001, IVP Technology issued 1,000,000 shares of common stock to Orchestral Corporation for extension of the licensing contract and to obtain market distribution to Switzerland. These shares were valued at $0.12 per share, or an aggregate of $120,000, on the date of issuance.

         On February 20, 2002, IVP Technology announced that it had entered into an agreement with Devonshire Marketing Limited of Windsor, UK ("Devonshire") for marketing and advisory services connected with product marketing in the European Economic Community and North America. In relation with this agreement, IVP Technology issued 5,000,000 shares of common stock to Ms. Vanessa Land, the principal of Devonshire. These shares were valued at $0.05 per share, or an aggregate of $250,000, on the date of issuance.

         On February 16, 2002, IVP Technology completed an interim financing agreement for a bridge loan of(pound)600,000 (U.S. $864,180) on an unsecured basis with the European based venture capital and merchant banking firm DcD Limited. The loan is due April 30, 2002 and accrues interest at a rate of 4% per year above the HSBC Bank base rate. Interest is payable monthly.

         On or about March 25, 2002, IVP Technology issued 100,000 shares of common stock to Barry Gross that was earned pursuant to a consulting contract signed in 2000. These shares were valued at $0.09 per share, or an aggregate of $9,000, on the date of issuance.

         On or about March 25, 2002, IVP Technology issued 14,000,000 shares of common stock to Brian MacDonald to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing.

         On or about March 25, 2002, IVP Technology issued 14,000,000 shares of common stock to Peter Hamilton to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing.

         On or about March 25, 2002, IVP Technology issued 14,000,000 shares of common stock to Kevin Birch to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing.

         On or about March 25, 2002, IVP Technology issued 4,000,000 shares of common stock to Geno Villella to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing.

         On or about March 25, 2002, IVP Technology issued 4,000,000 shares of common stock to Sherry Bullock to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing.

         On or about March 25, 2002, IVP Technology issued 500,000 shares of common stock to John Maxwell in lieu of compensation for services performed in 2001 as President of IVP Technology. These shares were valued at $0.09 per share, or an aggregate of $9,000, on the date of issuance.

         On or about March 25, 2002, IVP Technology issued 500,000 shares of common stock to John Trainor in lieu of compensation for services performed in 2001 as Secretary of IVP Technology. These shares were valued at $0.09 per share, or an aggregate of $9,000, on the date of issuance.

         In April 2002, IVP Technology raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 90% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $208,333 in any thirty-day period. IVP Technology will pay Cornell a one-time fee equal to $250,000, payable in 2,632,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.10 per share, or an aggregate of $10,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, a consultant, a one-time fee of $150,000 for his work in connection with the Equity Line of Credit. One-half of this fee is payable in cash and the balance payable in 790,000 shares of common stock.

         On or about March 25, 2002, IVP Technology issued 5,000,000 shares of common stock to Vanessa Land as payment for a marketing services contract entered into the company on January 18, 2002. These shares were valued at $0.05 per share, or an aggregate of $_______, on the date of issuance.

         On or about March 25, 2002, IVP Technology issued 2,375,600 shares of common stock to Thomas Chown as conversion of debts owed by the corporation for services performed in 2001.

         On or about __________, 2002, IVP Technology issued 1,000,000 shares of common stock to Buford Industries as conversion of a fee of $50,000 earned for introducing IVP to International Technology Marketing. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of issuance.

         On or about March 25, 2002, IVP Technology issued 50,000 shares of common stock to Ruffa and Ruffa, P.A. for payment of interest on outstanding legal bills for the year 2001 - 2002. These shares were valued at $0.10 per share, or an aggregate of $5,000, on the date of issuance.

         On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to J. Stephen Smith to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year.

         On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Michael Sidrow to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year.

         On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Robert King to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding IVP Technology so as to make an informed investment decision. More specifically, IVP Technology had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in IVP Technology's securities.

SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                                       --------------------------------
                                          2001                   2000
                                      -------------          ------------

Revenue                               $     67,358           $     40,002
                                      ------------           ------------
Gross Profit (Loss)                         67,358                 40,002
Selling, General and
Administrative Expenses                  1,278,506              2,805,611
                                      ------------           ------------
Operating Profit (Loss)                 (1,211,148)            (2,765,609)
Provision for Income Taxes                      --                     --
                                      ------------           ------------
Net Loss                              $ (1,211,148)          $ (2,765,609)
                                      =============          =============
Net Loss Per Share:
   Basic and Diluted                  $       (.03)          $       (.08)
Pro Forma Weighted
  Average Shares:
  Basic and Dilutive                    44,855,321             33,449,427
                                       ===========             ==========


                                        For the Years Ended December 31,
                                        --------------------------------
                                          2001                   2000
                                      -------------          ------------

Cash and Cash Equivalents              $       232           $      1,424
Working Capital                         (4,334,448)              (635,015)
Total Assets                             3,601,535                  8,748
Total Debt                               4,463,700                642,891
Stockholders' Deficiency                  (862,165)              (634,143)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         For the calendar year ended December 31, 2001, we incurred an overall loss of $(1,211,148) or $(.03) per share, which was 56% less than the $(2,765,609) loss we incurred for the comparative 12 month period ended December 31, 2000. Loss per share for the 12 months ended December 31, 2000 was $(.08).

         REVENUES. We generated nominal revenue during the calendar year ended December 31, 2001 in the amount of $67,358 from sales of the PowerAudit product. Sales increased 68% from the comparative period ended December 31, 2000.

         OPERATING EXPENSES. Total operating expenses for the calendar years ended December 31, 2001 and December 31, 2000 were $1,278,506 and $2,805,611, respectively, and represents a 54% decrease from the prior calendar year. The reduction in operating expenses resulted primarily from the reduction in consulting expenses from $1,637,279 in the year ended December 31, 2000 to $387,086 in the comparable period in the current year. For the year ended December 31, 2001, operating expenses consisted of $19,837 in amortization expenses, $22,341 in interest expense, $125,715 in professional fees, $723,527 in development and licensing fees and software support and $387,086 in consulting expenses. In the year ended December 31, 2000, operating expenses consisted of $114,000 in amortization expense, $12,501 in interest expense, $215,569 in professional fees, $308,841 in management fees, $355,109 in development and licensing fees and software support, $1,637,279 in consulting fees and $162,312 in other miscellaneous expenses.

         Amortization expense for the year ending December 31, 2001 was $19,837 compared with $114,000 for year ending December 31, 2000. Amortization in the calendar year 2001 was directly attributable to a software licensing agreement entered into by IVP Technology on December 28, 2001. The agreement is valid for two years and enables IVP Technology to sell software in North America and Mexico and cost IVP Technology $3,620,268 and will be amortized over a two year period.

         Consulting fees, for the year ending December 31, 2001 and December 31, 2000, were $387,086 and $1,637,279, respectively. The decrease of 76% was directly related to the fact that shares issued during the current calendar year in exchange for consulting fees were issued at a lower price per share than the prior calendar year.

         Development and licensing fees and software support increased by $368,418 to $723,527 for year ending December 31, 2001 compared to $355,109 for December 31, 2000.

         Interest expense increased $9,840 from the calendar year ended December 31, 2000 to $22,341 for calendar year ending December 31, 2001 due principally to financing entered into with Berra Holdings Inc. on July 30, 2001 for $187,500 over two years at 6% per annum of which IVP Technology borrowed $129,020.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         For the calendar year ended December 31, 2000, we incurred an overall loss of $(2,765,609) or $(.08) per share, which was a 52% increase from the $(1,820,255) loss we incurred for the comparative 12 month period ended December 31, 1999. Loss per share for the 12 months ended December 31, 1999 was $(.08).

         REVENUES. We generated nominal revenue during the calendar year ended December 31, 2000 in the amount of $40,002 from sales of the PowerAudit product. We generated no revenue for the calendar year ended December 31, 1999.

         OPERATING EXPENSES. Total operating expenses for the calendar years ended December 31, 2000 and December 31, 1999 were $2,805,611 and $1,088,085 respectively and represents a 158% increase from the prior calendar year. Of these amounts, $215,569 and $191,850 or 8% and 18% respectively, were for professional services rendered.

         Amortization expense for the year ending December 31, 2000 was $114,000 compared with $106,000 for the year ending December 31, 1999 and represents the amortization of licensing fees.

         Consulting fees for the year ending December 31, 2000 and December 31, 1999 were $1,637,279 and $221,078, respectively. The decrease of $1,416,201 was directly related to the fact that shares issued during the current calendar year in exchange for consulting fees were issued at a higher price per share than the prior calendar year.

         Interest expense decreased from $13,126 for the calendar year ended December 31, 1999 to $12,501 for the calendar year ending December 31, 2000.

         During the calendar year ended December 31, 1999, we incurred an extraordinary loss of $732,170 on the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         In the past we have financed our operations through a combination of convertible securities and the private placement of our stock. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our licensed products generates enough revenue to fund operations. In addition, our need for cash includes satisfying $4,334,680 in current liabilities, including software license fees of $3,058,768 due by December 31, 2002, a convertible note of $200,000, plus accrued interest of $34,841 as of December 31, 2001 and a (pound)600,000 (U.S. $864,180) loan due April 30, 2002. Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan to market and sell PowerAudit, Classifier, Viper and other software products.

         At December 31, 2001, IVP Technology's cash and cash equivalents balance was $232, a decrease of $1,192 from the balance of $1,424 at December 31, 2000. During the calendar year ended December 31, 2001, cash used in operations and investing activities amounted to ($130,212) and ($0), respectively. Cash used in operating activities consisted primarily of a net loss of $1,211,148, which was partially offset by stock issued for services and licensing fees of $983,126. Cash provided by financing activities during the calendar year amounted to $129,020, which was financed through a two-year note with Berra Holdings Inc. Under the terms of the financing IVP Technology is able to draw down $187,500 over a two-year period with interest payable of 6% per annum on all funds received.

         On January 31, 2002, we entered into an interim financing agreement for (pound)600,000 (U.S. $864,180) on an unsecured basis with the European based venture capital and merchant banking firm DcD Limited. The loan bears an interest rate 4% above HSBC Bank base rate and interest is payable monthly. The loan is due on April 30, 2002.

         In April 2002, IVP Technology raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the equity line of credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $208,333 in any thirty-day period. IVP Technology will pay Cornell a one-time fee equal to $250,000, payable in 2,632,000 shares of common stock. The investor also received a warrant to purchase up to 250,000 shares of common stock at an exercise price equal to 110% of the closing bid price on the date of grant. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock. IVP Technology agreed to pay Wayne Danson, a consultant, a one-time fee of $150,000 for his work in connection with the Equity Line of Credit. One-half of this fee is payable in cash and the balance payable in stock.

ACQUISITION OF INTERNATIONAL TECHNOLOGY MARKETING

         On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. whereby IVP Technology is obligated to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, the members of our current management team, in exchange for all of International Technology Marketing's common stock. On March 25, 2002, we issued the 50 million shares of common stock to be held by IVP Technology until the escrow agreement is executed to hold the shares. These shares will be held pending satisfaction of certain performance related goals. As these goals are achieved, the shares will be disbursed from the escrow to the former shareholders of International Technology Marketing.

         The performance goals are as follows:

         o 10,000,000 shares will be disbursed upon aggregate sales of $500,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $1,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $2,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $6,000,000.

         o 10,000,000 shares will be disbursed upon aggregate sales of $16,200,000.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements is not expected to have a material effect on IVP Technology's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

         The Financial Statements and Notes thereto can be found beginning with "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. The Board of Directors elects our executive officers annually. Our directors serve one-year terms or until their successors are elected and accept their positions. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships or understandings between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         Our directors and officers are as follows:

Name and Address                       Age          Position
----------------                       ---          --------

Brian Macdonald                        53           President, CEO & Chairman
16 Wetherfield Place                                of the Board
Toronto, Ontario M3B 2E1
Canada

Peter Hamilton                         55           Senior VP Sales & Director
2250 Rockingham Drive
Oakville, Ontario L6H 6J3
Canada

Kevin Birch                            30           Senior VP & Chief Technology
6860 Meadowvale Town Centre Ci.                     Officer
Mississauga, Ontario L5N7T4
Canada

Sherry Bullock                         40           Vice President Marketing
20 The Greenery
Oakville, Ontario L6H 6J6
Canada

Geno Villella                          43           VP Implementation
3 Sawmill Road
Toronto, Ontario M3L2L6
Canada

Dr. Michael Robert Sidrow              50           Director
1184 Wales Place
Cardiff by the Sea, CA  92-007
United States

Robert M. King                         43           Director
4520 Campobello St.
San Diego, CA. 92130
United States

J. Stephen Smith                       64           Director
11614 Holly Briar Lane
Great Falls, VA 22066
United States

         Below are biographies of our officers and directors:

         BRIAN MACDONALD, PRESIDENT, CEO & CHAIRMAN OF THE BOARD. Brian MacDonald, IVP's President & CEO was appointed to the board in November 2001 and elected Chairman of the Board in December 2001. Prior to his position with IVP, Mr. MacDonald co-founded Springboard Technology Solutions Inc., a Toronto-based network solutions web and software application developer, that creates processes that enhance business productivity and profitability. In 1995 he co-founded (with Mr. Peter Hamilton) and served as the Executive VP Corporate Development and CFO of Lava Systems Inc. ("Lava"), a multinational software company that provided document management, imaging and work flow software services, based in Toronto, Chicago, London, and Australia. During this time, he assisted Lava in raising over Cdn. $36 million, and co-led the company to public status with a listing on the Toronto Stock Exchange. Mr. MacDonald graduated with honors from the University of Alberta in 1974 with a BA in Political Science, and received his Masters of Arts in Public Policy and Political Science from the University of British Columbia in 1979. He holds a Fellow of the Institute of Canadian Bankers designation. Mr. MacDonald has served in managerial capacities with The Toronto Dominion Bank, Banque Nationale de Paris, Confederation Life Insurance Company and ABN Amro Bank.

         PETER HAMILTON, SENIOR VP SALES AND DIRECTOR. Peter Hamilton, IVP's Senior VP Sales was appointed a Director in November 2001. Mr. Hamilton oversees product distribution activities and sales for IVP Technology. In 1999, he served as the VP Sales and Consulting of Springboard Technology Solutions Inc. ("Springboard"), a Toronto-based network solutions web and software application developer, that creates processes that enhance business productivity and profitability. Prior to his position with Springboard, in 1995, Mr. Hamilton co-founded (with Mr. MacDonald) and served as President and CEO of Lava Systems Inc. ("Lava"), a multinational software company that provided document management, imaging and work flow software services, based in Toronto, Chicago, London, and Australia. During this time, Mr. Hamilton was responsible for overseeing Lava's expansion of its operations into Europe, Australia, U.S. and Canada and developed business partners in South America, South Africa, the Middle East and Scandinavia. He also assisted Lava in raising over Cdn. $36 million, and co-led the company to public status with a listing on the Toronto Stock Exchange. Prior to this, Mr. Hamilton served as Senior VP of Operations for SoftKey Software International ("SoftKey"), a publicly traded company on the New York Stock Exchange. He was responsible for SoftKey's day-to-day operations, including manufacturing, product distribution, information systems, finance, customer support, technical support and product data management and marketing. In addition, Mr. Hamilton integrated 18 new businesses into SoftKey's operations, during his tenure.

         KEVIN BIRCH, SENIOR VP AND CHIEF TECHNOLOGY OFFICER. Kevin Birch has served as IVP's Senior VP and Chief Technology Officer since November 2001. Mr. Birch manages IVP Technology's integration of new products into IVP's new thrust as a developer, distributor and reseller of data solutions software. His background includes architecting, developing and managing many complex software development projects in sectors as diverse as financial services, leisure products, health care and non-profit organizations in Canada and the United States. In 1999, Mr. Birch was the VP of Multimedia and Software Development for Springboard Technology Solutions Inc, a Toronto-based network solutions web and software application developer, that creates processes that enhance business productivity and profitability. Prior to this, he spent several years as an Interface Architect with HealthLink Clinical Data Network, Inc., where he was responsible for the development and support of information system interfaces in and between major health care facilities across Canada.

         SHERRY BULLOCK, VP MARKETING. Sherry Bullock IVP's VP Marketing manages IVP Technology's marketing team and creates sales and marketing strategies and tools. Ms. Bullock is an experienced project manager, marketing strategist and program manager with over 20 years experience in developing North American marketing campaigns from direct mail and email to web-based programs designed to increase traffic and customer access. Prior to her position with IVP, in 1999 Ms. Bullock was the Manager of Marketing at Springboard Technology Solutions Inc.

         GENO VILLELLA, VP IMPLEMENTATION. Geno Villella, IVP's VP Implementation manages IVP Technology's IT service team and assists in the development of applications to enhance client productivity and profitability. Mr. Villella has over 20 years experience in mainframe and distributed systems infrastructure deployment, and is highly skilled in designing and implementing all types of communications and computer networks. Prior to this, in 1999, Mr. Villella was the Vice President IT and Network Solutions at Springboard Technology Solutions Inc. He has also held executive positions with James River Corporation, Insight Business Consultants and Lava Systems Inc.

         DR. MICHAEL SIDROW, DIRECTOR. Dr. Michael Robert Sidrow has served as a Director of IVP Technology since November 2001. Dr. Sidrow is widely recognized as a visionary leader and driving force in developing business/IT strategies. He has served as the Executive Vice President Operations and Sales of Ranger Online Inc. ("Ranger"), an Internet intelligence, surveillance and brand management services provider, to corporations and government facilities around the world. Prior to joining Ranger, Dr. Sidrow founded LaRRK Digital, a business design and implementation firm of high performance e-commerce infrastructures. Dr. Sidrow was also a Senior Manager for Predicate Logic and Principle of Booz-Allen's World Technology Business. He has vast knowledge of the government IT-market and programs and has developed state-of-the-art wireless capabilities for military applications, and has designed and implemented data collection for law enforcement agencies. Dr. Sidrow has orchestrated corporate turnarounds, and has built successful companies from start-up to acquisition. His affiliations and memberships include, The San Diego Regional Technology Alliance, The San Diego Defense and Space Technology Industry Cluster, The Advisory Board of the San Diego Science and Technology Council, The San Diego Regional Economic Development Corporation, and the East County Economic Development Council. Dr. Sidrow earned his Ph.D. from the University of California Riverside.

         ROBERT M. KING, DIRECTOR. Robert M. King has served as a Director of IVP Technology since November 2001. Mr. King is the Senior Vice President of Magis Networks, Inc., a developer of technology that intends to distribute multiple streams of broadband video, audio and data to any device in the office or home, where he oversees its business and product development. Mr. King has over 20 years experience in business and product management and has held numerous senior-level management positions at leading companies, including Motorola, General Instrument, SAIC and ACTV, and co-founded three technology-based start-up firms. Mr. King has directed the development and launch of a video e-mail messaging product, and assisted in positioning the product as the number one system in its category. He has developed new wireless communications products including the first implementations of secure wireless application and introduced the first digital, interactive broadband products to Fortune 500 companies, including Ford Motor Company, Merrill Lynch, Wal-Mart, Target Stores, PBS, and Microsoft. Mr. King is active on numerous advisory boards of technology-based companies and graduated from the University of Massachusetts.

         J. STEPHEN SMITH, DIRECTOR. J. Stephen Smith has served as a Director of IVP Technology since November 2001. Mr. Smith has over 30 years experience in planning, directing and managing major projects in such diverse fields as radar system development, electronic intelligence system design, installation and operation, ship design and acquisition and Document Management System ("DMS") development and applied solutions. He has served as Vice President Operations for CDI Marine, the nation's largest marine engineering firm and has held the positions of Director of Engineering, Vice President and President of ROH, a diverse professional services company specializing in DMS solutions, web site development and applications and a broad range of support for the US Navy ship acquisition program. Mr. Smith graduated with a BBA from the University of Notre Dame and received his Masters in Science and Electronics Engineering from the U.S. Naval Postgraduate School.

         COMPENSATION OF NON-EMPLOYEE DIRECTORS. Our non-management directors are paid 500,000 shares of common stock for each year of service on the board. There is no separate compensation for directors who are also a part of management for their services as a director of IVP Technology, but all directors are reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director.

         COMMITTEES OF THE BOARD OF DIRECTORS. During a Board of Directors meeting held on March 19, 2002, an audit committee was established. The audit committee will report to the Board of Directors regarding the appointment of our independent public accountants, the scope and results of our annual audits, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls. The audit committee is comprised of Messrs. MacDonald, Smith and Sidrow.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following summary compensation table shows certain compensation information for services rendered in all capabilities for the calendar years ended December 31, 2001 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $50,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:


                                       Annual Compensation                          Long-Term Compensation
                            ---------------------------------------     ------------------------------------------------
                                                       Other Accrued  Restricted Stock  Options/   LTIP       All Other
Name & Principal Position   Year    Salary     Bonus   Compensation     Awards in US$     SARs    Payouts   Compensation
-------------------------   ---------------------------------------     ------------------------------------------------
Brian MacDonald (4)         2001    $7,440       --           --             --            --         --          --

John Maxwell, Pres. (2)     2001       --        --           --             --  (3)       --         --          --
                            2000       --        --           --         150,000 (1)       --         --          --

John Trainor, Sec'y. (2)    2001       --        --           --             --  (3)       --         --          --
                            2000       --        --           --         144,000 (1)       --         --          --

-----------------------------
(1) Messrs. Maxwell and Trainor each received 200,000 shares of restricted common stock valued at $.75 and $.72 per share, respectively, in lieu of cash compensation.

(2) Effective December 15, 2001, Messrs. Maxwell and Trainor resigned as officers and directors of IVP Technology.

(3) In March 2002, Messrs. Maxwell and Trainor each received 500,000 shares of restricted common stock valued at $.05 per share, in lieu of cash compensation.

(4)  Mr. MacDonald became Chief Executive Officer on November 16, 2001.

         IVP Technology has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the calendar year ended December 31, 2001, all decisions concerning executive compensation were made by the Board of Directors.

         EMPLOYMENT AGREEMENTS. In September 2001, International Technology Marketing entered into employment agreements with Brian MacDonald and Peter J. Hamilton. Mr. MacDonald is employed as President and Treasurer and Mr. Hamilton is employed as Vice President, Sales. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Each of Mr. MacDonald and Mr. Hamilton has a salary of Cdn. $96,000 per year, plus 6% of sales revenue. IVP Technology guarantees the payments under these employment contracts. Neither Mr. Macdonald nor Mr. Hamilton receives any further compensation for service as an officer or director of Ivp Technology. IVP Technology intends to assume these contracts effective April 1, 2002

         In September 2001, International Technology Marketing entered into employment agreements with Geno Villella, Kevin Birch and Sherry Bullock. Mr. Villella is employed as Vice President Implementation, Mr. Birch is employed as Senior Vice President and Chief Technology Officer and MS. Bullock is employed as Vice President Marketing. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Mr. Villella is paid a base salary of Cdn. $36,000 per year, Mr. Birch is paid a base salary of Cdn. $60,000 per year and Ms. Bullock is paid a base salary of Cdn. $48,000 per year. IVP Technology guarantees the payments under these employment contracts. None Mr. Villella, Mr. Birch and Mr. Bullock receives any further compensation for service as an officer or director of IVP Technology. IVP Technology intends to assume these contracts effective April 1, 2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information about the beneficial ownership of our common stock as of March 31, 2002, for:

         o each person who beneficially owns more than five percent of the common stock;

         o each of our directors;

         o the named executive officers; and

         o all directors and executive officers as a group.

         Unless otherwise indicated, the address for each person or entity named below is c/o IVP Technology Corporation, 2275 Lakeshore Blvd. West Suite 401, Toronto Ontario M8V 3Y3 Canada.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 111,292,948 shares of common stock outstanding as of March 31, 2002:

                                              Common Stock Beneficially Owned
                                       -----------------------------------------
                                           Amount               Percentage
                                       -----------------------------------------

         Brian MacDonald
                                       14,000,000 (1)              12.6%
         Peter Hamilton
                                       14,000,000 (1)              12.6%
         Kevin Birch
                                       14,000,000 (1)              12.6%
         Sherry Bullock
                                        4,000,000 (1)               3.6%
         Geno Villella
                                        4,000,000 (1)               3.6%
         Stephen Smith
                                        1,000,000 (2)               1.0%
         Dr. Michael Sidrow
                                        1,000,000 (2)               1.0%
         Robert King
                                        1,000,000 (2)               1.0%
                                      -----------               ------------

         All Officer and Directors
         as a Group                    53,000,000                  47.6%
                                      ===========               ============

         -------------------------------------------------
         (1) These shares are being held in escrow until satisfaction of certain performance goals established in connection with the purchase of International Technology Marketing. These people are entitled to vote the escrowed shares while being held in escrow.

         (2) Shares held in escrow with 500,000 shares to be released each on November 16, 2002 and November 16, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         IVP Technology's principal executive office is located at 2275 Lakeshore Blvd. West Suite 401, Toronto Ontario M8V 3Y3 Canada, which are also the premises occupied by Springboard Technology Solutions Inc. IVP Technology has an oral agreement which commenced January 1, 2002, with Springboard Technology Solutions, Inc., a corporation owned by Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, whereby IVP Technology is obligated to pay
Springboard approximately $30,000 per month for rent, utilities, network infrastructure, equipment leases and all office administrative services. Messrs. MacDonald and Hamilton are officers and directors of IVP Technology. Messrs. Birch and Villella and Ms. Bullock are officers of IVP Technology.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The following exhibits are filed as part of this Form 10-KSB:

EXHIBIT NO.     DESCRIPTION                                                LOCATION
--------------  --------------------------------------------------------   ------------------------------------------------

2.1             Agreement  and Plan of  Reorganization  dated March 21,    Incorporated  by  reference  to Exhibit  4.1 to
                2000  between  IVP  Technology  Corporation  and Erebus    the  Company's  Form 8-K12G3 filed on April 19,
                Corporation.                                               2000

3.1             Certificate of Amendment of Articles of Incorporation      Provided herewith

4.4             Description of Securities                                  Incorporated  by  reference  to Exhibit  4.4 to
                                                                           the Company's Form S-8 filed on July 23, 2001

10.4            Second  Amending  Agreement  to  Software  Distribution    Incorporated  by  reference  to Exhibit 10.4 to
                Agreement   dated  as  of  May  31,  2000  between  the    the  Company's  Form 10-QSB  filed on September
                Registrant and Orchestral Corporation                      24, 2000

10.5            Service Bureau  Arrangement  Agreement  dated September    Incorporated  by  reference  to Exhibit 10.5 to
                28, 2000 between the Registrant and E-RESPONSES.COM        the  Company's  Form  10-QSB  filed on November
                                                                           14, 2000

10.6            Stock  Purchase  Agreement  dated  September  17,  2001    Provided herewith
                among   the   Registrant,    International   Technology
                Marketing,   Inc.,  Brian  MacDonald,  Peter  Hamilton,
                Kevin Birch, Sherry Bullock, and Geno Villella

10.7            Agreement  dated May 15, 2000  between  the  Registrant    Provided herewith
                and Rainbow Investments International Limited

10.8            Employment  Agreement  dated  August 30,  2001  between    Provided herewith
                International  Technology Marketing,  Inc. and Brian J.
                MacDonald

10.9            Agreement   dated   February   12,  2002   between  the    Provided herewith
                Registrant and SmartFOCUS Limited

10.10           Warrant  Agreement  dated  May  15,  2000  between  the    Provided herewith
                Registrant   and  Rainbow   Investments   International
                Limited


EXHIBIT NO.     DESCRIPTION                                                LOCATION
--------------  --------------------------------------------------------   ------------------------------------------------

10.11           Convertible  Promissory Note dated May 2000 between the    Provided herewith
                Registrant   and  Rainbow   Investments   International
                Limited

10.12           Software  Distribution  Agreement  dated  December  28,    Provided herewith
                2001  between  the  Registrant   and  TIG   Acquisition
                Corporation

10.13           Loan  Agreement  dated  January  16,  2002  between the    Provided herewith
                Registrant and DCD Holdings Limited

10.14           Agreement  for  the  Provision  of  Marketing  Services    Provided herewith
                dated  January 18,  2002  between  the  Registrant  and
                Vanessa Land

10.15           Reserved

10.16           Employment  Agreement  dated  August 30,  2001  between    Provided herewith
                International  Technology  Marketing,   Inc.  and  Geno
                Villella

10.17           Employment  Agreement  dated  August 30,  2001  between    Provided herewith
                International  Technology  Marketing,  Inc.  and  Kevin
                Birch

10.18           Employment  Agreement  dated  August 30,  2001  between    Provided herewith
                International  Technology Marketing,  Inc. and Peter J.
                Hamilton

10.19           Employment  Agreement  dated  August 30,  2001  between    Provided herewith
                International  Technology  Marketing,  Inc.  and Sherry
                Bullock

10.20           Loan and Security  Agreement  dated July 30, 2001 among    Provided herewith
                the  Registrant,   Clarino  Investments   International
                Ltd., and Berra Holdings Ltd.

10.21           Consulting  and  Advisory  Extension   Agreement  dated    Incorporated  by  reference  to the  Exhibit to
                February  14,  2001  between the  Registrant  and Barry    the Company's Form 10-QSB filed on May 21, 2001
                Gross D/B/A Gross Capital Associates

10.22           Letter  Agreement  dated  June 28,  2001,  between  the    Incorporated  by  reference  to Exhibit  4.1 to
                Registrant and Andris Gravitis                             the Company's Form S-8 filed on July 23, 2001

10.23           Letter  Agreement  dated  June 28,  2001,  between  the    Incorporated  by  reference  to Exhibit  4.2 to
                Registrant and Thomas Chown.                               the Company's Form S-8 filed on July 23, 2001

10.24           Letter  Agreement  dated  May  30,  2001,  between  the    Incorporated  by  reference  to Exhibit  4.3 to
                Registrant and Ruffa & Ruffa,  P.C. for Modification of    the Company's Form S-8 filed on July 23, 2001
                Retainer Agreement


EXHIBIT NO.     DESCRIPTION                                                LOCATION
--------------  --------------------------------------------------------   ------------------------------------------------

10.25           Consulting  Agreement  dated  September 1, 2000 between    Incorporated  by  reference  to Exhibit 13.1 to
                the  Registrant  and Barry Gross  d/b/a  Gross  Capital    the Company's Form 10-KSB filed on July 5, 2001
                Associates

10.26           Consulting and Advisory  Agreement  dated September 25,    Incorporated  by  reference  to Exhibit 13.2 to
                2000  between  the  Registrant  and  Koplan  Consulting    the Company's Form 10-KSB filed on July 5, 2001
                Corporation

10.27           Warrant  Agreement  dated  April 3,  2002  between  the    Provided herewith
                Registrant and Cornell Capital Partners LP

10.28           Equity  Line of Credit  Agreement  dated  April 3, 2002    Provided herewith
                between the Registrant and Cornell Capital Partners LP

10.29           Registration  Rights  Agreement  dated  April  3,  2002    Provided herewith
                between the Registrant and Cornell Capital Partners, LP

10.30           Escrow   Agreement   dated  April  3,  2002  among  the    Provided herewith
                Registrant,   Cornell  Capital  Partners,   LP,  Butler
                Gonzalez, and First Union National Bank

10.31           Securities  Purchase  Agreement  dated  April  3,  2002    Provided herewith
                among the Registrant and the Buyers

10.32           Escrow   Agreement   dated  April  3,  2002  among  the    Provided herewith
                Registrant, the Buyers, and First Union National Bank

10.33           Debenture  Agreement  Dated  April 3, 2002  between the    Provided herewith
                Registrant and Cornell Capital Partners LP

10.34           Investor  Registration  Rights Agreement dated April 3,    Provided herewith
                2002 between the Registrant and the Investors

10.35           Placement  Agent  Agreement  dated  April 3, 2002 among    Provided herewith
                the  Registrant,  Westrock  Advisors,  Inc. and Cornell
                Capital Partners LP

10.36           Letter  Agreement  dated  February 20, 2002 between the    Provided herewith
                Registrant and Buford Industries Inc.

10.37           Letter  Confirmation  Agreement  dated  July  21,  2001    Provided herewith
                between the Registrant and Buford Industries Inc.





         (b) FORM 8-K. Below is a summary of the Form 8-K filings made by IVP Technology since October 1, 2001.

         On January 30, 2002, IVP Technology announced that it had entered into a Distribution Agreement with The Innovation Group to license on a non-exclusive basis the Classifier software product. IVP also announced that it had entered into an agreement with DCD Holdings Limited for a short term unsecured line of credit for 600,000 British pounds or approximately $865,000. The loan is due April 30, 2002 and accrues interest at the HSBC Bank base rate minus 5% if that figure is positive. Interest is payable monthly. After April 30, 2002, the interest rate will equal the HSBC base rate, plus 4%.

                  On February 20, 2002, IVP Technology announced that it had signed an agreement with Vanessa Land for marketing advisory services. IVP Technology also announced that it had signed a Distribution Agreement with SmartFocus to market the Viper software product in North America.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVP TECHNOLOGY CORPORATION


/s/ Brian MacDonald
----------------------
Brian MacDonald        President and Chief Executive Officer      April 15, 2002
                       (Principal Accounting Officer)


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                              TITLE                    DATE
-------------------------------------  -----------------------  ----------------

/s/ J. Stephen Smith                   Director                 April 15, 2002
--------------------------------
J. Stephen Smith


/s/ Peter Hamilton                     Director                 April 15, 2002
--------------------------------
Peter Hamilton

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)



CONTENTS


PAGE            F-1           INDEPENDENT AUDITORS' REPORT

PAGE            F-2           CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE            F-3           CONSOLIDATED  STATEMENTS  OF  OPERATIONS  FOR  THE
                              YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE
                              PERIOD  FROM   JANUARY  1,  1998   (INCEPTION   OF
                              DEVELOPMENT STAGE) TO DECEMBER 31, 2001

PAGE            F-4 - F-5     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                              DEFICIENCY  FOR THE  PERIOD  FROM  JANUARY 1, 1998
                              (INCEPTION OF  DEVELOPMENT  STAGE) TO DECEMBER 31,
                              2001

PAGE            F-6           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR THE
                              YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE
                              PERIOD  FROM   JANUARY  1,  1998   (INCEPTION   OF
                              DEVELOPMENT STAGE) TO DECEMBER 31, 2001

PAGES           F-7 - F-14    NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS AS OF
                              DECEMBER 31, 2001


          See accompanying notes to consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
IVP Technology Corporation
(A development stage company)

We have audited the accompanying consolidated balance sheet of IVP Technology Corporation and Subsidiaries (a development stage company) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years then ended and for the period from January 1, 1998 (inception of development stage) to December 31, 2001. These consolidated financial statements are the responsibility of IVP Technology's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IVP Technology Corporation and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years then ended and for the period from January 1, 1998 (inception of development stage) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that IVP Technology will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, IVP Technology's recurring losses during the development stage of $12,883,106, working capital deficiency of $4,334,448 and stockholders' deficiency of $862,165, raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Weinberg & Company, P.A.
WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 8, 2002

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
      --------------------------------------------------------------------



ASSETS
------


Current ASSETS
 Cash                                                         $            232
                                                                 ---------------
      Total Current Assets                                                 232
                                                                 ---------------


OTHER ASSETS
 Miscellaneous receivable                                                  872
 Deferred licensing fee, net of amortization                         3,600,431
                                                                 ---------------
      Total Other Assets                                             3,601,303
                                                                 ---------------

TOTAL ASSETS                                                  $      3,601,535
                                                                 ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                     $        479,571
 Accounts payable - license agreement                                3,620,268
 Note payable                                                          200,000
 Interest payable                                                       34,841
                                                                 ---------------
      Total Current Liabilities                                      4,334,680
                                                                 ---------------
NOTE PAYABLE - LONG-TERM                                               129,020
                                                                 ---------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 50,000,000
   shares authorized, none issued and outstanding                            -
 Common stock, $.001 par value 150,000,000 shares
  authorized, 48,752,848 issued and outstanding                         48,753
 Common stock to be issued                                              50,000
 Additional paid-in capital                                         13,238,354
 Accumulated deficit (accumulated in development
  stage $12,883,106 in 2001)                                       (13,859,272)
                                                                 ---------------
                                                                      (522,165)
 Less deferred compensation and licensing fee                         (340,000)
                                                                 ---------------


          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
      --------------------------------------------------------------------


TOTAL STOCKHOLDERS' DEFICIENCY                                        (862,165)
                                                                 ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $      3,601,535
----------------------------------------------


          See accompanying notes to consolidated financial statements.

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                --------------------------------------------------------------------


                                                                  For the Year                               Cumulative from
                                                                     Ended              For the Year         January 1, 1998
                                                                  December 31,             Ended              (Inception) to
                                                                      2001           December 31, 2000      December 31, 2001
                                                                -----------------    ------------------     ------------------

REVENUE                                                      $           67,358     $          40,002    $           107,360
                                                                -----------------      ----------------     ------------------

OPERATING EXPENSES
 Amortization                                                            19,837               114,000                239,837
 Interest                                                                22,341                12,501                 62,303
 Legal and accounting                                                   125,715               215,569                551,964
 Management fees                                                           -                  308,841                758,841
 Development and licensing fees and software support                    723,527               355,109                655,414
 Consulting fees                                                        387,086             1,637,279              5,421,351
 Other                                                                     -                  162,312                568,586
                                                                -----------------      ----------------     ------------------
     Total Operating Expenses                                          1,278,506            2,805,611              8,258,296
                                                                -----------------      ----------------     ------------------

LOSS FROM OPERATIONS                                                 (1,211,148)           (2,765,609)            (8,150,936)

OTHER EXPENSE
 Write-off of goodwill and other costs                                     -                     -                (4,000,000)
                                                                -----------------      ----------------     ------------------

LOSS BEFORE EXTRAORDINARY ITEM                                       (1,211,148)           (2,765,609)           (12,150,936)
                                                                -----------------      ----------------     ------------------

Extraordinary item
 Loss on extinguishment of debt                                            -                     -                  (732,170)
                                                                -----------------      ----------------     ------------------

NET LOSS                                                     $       (1,211,148)    $      (2,765,609)   $       (12,883,106)
--------
                                                                =================      ================     ==================

LOSS PER SHARE                                               $            (0.03)    $           (0.08)   $             (0.48)
                                                                =================      ================     ==================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING COMMON SHARES                 44,855,321            33,449,427             26,975,568
                                                                =================      ================     ==================



                                    See accompanying notes to consolidated financial statements.

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2001
                                --------------------------------------------------------------------


                                                                  Additional
                                         Common Stock              Paid-In          Accumulated      Subscription
                                    Shares          Amount         Capital            Deficit         Receivable
                                  ------------     ----------    -------------     --------------    --------------
Balance, December 31, 1997         5,990,848    $     5,991   $    4,407,725    $      (976,166)  $          -

Stock issued for cash and
  subscriptions                    8,363,000          8,363          390,247               -             (359,000)
Stock issued for services          2,000,000          2,000        2,998,000               -                 -
Net loss 1998                           -              -                -            (7,086,094)             -
                                  ------------     ----------    -------------     --------------    --------------

Balance, December 31, 1998        16,353,848         16,354        7,795,972         (8,062,260)         (359,000)

Stock issued for cash              3,650,000          3,650          189,360               -             (136,350)
Cash collected                          -              -                -                  -              359,000
Stock issued for services            200,000            200            9,800               -                 -
Stock issued for debt              5,787,000          5,787        1,209,483               -                 -
Stock issued for license           1,500,000          1,500          218,500               -                 -
Net loss 1999                           -              -                -            (1,820,255)             -
                                  ------------     ----------    -------------     --------------    --------------

Balance, December 31, 1999        27,490,848         27,491        9,423,115         (9,882,515)         (136,350)

Stock issued for cash and
  offering costs                   8,000,000          8,000          667,000               -                 -
Cash collected                          -              -                -                  -              136,350
Stock issued for services          2,670,000          2,670        1,611,991               -                 -
Stock issued for shell
 corporation                         350,000            350             (350)              -                 -
Stock issued for debt                600,000            600          449,400               -                 -
Stock to be issued                      -              -                -                  -                 -
Stock issued for licensing
fee                                     -              -                -                  -                 -
Net loss, 2000                          -              -                -            (2,765,609)             -
                                  ------------     ----------    -------------     --------------    --------------

Balance, December 31, 2000        39,110,848    $    39,111   $   12,151,156    $   (12,648,124)  $          -

Stock issued for services          9,512,000          9,512          883,488               -                 -
Stock issued                       1,000,000          1,000          719,000               -                 -
Stock rescission                    (870,000)          (870)        (515,290)              -                 -
Deferred cost recognized                -              -                -                  -                 -
Stock to be issued for
 services                               -              -                -                  -                 -

Net loss, 2001                          -              -                -            (1,211,148)             -
                                  ------------     ----------    -------------     --------------    --------------

BALANCE,
DECEMBER 31, 2001                 48,752,848    $    48,753   $   13,238,354    $   (13,859,272)  $          -
                                  ============     ==========    =============     ==============    ==============

                                          IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                FOR THE PERIOD FROM JANUARY 1, 1998 (INCEPTION) TO DECEMBER 31, 2001
                                --------------------------------------------------------------------

                                                                            Deferred
                                       Common Stock To Be Issued          Compensation
                                        Shares            Amount          and Services          Total
                                     --------------    -------------    -----------------    -------------

Balance, December 31, 1997                   -      $         -      $             -      $    3,437,550

Stock issued for cash and
  subscriptions                              -                -                    -              39,610
Stock issued for services                    -                -                    -           3,000,000
Net loss 1998                                -                -                    -          (7,086,094)
                                     --------------    -------------    -----------------    -------------

Balance, December 31, 1998                   -                -                    -            (608,934)

Stock issued for cash                        -                -                    -              56,660
Cash collected                               -                -                    -             359,000
Stock issued for services                    -                -                    -              10,000
Stock issued for debt                        -                -                    -           1,215,270
Stock issued for license                     -                -                    -             220,000
Net loss 1999                                -                -                    -          (1,820,255)
                                     --------------    -------------    -----------------    -------------

Balance, December 31, 1999                   -                -                    -            (568,259)

Stock issued for cash and
  offering costs                             -                -                    -             675,000
Cash collected                               -                -                    -             136,350
Stock issued for services                                                      (316,286)       1,298,375
Stock issued for shell
 corporation                                 -                -                    -                -
Stock issued for debt                                                              -             450,000
Stock to be issued                      1,000,000          720,000                               720,000
Stock issued for licensing
fee                                                                            (580,000)        (580,000)
Net loss, 2000                               -                -                    -          (2,765,609)
                                     --------------    -------------    -----------------    -------------

Balance, December 31, 2000              1,000,000   $      720,000   $         (896,286)  $     (634,143)

Stock issued for services                    -                -                    -             893,000
Stock issued                           (1,000,000)        (720,000)                -                -
Stock rescission                             -                -                    -            (516,160)
Deferred cost recognized                     -                -                 556,286          556,286
Stock to be issued for
 services                               1,000,000           50,000                 -              50,000
                                                                                   -                -
Net loss, 2001                               -                -                    -          (1,211,148)
                                     --------------    -------------    -----------------    -------------

BALANCE,
DECEMBER 31, 2001                       1,000,000   $       50,000             (340,000)  $     (862,165)
                                     ==============    =============    =================    =============

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Year Ended         Year Ended    Cumulative From
                                                                                                                   January 1, 1998
                                                                                 December 31,       December 31,    (Inception) To
                                                                                     2001               2000       December 31, 2001
                                                                                ----------------   --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $  (1,211,148)    $  (2,765,609)    $  (12,883,106)
 Adjustments to reconcile net loss to net cash used in  operating activities:
    Loss on extinguishment of debt                                                      -                 -               732,170
    Write-off of goodwill and other costs                                               -                 -             4,000,000
    Stock issued for services                                                        743,126         1,298,375          5,051,501
    Stock issued for licensing fee                                                   240,000           140,000            380,000
    Amortization                                                                      19,837           114,000            239,837
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                6,452            (6,452)              -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                             49,181           196,977            408,442
    Management fees payable                                                             -                 -               450,000
    Interest payable                                                                  22,340            12,501             34,841
                                                                                  ------------     -------------   ----------------
         Net Cash Used In Operating Activities                                      (130,212)       (1,010,208)        (1,586,315)
                                                                                  ------------     -------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Minority interest                                                                      -                 -                   400
 Other                                                                                  -                 -                   400
                                                                                  ------------     -------------   ----------------
         Net Cash Provided By Investing Activities                                      -                 -                   800
                                                                                  ------------     -------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of subscriptions                           -              811,351          1,235,321
 Proceeds from loans and notes                                                       129,020           200,000            343,355
 Proceeds from stockholders                                                             -                 -                 6,618
                                                                                  ------------     -------------   ----------------
         Net Cash Provided By Financing Activities                                   129,020         1,011,351          1,585,294
                                                                                  ------------     -------------   ----------------


NET INCREASE (DECREASE) IN CASH                                                       (1,192)            1,143               (221)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,424               281                453
                                                                                  ------------     -------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $         232     $       1,424     $          232
------------------------------------------
                                                                                  ============     =============   ================

SUPPLEMENTAL DISCLOSURE OF NON - CASH FINANCING ACTIVITIES:

Acquisition of license agreement for short-term payable                        $   3,620,268     $        -        $    3,620,268
                                                                                  ============     =============   ================

Issuance of 600,000 shares of common stock to settle management fee payable    $        -        $     450,000     $      450,000


          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001



NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

       (A) ORGANIZATION
       ----------------

       Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). IVP Technology was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, IVP Technology was involved with various unsuccessful activities relating to the sale of technology products and then became inactive in 1997. IVP Technology began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses (SEE NOTE
       6).

       (B) ACQUISITION
       ---------------

       Effective March 2000, IVP Technology acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of IVP Technology's common stock and paid $200,000 of consulting expenses in connection with the acquisition. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, IVP Technology elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of IVP Technology with the par value of the common stock charged to additional-paid-in capital.

       (C) BASIS OF PRESENTATION
       -------------------------

       IVP Technology maintains its original records in United States dollars. The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

       (D) PRINCIPLES OF CONSOLIDATION
       -------------------------------

       The consolidated financial statements include the accounts of IVP Technology and its inactive subsidiaries, Lanvoice Corporation and Erebus Corporation. All significant inter-company transactions and balances have been eliminated.

       (E) FOREIGN CURRENCY TRANSACTIONS
       ---------------------------------

       Transactions conducted in Canadian dollars have been translated into United States dollars using the average exchange rate for the month in which the transactions occurred. Gains or losses are recognized in the statement of operations.

       (F) USE OF ESTIMATES
       --------------------

       In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (G) CASH AND CASH EQUIVALENTS
       -----------------------------

       For purposes of the cash flow statements, IVP Technology considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001


       (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

       The carrying amounts of IVP Technology's accounts receivable, accounts payable and accrued liabilities, and note and interest payable thereon approximates fair value due to the relatively short period to maturity for these instruments.

       (I) INCOME TAXES
       ----------------

       IVP Technology accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (J) CONCENTRATION OF CREDIT RISK
       --------------------------------

       IVP Technology maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. IVP Technology has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

       (L) BUSINESS SEGMENTS
       ---------------------

       IVP Technology applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". IVP Technology operates in one segment and therefore segment information is not presented.

       (M) REVENUE RECOGNITION
       -----------------------

       IVP Technology records revenue associated with the sale of software licenses on a pro-rata basis over the license term.

       (N) NEW ACCOUNTING PRONOUNCEMENTS
       ---------------------------------

       The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

       requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

       Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

       Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       The adoption of these pronouncements will not have a material effect on IVP Technology's financial position or results of operations.

NOTE 2 MANAGEMENT FEES PAYABLE
------ -----------------------

       During 2000, IVP Technology settled disputes with three former directors relating to services performed through December 31, 1999 by issuing 600,000 common shares valued at $450,000. The stock was valued at its quoted trading price on the settlement date and the resulting management fees had been expensed and accrued through December 31, 1999.

NOTE 3 NOTES PAYABLE
------ -------------

       (A) NOTE PAYABLE - SHORT-TERM
       -----------------------------

       IVP Technology has a convertible note payable with Rainbow Investments International Limited ("RII") for $200,000 which is outstanding at December 31, 2001. The note bears interest at 10% per annum and was due May 2001. As of December 31, 2001, accrued interest on the note amounted to $34,841. The debt and accrued interest is convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, IVP Technology received notice from RII of their intent to convert the note and accrued interest to common stock. IVP Technology intends to convert such note payable, however, as of December 31, 2001 the conversion has not taken place.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

       (B) NOTE PAYABLE - LONG-TERM
       ----------------------------

       On July 30, 2001, IVP Technology entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of December 31, 2001, IVP Technology has borrowed $129,020. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd.

NOTE 4 EQUITY
---- --------

       During 1998 IVP Technology issued 8,363,000 common shares for cash of $39,610 and a related subscription receivable of $359,000 which was satisfied in 1999 with cash of $327,700 and an offset of $31,300 to due to stockholder.

       During 1998 IVP Technology issued 2,000,000 common shares for past services. For financial reporting purposes, the stock was valued at its quoted trading price on the grant date resulting in an aggregate consulting expense of $3,000,000 recorded in 1998.

       During 1999 IVP Technology issued 3,650,000 common shares for cash of $56,660 and a related subscription receivable of $136,350 which was collected in March 2000.

       During 1999 IVP Technology issued 200,000 common shares for services. For financial reporting purposes the stock was valued at its quoted trading price on the grant dates resulting in expense of $10,000.

       During 1999 IVP Technology issued 5,787,000 common shares valued at $1,215,270 in exchange for $483,100 of debt, customer deposits and accounts payable to unrelated parties. For financial reporting purposes the stock was valued at its quoted trading price on the settlement date. IVP Technology recognized a $732,170 loss on extinguishment.

       During 1999 IVP Technology issued 1,500,000 common shares for the extension of a licensing agreement. For financial statement purposes the stock was valued at its quoted trading price.

       During 2000, IVP Technology issued 4,500,000 common shares for cash of $675,000 and 3,500,000 common shares for costs in connection with the offering, which were valued at $350,000. The value of the 3,500,000 shares of common stock is a direct offering cost and accordingly has been charged to equity in 2000 (SEE NOTE 6(B)).

       During 2000, 2,670,000 common shares were issued for services in the amount of $1,614,661. These shares were valued at the quoted trading price on the grant date. Deferred compensation in the amount of $316,286 was recorded during the year for unearned consulting services.

       In March 2000, IVP Technology acquired all the outstanding shares of common stock of Erebus Corporation from the stockholders thereof in exchange for an aggregate of 350,000 shares of IVP Technology's common stock at par value (SEE NOTE 1(B)).

       During 2000, IVP Technology issued 600,000 common shares valued at its quoted trading price. The stock was issued for payment of debt (SEE NOTE
       2).

       In May 2000, IVP Technology amended and extended its software distribution agreement. The agreement was extended to May 31, 2003 and the territory expanded to Switzerland. In consideration of the above IVP Technology issued 1,000,000 common shares in August 2001 and increased the royalty fee from 5% to 7.5%. The shares were valued at $0.72 based upon the closing pricing at May 31, 2000. The $720,000 was originally recorded as common stock to be issued in the equity section of the balance sheet at December 31, 2000 and the cost of the agreement is being amortized over the remaining term of the agreement (SEE NOTE 8(A)).

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

       As of December 31, 2000, IVP Technology recognized $140,000 as licensing fee expense and recorded $580,000 for unearned licensing fee. The balance is deferred licensing fee and will be amortized on a pro-rata basis over the remaining life of the agreement.

       During 2001, IVP Technology issued 9,512,000 common shares for services valued at the quoted trading price at the time of issuance. The total value of such issuances amounted to $893,000. IVP Technology also incurred and recorded $50,000 of expenses for services rendered in 2001 for which it will issue 1,000,000 shares in 2002.

       During 2001, IVP Technology rescinded 870,000 shares previously issued to consultants for non-performance of services. Such shares were valued at the original issued value that reflected market prices at the time of issuance.

NOTE 5 INCOME TAXES
------ ------------

       Income tax expense (benefit) for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                                     2001                   2000
                                                                            ------------------     ------------------
       Current:
         Federal                                                               $       -          $           -
         State                                                                         -                      -
         Deferred-Federal and State                                                    -                      -
                                                                            ------------------     ------------------
       Income tax expense (benefit)                                            $       -          $           -
                                                                            ==================     ==================


       IVP Technology's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000, as follows:

                                                                                     2001                   2000
                                                                            ------------------     ------------------

       U.S. Federal income tax provision (benefit)                             $   (411,800)      $       (940,300)
       Effect of net operating loss carryforward                                    411,800                940,300
                                                                            ------------------     ------------------

                                                                               $       -          $           -
                                                                            ==================     ==================

       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                     2001                   2000
                                                                            ------------------     ------------------
       Deferred tax assets:
       Net operating loss carryforward                                         $4,712,200         $    4,300,400
                                                                                                   ------------------
                                                                            ------------------
           Total gross deferred tax assets                                      4,712,200              4,300,400
         Less valuation allowance                                               4,712,200              4,300,400
                                                                            ------------------     ------------------
         Net deferred tax assets                                               $       -          $           -
                                                                            ==================     ==================

       At December 31, 2001, IVP Technology had net operating loss carryforwards of approximately $13,859,300, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2021.

       The valuation allowance at January 1, 2001 was approximately $4,300,400. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of approximately $411,800.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001



NOTE 6 AGREEMENTS
------ ----------

       (A) SOFTWARE DISTRIBUTION AGREEMENTS
       ------------------------------------

       On March 30, 1999, IVP Technology entered into a software distributing agreement, granting IVP Technology an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendments and extensions.) The significant terms and conditions governing the agreement are as follows:

         >>    Payment by IVP Technology of $50,000 in development funds.

         >> Issuance of 500,000 in common shares of IVP Technology to the owners and developers of the software upon its delivery, which was in October 1999.

         >> IVP Technology is to pay royalties at 20% on the first $500,000 of sales. Between $500,000 and $1,000,000 IVP Technology will pay 12.5% on sales and 5% on sales over $1,000,000.

       The agreement has a term of fourteen (14) months and could be terminated on six-month notice by either party. It can be extended on a year to year basis, provided the gross annual sales exceed $1,000,000 and all other terms are observed by the parties.

       In September 1999, for a consideration of IVP Technology's issuance of an additional 1,000,000 common shares, the agreement was amended to include the European Economic Community in its distribution territory and payment of $4,200 per month for software support and services. The 1,500,000 common shares were issued in 1999 and were valued on the agreement and amendment dates based on the quoted trading price. The resulting $220,000 value was presented as license fees, net of $106,000 accumulated amortization, as of December 31, 1999. During the year ended December 31, 2000, the remaining license fees of $114,000 have been charged to operations as amortization expense. The license fees are amortized over the contract life.

       In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required IVP Technology to issue 1,000,000 common shares (SEE NOTE 4) and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services or to develop its own technical support and internal marketing group. In connection with the issuance of the common shares, IVP Technology may be obligated to absorb costs relating to the registration of those shares. As of the date of these financial statements, the cost to register those shares has not been determined. In addition, IVP Technology is required to secure a minimum of twelve (12) purchases of the software product prior to the expiration of the twelve-month period ending June 1, 2002. In the event that the minimum sales requirement is not met, IVP Technology is required to compensate the licensor for unearned royalties at the rate of $3,750 per unrealized sale up to the maximum of twelve (12) or $45,000 and issue 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 has been changed from 5% to 7.5%.

       (B) CONSULTING AGREEMENTS
       -------------------------

       On November 1, 1999, IVP Technology entered into a consulting agreement whereby the consultant agreed to assist IVP Technology in raising stipulated minimum equity capital and perform other consulting services. Payment of 3,500,000 common shares has been placed in escrow and the issuance was contingent on raising the equity capital. In accordance with generally accepted accounting principles, the escrowed shares were not considered outstanding until released and therefore no value had been assigned to them. In 2000 these shares were released and were valued at the quoted trading price on the contract date and charged to equity as an offering cost (SEE NOTE 4).

       On March 17, 2000, IVP Technology entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (SEE NOTE 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by IVP Technology to the former stockholder shall be

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

       increased or decreased based upon the average closing price of IVP Technology's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 cents per share. IVP Technology is obligated to issue an additional 3,012,475 common shares to the consultant. As of the date of this report, IVP Technology has not received a request for the additional shares.

       (C) LICENSING AGREEMENT
       -----------------------

       On December 28, 2001, IVP Technology entered into a two-year licensing agreement to distribute software, which is used in the insurance industry. The company received a non-exclusive right to sell such software to clients in North America, Mexico, Canada, and their overseas territories. The cost of such agreement was (pound)2,500,000 (U.S. $3,620,268) and is being amortized over the two-year period. Amortization for 2001 was $19,837.

NOTE 7 GOING CONCERN
------ -------------

       As reflected in the accompanying financial statements, IVP Technology's recurring losses during the development stage of $12,883,106, and its working capital deficiency of $4,334,680 and stockholders' deficiency of $862,165, raise substantial doubt about its ability to continue as a going concern. The ability of IVP Technology to continue as a going concern is dependent on IVP Technology's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if IVP Technology is unable to continue as a going concern.

       IVP  Technology has entered into a software  distribution  agreement (SEE
       NOTE 6(A)) and a licensing agreement (SEE NOTE 6(C),) has raised equity capital and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for IVP Technology to continue as a going concern.

NOTE 8 SUBSEQUENT EVENTS
------ -----------------

       (A) STOCK PURCHASE AGREEMENT
       ----------------------------

       On September 17, 2001, IVP Technology entered into a stock purchase agreement to acquire 100% of the outstanding stock of International Technology Marketing, Inc. ("International Technology Marketing"). The agreement calls for IVP Technology to issue 50,000,000 shares, which will be held in escrow subject to IVP Technology reaching certain sales milestones. The agreement also calls for IVP Technology to reimburse the shareholders of International Technology Marketing in their efforts to meet the sales milestones.


       The sales milestones reached after the closing are as follows:

         >> Upon achieving revenues of $500,000 the escrow agent will release 10,000,000 shares.

         >> Upon achieving an additional $500,000 of revenues the escrow agent will release another 10,000,000 shares.

         >> Upon achieving $2,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         >> Upon achieving $6,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         >> Upon reaching $16,200,000 in cumulative revenues the final 10,000,000 shares will be released.

       As of December 31, 2001, IVP Technology has not closed the escrow agreement nor issued the shares.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

       (B) LOAN AGREEMENT
       ------------------

       On February 16, 2002, IVP Technology entered into a short-term loan agreement that calls for repayment on April 30, 2002. The loan was for (pound)600,000 (US $864,180) and carries a rate of 4% above HSBC Bank base rate. Interest is payable monthly.

       (C) MARKETING AGREEMENT
       -----------------------

       On January 18, 2002, IVP Technology entered into a marketing agreement with a consultant who will provide marketing services for IVP Technology in Europe for one year. IVP Technology will issue 5,000,000 shares within 60 days of the contract date.