Form 10QSB
period 2002-03-31
IVP TECHNOLOGY CORP
filed 2002-05-20
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                  ---------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                           IVP TECHNOLOGY CORPORATION

        (Exact name of small business issuer as specified in its charter)


                   Nevada                            65-6998896
      -------------------------------      ----------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

      2275 Lakeshore Blvd West, Suite 401, Toronto, Ontario M8V 3Y3 Canada
                    (Address of principal executive offices)

                                 (416) 255-7578
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 114,776,975 shares of common stock, $.001 par value, were outstanding on May 1, 2002

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

Consolidated Statement of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL MATTERS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2002

                                                    March 31,     December
                                                      2002        31, 2001
                                                   (Unaudited)   (Audited)
                                                   ------------ -------------
ASSETS
------
CURRENT ASSETS

Cash                                           $        22,268 $        232
                                                   ------------ -------------

   Total Current Assets                                 22,268          232
                                                   ------------ -------------
OTHER ASSETS

Miscellaneous receivable                                   872          872

Deferred licensing fee, net of amortization          3,147,897    3,600,431
                                                   ------------ -------------

   Total Other Assets                                3,148,769    3,601,303
                                                   ------------ -------------
TOTAL ASSETS                                   $     3,171,037 $  3,601,535
                                                   ============ =============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES

Accounts payable and accrued liabilities       $        57,201 $    479,571

Accounts payable - license agreement                 3,261,918    3,620,268

Notes payable                                        1,056,334      200,000

Interest payable                                        41,750       34,841
                                                   ------------ -------------
   Total Current Liabilities                         4,417,203    4,334,680
                                                   ------------ -------------
NOTE PAYABLE - LONG-TERM                               129,020      129,020
                                                   ------------ -------------

STOCKHOLDERS' DEFICIENCY

Preferred stock, $.001 par value, 50,000,000                 -            -
shares authorized, none
  issued and outstanding

Common stock, $.001 par value 150,000,000
shares authorized,
  53,278,448 and 48,752,848 shares issued and
outstanding, respectively                               53,278       48,753

Common stock to be issued                                2,500       50,000

Additional paid-in capital                          13,466,608   13,238,354
Accumulated deficit (accumulated in
development stage $12,883,106 in 2001)             (14,617,572) (13,859,272)
                                                   ------------ -------------

                                                   (1,095,186)     (522,165)

Less deferred compensation and licensing fee         (280,000)     (340,000)
                                                   ------------ -------------

TOTAL STOCKHOLDERS' DEFICIENCY                     (1,375,186)     (862,165)
                                                   ------------ -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY $    3,171,037  $  3,601,535
----------------------------------------------     ============ =============



                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                        (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Three       For the Three          Cumulative From
                                           Months Ended       Months Ended      January 1, 1998 (inception)
                                          March 31, 2002      March 31, 2001         to March 31, 2002
                                         -----------------   ----------------   ---------------------------

REVENUE                                   $              --   $         27,060        $       107,360
                                           -----------------   ----------------       ---------------
EXPENSES

  Amortization                                      512,534                 --                752,371

  Interest                                               --                 --                 62,303

  Legal and accounting                               46,097              4,000                598,061

  Infrastructure                                    112,794              2,756                112,794

  Management fees                                    36,956              3,500                795,797

  Development and licensing fees                     16,234             12,600                671,648

  Consulting fees                                    19,000            366,463              5,440,351

  Travel & Entertainment                              4,386             17,923                  4,386

  Other                                             (1,628)                119                566,958
                                           -----------------   ----------------       ---------------
TOTAL OPERATING EXPENSES                            746,373            407,361              9,004,669
                                           -----------------   ----------------       ---------------


LOSS FROM OPERATIONS                              (746,373)          (380,301)             (8,897,309)
                                           -----------------   ----------------       ---------------
OTHER EXPENSE

  Write-off of goodwill and other costs                  -                   -             (4,000,000)
  Interest expense                                 (11,927)                  -                (11,927)
                                           -----------------   ---------------        ----------------

LOSS BEFORE EXTRAORDINARY ITEM                    (758,300)          (380,301)            (12,909,236)

EXTRAORDINARY ITEM
  Loss on extinguishment of debt                         -                  -                (732,170)
                                           -----------------   ----------------       ---------------

NET LOSS                                  $       (758,300)    $     (380,301)        $   (13,641,406)
                                           -----------------   ----------------       ---------------

LOSS PER SHARE                            $          (0.02)    $        (0.01)        $         (0.59)
                                           =================   ================       ================
WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING COMMON SHARES                     49,055,055         33,449,427              23,042,356
                                           =================   ================       ================


                 See Accompany Notes To Financial Statements

                                       4

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended               Cumulative From
                                                     March 31,         March 31,       January 1, 1998 (inception)
                                                      2002              2001                to March 31, 2002
                                                   -------------     -------------     ---------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                         $   (758,300)     $   (380,301)     $(13,641,406)

 Adjustments to reconcile net loss to net cash used in operating activities:

 Loss on extinguishment of debt                                                            732,170

 Write off of goodwill and other costs                                                   4,000,000

   Stock issued for services                           232,779           323,715         5,284,280

   Stock issued for licensing fee                                                          380,000

   Amortization                                        512,534                 -           752,371

 Changes in operating assets and liabilities:
 (Increase) decrease in:

   Accounts receivable                                       -              (220)                -
   Increase (decrease) in:

   Accounts payable and accrued expenses              (422,370)           62,635           (13,928)

   Management fee payable                             (405,850)                -            44,150

   Interest payable                                      6,909                 -            41,750
                                                 -------------     -------------     -------------
      Net Cash Used In Operating Activities           (834,298)            5,829       (2,420,613)
                                                 -------------     -------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Minority interest                                           -                 -               400
 Other                                                       -                 -               400
                                                 -------------     -------------     -------------
      Net Cash Provided By Investing
      Activities                                             -                 -               800
                                                 -------------     -------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock, net
 of subscriptions                                            -                 -         1,235,321

 Proceeds from loans and notes                         856,334                 -         1,199,689

 Proceeds from stockholders                                  -                 -             6,618
                                                 -------------     -------------     -------------
      Net Cash Provided By Financing Activities        856,334                 -         2,441,628
                                                 -------------     -------------     -------------


 NET INCREASE (DECREASE) IN CASH                        22,036             5,829            21,815

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                    232             1,424               453
                                                 -------------     -------------     -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $     22,268      $      7,253            22,268
--------------------------------------------     =============     =============     =============
 SUPPLEMENTAL DISCLOSURE OF

    NON-CASH FINANCING ACTIVITIES:

 Issuance of 600,000 shares of common stock
  to settle management fee payable                $          -      $    450,000      $    450,000
                                                 =============     =============     =============

                See Accompanying Notes To Financial Statements

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) ORGANIZATION
         ----------------

         Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario,
         Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses (See Note 5).

         (B) ACQUISITION
         ---------------

         Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

         The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities, and note and interest payable thereon approximates fair value due to the relatively short period to maturity for these instruments.

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

        (K) LOSS PER SHARE
        ------------------

         Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at December 31, 2001 and March 31, 2002.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


         period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and Other Intangible Assets" supersedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized, as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned at the date of the business combination.

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

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.



NOTE 2   NOTES PAYABLE
-----    -------------

         (A) NOTES PAYABLE - SHORT-TERM
         ------------------------------

         The Company has a convertible note payable with Rainbow Investments International Limited ("RII") for $200,000 which is outstanding at March 31, 2002 and December 31, 2001. The note bears interest at 10% per annum and was due May 2001. As of December 31, 2001, accrued interest on the note amounted to $34,841. The debt and accrued interest is convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from RII of their intent to convert the note and accrued interest to common stock. The Company intends to convert such note payable; however, as of March 31, 2002 the conversion has not taken place.

         DCD HOLDINGS, LTD. NOTE PAYABLE
         -------------------------------

         On February 16, 2002, the Company entered into a short-term loan agreement for (pound)600,000 (US $856,334) with DCD Holdings, Ltd. that calls for repayment on April 30, 2002. The loan carries an interest rate of 4% above HSBC Bank base rate. Interest is payable monthly. On May 1, 2002, the Company agreed to repay this loan via the issuance of 4,000,000 shares of its restricted common stock at $.19 per share.

         (B) NOTES PAYABLE - LONG-TERM
         -----------------------------

         On July 30, 2001, the Company entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of March 31, 2002 and December 31, 2001 the Company has borrowed $129,020. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd.


NOTE 3   STOCKHOLDERS' DEFICIENCY
------   ------------------------

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

         During 1999 the Company issued 5,787,000 common shares valued at $1,215,270 in exchange for $483,100 of debt, customer deposits and accounts payable to unrelated parties. For financial reporting purposes the stock was valued at its quoted trading price on the settlement date. The Company recognized a $732,170 loss on extinguishment.

         During 1999 the Company issued 1,500,000 common shares for the extension of a licensing agreement. For financial statement purposes the stock was valued at its quoted trading price.

         During 2000, the Company issued 4,500,000 common shares for cash of $675,000 and 3,500,000 common shares for costs in connection with the offering, which were valued at $350,000. The value of the 3,500,000 shares of common stock is a direct offering cost and accordingly has been charged to equity in 2000.

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

         During 2000, the Company issued 600,000 common shares valued at its quoted trading price. The stock was issued for payment of debt.

         In May 2000, the Company amended and extended its software distribution agreement. The agreement was extended to May 31, 2003 and the territory expanded to Switzerland. In consideration of the above the Company issued 1,000,000 common shares in August 2001 and increased the royalty fee from 5% to 7.5%. The shares were valued at $0.72 based upon the closing pricing at May 31, 2000. The $720,000 was originally recorded as common stock to be issued in the equity section of the balance sheet at December 31, 2000 and the cost of the agreement is being amortized over the remaining term of the agreement.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


         As of December 31, 2000, the Company recognized $140,000 as licensing fee expense and recorded $580,000 for unearned licensing fee. The balance is deferred licensing fee and will be amortized on a pro-rata basis over the remaining life of the agreement.

         During 2001, the Company issued 9,512,000 common shares for services valued at the quoted trading price at the time of issuance. The total value of such issuances amounted to $893,000. The Company also incurred and recorded $50,000 of expenses for services rendered in 2001 for which it will issue 1,000,000 shares in 2002.

         During 2001, the Company rescinded 870,000 shares previously issued to consultants for non-performance of services. Such shares were valued at the original issued value which reflected market prices at the time of issuance.

         During the three months ended March 31, 2002, the Company issued 50,000,000 shares of its restricted common stock to Messrs. MacDonald, Hamilton, Birch, Villella and Bullock in accordance with the Stock Purchase Agreement dated as of September 17, 2001 with International Technology Marketing. All shares are held in safekeeping pending completion of the escrow agreement.

         During the three months ended March 31, 2002, the Company issued 4,525,600 shares of its restricted common stock valued at $232,780 to various professionals and consultants for services rendered.

         During the three months ended March 31, 2002, the Company issued 1,000,000 shares each to Messrs. Smith, Sidrow and King for services as directors for the two year period 2001-2003. The 3,000,000 shares are held in escrow. Subsequent to the quarter ended March 31, 2002, Messrs. Sidrow and King resigned from the board of directors for personal reasons and as a result, their entitlement to shares terminated. The shares have been rescinded.

NOTE 4   INCOME TAXES
------   ------------

         Income tax expense (benefit) for the three-month periods ended March 31, 2002 and 2001 is summarized as follows:

                                                         2002            2001
                                                    ------------   -------------
     Current:
       Federal                                        $    -      $       -
       State                                               -              -
       Deferred-Federal and State                          -              -
                                                    ------------   -------------
     Income tax expense (benefit)                     $    -      $       -
                                                    ============   =============


     The Company's tax expense differs from the "expected" tax expense for the three-month periods ended March 31, 2002 and 2001 as follows:

                                                         2002            2001
                                                    ------------   -------------

     U.S. Federal income tax provision
       (benefit)                                      $(237,422)  $   (129,302)
     Effect of net operating loss carryforward          237,422        129,302
                                                    ------------   -------------

                                                      $    -      $       -
                                                    ============   =============


     At March 31, 2002 the Company had net operating loss carryforwards of approximately $14,557,600, for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2021.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


NOTE 5   AGREEMENTS
------   -------------

         (A) SOFTWARE DISTRIBUTION AGREEMENTS
         ------------------------------------

         On March 30, 1999, the Company entered into a software distributing agreement granting the Company an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendments and extensions.) The significant terms and conditions governing the agreement are as follows:

      >> Payment by the Company of $50,000 in development  funds.

      >> Issuance of 500,000 in common shares of the Company to the owners and developers of the software upon its delivery, which was in October 1999.

      >> Royalty payments of 20% on the first $500,000 of sales, 12.5% on sales between $500,000 and $1,000,000 and 5% on sales over $1,000,000.

         The agreement has a term of fourteen (14) months and could be terminated on six-month notice by either party. It can be extended on a year-to-year basis, provided the gross annual sales exceed $1,000,000 and all other terms are observed by the parties.

         In September 1999, for a consideration of the Company's issuance of an additional 1,000,000 common shares, the agreement was amended to include the European Economic Community in its distribution territory and payment of $4,200 per month for software support and services. The 1,500,000 common shares were issued in 1999 and were valued on the dates of the agreement and amendment based on the quoted trading prices. The resulting $220,000 value was presented as license fees, net of $106,000 accumulated amortization, as of December 31, 1999. During the year ended December 31, 2000, the remaining license fees of $114,000 were charged to operations as amortization expense.

         In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required the Company to issue 1,000,000 common shares (See Note 3) and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services of or to develop its own technical support and internal marketing group. In connection with the issuance of the common shares, the Company may be obligated to absorb costs relating to the registration of those shares. As of March 31, 2002, the cost to register those shares has not been determined. In addition, the Company is required to complete a minimum of twelve sales or licensing agreements of the software product prior to the expiration of the twelve-month period ending June 1, 2001. In the event that the minimum sales requirement is not met, the Company is required to compensate the Software Owner for unpaid royalties at the rate of $3,750 per sale shortfall up to the maximum of twelve, or $45,000, and issue 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 has been changed from 5% to 7.5%.

         (B) CONSULTING AGREEMENTS
         -------------------------

         On November 1, 1999 (the "Agreement Date") the Company entered into a consulting agreement whereby the consultant agreed to assist the Company in raising stipulated minimum equity capital and perform other consulting services. Payment of 3,500,000 common shares was placed in escrow with the issuance thereof contingent on raising the equity capital. In accordance with generally accepted accounting principles, the escrowed shares were not considered outstanding until released and therefore no value had been assigned to them. In 2000 these shares were released and were valued at the quoted trading price on the Agreement Date and charged to equity as an offering cost (See Note 3).

         On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (See Note 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,012,475 common shares to the consultant as an additional fee. As of March 31, 2002, the Company has not received a request for the additional shares.

         (C) LICENSING AGREEMENT
         -----------------------

         On December 28, 2001, the Company entered into a two-year licensing agreement to distribute software used by the insurance industry, which agreement includes a non-exclusive right to sell such software to clients in North America, Mexico, Canada, and their overseas territories. The cost of such agreement was (pound)2,500,000 (US $3,620,268) and is being amortized over the two-year period of the agreement. Amortization expense for the three-month period ended March 31, 2002 was $452,534.

         Pursuant to the terms of this agreement, the Company is obligated to purchase from the Innovation Group, PLC $3,620,268 worth of Classifier Software by December 31, 2002. The Company paid the Innovation Group, PLC approximately $418,000 in connection with the License. The Company is obligated to pay the balance by December 31, 2002.

         (D) MARKETING AGREEMENT
         -----------------------

         In May 2002, the Company entered into an agreement with Vanessa Land for marketing and advisory services connected with product marketing in the European Economic Community and North America. In relation with this agreement, the Company issued 5,000,000 shares of common stock to Ms. Vanessa Land. These shares were registered on a Form S-8 filed on May 3, 2002. These shares were valued at $0.05 per share, or an aggregate of $250,000, on the date of issuance.

         (E) STOCK PURCHASE AGREEMENT
         ----------------------------

         On September 17, 2001, the Company entered into a stock purchase agreement to acquire 100% of the outstanding stock of International Technology Marketing, Inc. ("ITM"). The agreement calls for the Company to issue 50,000,000 shares, which will be held in escrow subject to the Company reaching certain sales milestones. The agreement also calls for the Company to reimburse the shareholders of ITM in their efforts to meet the sales milestones.

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

         As of March 31, 2002, the Company has not closed the escrow agreement.


NOTE 6   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company's recurring losses during the development stage of $12,883,106, and its working capital deficiency of $4,334,935 and stockholders' deficiency of $1,315,186 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company has entered  into a software  distribution  agreement  (See
         Note 5(A)) and a licensing agreement (See Note 5(C)), has raised equity capital (See Note 7), and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7   SUBSEQUENT EVENTS
------   -----------------

         In April 2002, IVP Technology raised $200,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. The investor also received warrants to purchase up to 265,000 shares of common stock, 250,000 shares at an exercise price equal to $0.50 per share and 15,000 shares of common stock equal to $0.099 per share. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock. IVP Technology agreed to pay Danson Partners, LLC a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various matters. Of that fee, $75,000 of this fee was paid in cash with the balance payable in 1,040,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements of IVP Technology and the notes thereto appearing elsewhere in this filing. Statements in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this prospectus that are not statements of historical or current fact constitute "forward-looking statements."

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

On or about March 17, 2000, IVP Technology acquired all of the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company, in exchange for 350,000 shares of common stock. As a result, Erebus is a wholly owned subsidiary of IVP Technology. Pursuant to Rule 12g-3(a) promulgated under the Securities Act of 1934, IVP Technology elected to become the successor issuer to Erebus for reporting purposes under the Securities Exchange Act of 1934, and is required to file reports with the Securities and Exchange Commission. Erebus became a reporting company on or about August 17, 1999.

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

Acquisition Of International Technology Marketing

On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, IVP Technology agreed to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, the members of our current management team, in exchange for all of International Technology Marketing's common stock. On March 25, 2002, we issued the 50 million shares of common stock to the former shareholders of International Technology Marketing. Pending execution of an escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. These shares will be held pending satisfaction of certain performance related goals. As these goals are achieved, the shares will be disbursed from the escrow to the former shareholders of International Technology Marketing. The former shareholders are entitled to vote the shares held in escrow pending satisfaction of the performance goals.

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

CHANGES IN NUMBER OF EMPLOYEES

We do not anticipate any significant changes in the number of employees.

RESEARCH AND DEVELOPMENT

We do not anticipate any significant research and development expenses over the next 12 months except to mitigate some of the technology risks indicated under the heading section entitled Risks.

PLANT AND EQUIPMENT

We do not anticipate significant plant and equipment expenses over the next 12 months.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

GOING CONCERN

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

IVP Technology has entered into a software distribution agreement and a licensing agreement and intends on raising additional equity capital in order to implement its business plan and marketing efforts. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for IVP Technology to continue as a going concern.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Results of Operations
---------------------

The following discussion should be read in conjunction with our financial statements and the related notes and the other financial information appearing elsewhere in this report.

For the three months ended March 31, 2002, we incurred an overall loss of $(758,300) or $(0.02) per share, which was 99.9% more than the $(380,301) loss we incurred for the comparative three month period ended March 31, 2001. The loss per share for the three months ended March 31,2001 was $(____).

REVENUES. We generated no revenue during the three months ended March 31, 2002 as compared to revenue of $27,060 for the three months ended March 31, 2001. All revenue was generated from sales of PowerAudit.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2002 and for the three months ended March 31, 2001 were $746,373 and $407,361, respectively, and represents an 83% increase from the prior period. The increase in operating expenses resulted primarily from an increase in amortization expense of $512,534 relating solely to acquisition of the Classifier Software net of a reduction in consulting expenses from $366,463 to $19,000, or $347,463. Our infrastructure expenses increased due to the additional costs associated with the Company's new management team.

Interest expense increased to $11,927 for the three months ended March 31, 2002 due principally to financing entered into with DCD Holdings, Ltd.

Liquidity and Capital Resources
-------------------------------

In the past we have financed our operations through a combination of convertible securities and the private placement of our stock. Our cash position continues to be uncertain. Our primary need for cash is to fund our ongoing operations until such time that the sale of our licensed products generates enough revenue to fund operations. In addition, our need for cash includes satisfying $4,417,203 in current liabilities, including software license fees of $3,261,918 due by December 31, 2002, a convertible note of $200,000, plus accrued interest of $41,750 as of March 31, 2002 and a (pound)600,000 (U.S. $856,334) loan due
April 30, 2002, which on May 1, 2002 was converted into 4,000,000 shares of our common stock and extinguished. Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan to market and sell PowerAudit, Classifier, Viper and other software products.

At March 31, 2002, IVP Technology's cash and cash equivalents balance was $22,268, an increase of $22,036 from the balance of $232 at December 31, 2001. During the three months ended March 31, 2002 and 2001, cash used in operations and investing activities amounted to ($846,798) and $5,829, respectively. Cash used in operating activities consisted primarily of a net loss of $(758,300), a decrease in accounts payable and accrued expenses of $422,370 and a decrease in amounts payable under the licensing agreement of $418,350. This deficit was financed by proceeds of $856,334 from a loan arrangement described below. Cash provided by financing activities in the prior year's comparable period amounted to $0.

On January 31, 2002, we entered into an interim financing agreement for (pound)600,000, (U.S. $856,334) on an unsecured basis with the European based venture capital and merchant banking firm DcD Limited. The loan bears an interest rate equal to the HSBC Bank base rate, minus 5% if that figure is positive, and interest is payable monthly. The loan was due on April 30, 2002. On May 1, 2002, we converted the loan, plus accrued interest into 4,000,000 shares of our common stock.

In April 2002, IVP Technology raised $200,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. The investor also received warrants to purchase up to 265,000 shares of common stock, 250,000 shares at an exercise price equal to $0.50 per share and 15,000 shares of common stock equal to $0.099 per share. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock. IVP Technology agreed to pay Danson Partners, LLC a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various matters. Of that fee, $75,000 of this fee was paid in cash with the balance payable in 1,040,000 shares of common stock.

Effect Of Recent Accounting Pronouncements
------------------------------------------

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No.141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No.142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No.142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No.142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'. SFAS No.142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No.142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No.142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No.142 is first adopted.

Statement No.143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No.143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on IVP Technology's financial position or results of operations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable

ITEM 2. CHANGES IN SECURITIES.

Recent Sales Of Unregistered Securities
---------------------------------------

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

On February 16, 2002, IVP Technology completed an interim financing agreement for a bridge loan of (pound)600,000 (U.S. $864, 180) on an unsecured basis with the European based venture capital and merchant banking firm DcD Limited. The loan is due April 30, 2002 and accrues interest at a rate of 4% per year above the HSBC Bank base rate. Interest is payable monthly.

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

On or about March 25, 2002, IVP Technology issued 500,000 shares of common stock to John Maxwell in lieu of compensation for services performed in 2001 as

President of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of issuance.

On or about March 25, 2002, IVP Technology issued 500,000 shares of common stock to John Trainor in lieu of compensation for services performed in 2001 as Secretary of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of issuance.

On or about March 25, 2002, IVP Technology issued 2,375,600 shares of common stock to Thomas Chown as conversion of debts owed by the corporation for services performed in 2001.

On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Buford Industries as conversion of a fee of $50,000 earned for introducing IVP to International Technology Marketing. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of issuance.

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

In April 2002, IVP Technology raised $200,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. The investor also received warrants to purchase up to 265,000 shares of common stock, 250,000 shares at an exercise price equal to $0.50 per share and 15,000 shares of common stock equal to $0.099 per share. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock. IVP Technology agreed to pay Danson Partners, LLC a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various matters. Of that fee, $75,000 of this fee was paid in cash with the balance payable in 1,040,000 shares of common stock.

In May 2002, IVP Technology entered into an agreement with Vanessa Land for marketing and advisory services connected with product marketing in the European Economic Community and North America. In relation with this agreement, IVP Technology issued 5,000,000 shares of common stock to Ms. Land. These shares were registered on a Form S-8 filed on May 3, 2002. These shares were valued at $.05 per share, or an aggregate of $250,000, on the date of issuance.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act In each instance, the purchaser had access to sufficient information regarding IVP Technology so as to make an informed investment decision. More specifically, IVP Technology had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in IVP Technologies' securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

OTHER INFORMATION.

Not applicable.

ITEM 6. SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit No.    Description                            Location
-------------  -------------------------------------  --------------------------------
2.1            Agreement and Plan of Reorganization   Incorporated by reference to
               dated March 21, 2000 between IVP       Exhibit 4.1 to IVP Technology's
               Technology Corporation and Erebus      Form 8-K filed on April 19, 2000
               Corporation.

3.1            Certificate of Amendment of Articles   Incorporated by reference to
               of Incorporation                       Exhibit 3.1 to IVP Technology's
                                                      Form 10-KSB filed on April 15,
                                                      2002

4.4            Description of Securities              Incorporated by reference to
                                                      Exhibit 4.4 to IVP Technology's
                                                      Form S-8 filed on July 23, 2001

10.4           Second Amending Agreement to Software  Incorporated by reference to
               Distribution Agreement dated as of     Exhibit 10.4 to IVP
               May 31, 2000 between the Registrant    Technology's Form 10-QSB filed
               and Orchestral Corporation             on September 24, 2000

10.5           Service Bureau Arrangement Agreement   Incorporated by reference to
               dated September 28, 2000 between the   Exhibit 10.5 to IVP
               Registrant and E-RESPONSES.COM         Technology's Form 10-QSB filed
                                                      on November 14, 2000

10.6           Stock Purchase Agreement dated         Incorporated by reference to
               September 17, 2001 among the           Exhibit 10.6 to IVP
               Registrant, International Technology   Technology's Form 10-KSB filed
               Marketing, Inc., Brian MacDonald,      on April 15, 2002
               Peter Hamilton, Kevin Birch, Sherry
               Bullock, and Geno Villella

Exhibit No.    Description                            Location
-------------  -------------------------------------  --------------------------------

10.7           Agreement dated May 15, 2000 between   Incorporated by reference to
               the Registrant and Rainbow             Exhibit 10.7 to IVP
               Investments International Limited      Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.8           Employment Agreement dated August 30,  Incorporated by reference to
               2001 between International Technology  Exhibit 10.8 to IVP
               Marketing, Inc. and Brian J. MacDonald Technology's Form 10-KSB filed on April 15, 2002

10.9           Agreement dated February 12, 2002      Incorporated by reference to
               between the Registrant and SmartFOCUS  Exhibit 10.9 to IVP
               Limited                                Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.10          Warrant Agreement dated May 15, 2000   Incorporated by reference to
               between the Registrant and Rainbow     Exhibit 10.10 to IVP
               Investments International Limited      Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.11          Convertible Promissory Note dated May  Incorporated by reference to
               2000 between the Registrant and        Exhibit 10.11 to IVP
               Rainbow Investments International      Technology's Form 10-KSB filed
               Limited                                on April 15, 2002

10.12          Software Distribution Agreement dated  Incorporated by reference to
               December 28, 2001 between the          Exhibit 10.12 to IVP
               Registrant and TIG Acquisition         Technology's Form 10-KSB filed
               Corporation                            on April 15, 2002

10.13          Loan Agreement dated January 16, 2002  Incorporated by reference to
               between the Registrant and DCD         Exhibit 10.13 to IVP
               Holdings Limited                       Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.14          Agreement for the Provision of         Incorporated by reference to
               Marketing Services dated May 3, 2002   Exhibit 10.1 to IVP
               between the Registrant and Vanessa     Technology's Form S-8 filed
               Land                                   with the SEC on May 3, 2002

10.15          Reserved

10.16          Employment Agreement dated August 30,  Incorporated by reference to
               2001 between International Technology  Exhibit 10.16 to IVP
               Marketing, Inc. and Geno Villella      Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.17          Employment Agreement dated August 30,  Incorporated by reference to
               2001 between International Technology  Exhibit 10.17 to IVP
               Marketing, Inc. and Kevin Birch        Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.18          Employment Agreement dated August 30,  Incorporated by reference to
               2001 between International Technology  Exhibit 10.18 to IVP
               Marketing, Inc. and Peter J. Hamilton  Technology's Form 10-KSB filed on April 15, 2002

10.19          Employment Agreement dated August 30,  Incorporated by reference to
               2001 between International Technology  Exhibit 10.19 to IVP
               Marketing, Inc. and Sherry Bullock     Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.20          Loan and Security Agreement dated      Incorporated by reference to
               July 30, 2001 among the Registrant,    Exhibit 10.20 to IVP
               Clarino Investments International      Technology's Form 10-KSB filed
               Ltd., and Berra Holdings Ltd.          on April 15, 2002



Exhibit No.    Description                            Location
-------------  -------------------------------------  --------------------------------

10.21          Consulting and Advisory Extension      Incorporated by reference to
               Agreement dated February 14, 2001      the Exhibit to IVP Technology's
               between the Registrant and Barry       Form 10-QSB filed on May 21,
               Gross D/B/A Gross Capital Associates   2001

10.22          Letter Agreement dated June 28, 2001,  Incorporated by reference to
               between the Registrant and Andris      Exhibit 4.1 to IVP Technology's
               Gravitis                               Form S-8 filed on July 23, 2001

10.23          Letter Agreement dated June 28, 2001,  Incorporated by reference to
               between the Registrant and Thomas      Exhibit 4.2 to IVP Technology's
               Chown.                                 Form S-8 filed on July 23, 2001

10.24          Letter Agreement dated May 30, 2001,   Incorporated by reference to
               between the Registrant and Ruffa &     Exhibit 4.3 to IVP Technology's
               Ruffa, P.C. for Modification of        Form S-8 filed on July 23, 2001
               Retainer Agreement

10.25          Consulting Agreement dated September   Incorporated by reference to
               1, 2000 between the Registrant and     Exhibit 13.1 to IVP
               Barry Gross d/b/a Gross Capital        Technology's Form 10-KSB filed
               Associates                             on July 5, 2001

10.26          Consulting and Advisory Agreement      Incorporated by reference to
               dated September 25, 2000 between the   Exhibit 13.2 to IVP
               Registrant and Koplan Consulting       Technology's Form 10-KSB filed
               Corporation                            on July 5, 2001

10.27          Warrant Agreement dated April 3, 2002  Incorporated by reference to
               between the Registrant and Cornell     Exhibit 10.27 to IVP
               Capital Partners LP                    Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.28          Equity Line of Credit Agreement dated  Incorporated by reference to
               April 3, 2002 between the Registrant   Exhibit 10.28 to IVP
               and Cornell Capital Partners LP        Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.29          Registration Rights Agreement dated    Incorporated by reference to
               April 3, 2002 between the Registrant   Exhibit 10.29 to IVP
               and Cornell Capital Partners, LP       Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.30          Escrow Agreement dated April 3, 2002   Incorporated by reference to
               among the Registrant, Cornell Capital  Exhibit 10.30 to IVP
               Partners, LP, Butler Gonzalez, and     Technology's Form 10-KSB filed
               First Union National Bank              on April 15, 2002

10.31          Securities Purchase Agreement dated    Incorporated by reference to
               April 3, 2002 among the Registrant     Exhibit 10.31 to IVP
               and the Buyers                         Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.32          Escrow Agreement dated April 3, 2002   Incorporated by reference to
               among the Registrant, the Buyers, and  Exhibit 10.32 to IVP
               First Union National Bank              Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.33          Debenture Agreement Dated April 3,     Incorporated by reference to
               2002 between the Registrant and        Exhibit 10.33 to IVP
               Cornell Capital Partners LP            Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.34          Investor Registration Rights           Incorporated by reference to
               Agreement dated April 3, 2002 between  Exhibit 10.34 to IVP
               the Registrant and the Investors       Technology's Form 10-KSB filed
                                                      on April 15, 2002

Exhibit No.    Description                            Location
-------------  -------------------------------------  --------------------------------

10.35          Placement Agent Agreement dated April  Incorporated by reference to
               3, 2002 among the Registrant,          Exhibit 10.35 to IVP
               Westrock Advisors, Inc. and Cornell    Technology's Form 10-KSB filed
               Capital Partners LP                    on April 15, 2002

10.36          Letter Agreement dated February 20,    Incorporated by reference to
               2002 between the Registrant and        Exhibit 10.36 to IVP
               Buford Industries Inc.                 Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.37          Letter Confirmation Agreement dated    Incorporated by reference to
               July 21, 2001 between the Registrant   Exhibit 10.37 to IVP
               and Buford Industries Inc.             Technology's Form 10-KSB filed
                                                      on April 15, 2002

10.38          Consulting Agreement dated March 1,    Incorporated by reference to
               2002 between the Registrant and        Exhibit 10.38 to IVP
               Danson Partners LLC                    Technology's Form SB-2 filed on
                                                      May 15, 2002

10.39          Term Sheet between the Registrant and  Incorporated by reference to
               Cornell Capital Partners, LP           Exhibit 10.39 to IVP
               Increasing the Commitment under the    Technology's Form SB-2 filed on
               Equity Line of Credit to $10 million   May 15, 2002

10.40          Consulting Agreement dated February    Incorporated by reference to
               12, 2002 between the Registrant and    Exhibit 10.40 to IVP
               Danson Partners LLC                    Technology's Form SB-2 filed on
                                                      May 15, 2002

10.41          Escrow Agreement dated as of May 15,   Incorporated by reference to
               2002 among the Registrant, Brian       Exhibit 10.41 to IVP
               MacDonald, Peter Hamilton, Kevin       Technology's Form SB-2 filed on
               Birch, Sherry Bullock, and Gino        May 15, 2002
               Villella

(B)   REPORTS ON FORM 8-K.

IVP Technology filed a report on Form 8-K on February 20, 2002 disclosing that on January 18, 2002, IVP Technology entered into an agreement for the provision of marketing advisory services by Vanessa Land, president of Devonshire Marketing Limited of London, UK. Additionally, IVP Technology also disclosed that it also signed a reseller distribution agreement with SmartFocus Company Limited of Bristol UK.

IVP Technology filed a report on Form 8-K on January 31, 2002 disclosing that on December 28, 2001, IVP Technology executed a distribution agreement with The Innovation Group through TIG Acquisition Corporation whereby IVP Technology Corporation was grated a license on a non-exclusive basis to market TiG plc's Classifier (R) Information System software product and solution to companies in North America.

IVP Technology filed a report on Form 8-K on May 6, 2002 disclosing that on May 1, 2002, IVP Technology received written notice that the lender, DCD Limited, agreed to convert the loan for $864,180 due on April 30, 2002 to 4,000,000 shares of common stock. This equates to a conversion price of approximately $0.19 per share.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20, 2002                         IVP TECHNOLOGIES CORPORATION

                                           By: /s/ Brian MacDonald
                                              -------------------------
                                                   Brian MacDonald