Form 10QSB
period 2002-06-30
IVP TECHNOLOGY CORP
filed 2002-08-19
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           IVP TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                  65-6998896
--------------------------------------------------------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 119,963,261 shares of common stock,
               $.001 par value, were outstanding on August 15, 2002

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I -     FINANCIAL INFORMATION

             ITEM 1.      Consolidated Financial Statements

                          Consolidated Balance Sheets as of June 30, 2002
                            (Unaudited) and December 31, 2001 (Audited)

                          Consolidated Statement of Operations for the Six
                            Months Ended June 30, 2002 and June 30, 2001

                          Consolidated Statement of Cash Flows for the Six
                            Months Ended June 30, 2002 and June 30, 2001

                          Notes to Consolidated Financial Statements

             ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II-     OTHER INFORMATION

             ITEM 1.      Legal Matters

             ITEM 2.      Changes in Securities

             ITEM 3.      Quantitative and Qualitative Disclosures about
                            Market Risk

             ITEM 4.      Submission of Matters to a Vote of Security Holders

             ITEM 6.      Subsequent Events, Exhibits and Reports on Form 8-K



                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2002


                                                         June 30,    December 31,
                                                          2002           2001
                                                       (Unaudited)    (Audited)
                                                       ------------ ---------------

ASSETS
CURRENT ASSETS

    Cash                                            $      867,484   $         232
    Accounts Receivable (Less Allowance for
    Doubtful Accounts of $43,970)                          615,755               -
    Inventory                                               53,160               -
    Prepaid expenses                                       310,447               -
                                                       ------------ ---------------
   Total Current Assets                                  1,846,846               -
                                                       ------------ ---------------
FIXED ASSETS
    Plant, Property and Equipment, at Cost                 382,873               -
    Accumulated Depreciation                              (24,925)               -
                                                       ------------ ---------------
      Total Fixed Assets                                   357,948               -
                                                       ------------ ---------------
OTHER ASSETS
    Excess of Cost Over Net Assets Acquired              5,552,449               -
    Miscellaneous Receivable                                     -             872
    License Agreement, net of accumulated
    amortization of $924,904                             2,695,364       3,600,431
    Software Development, net of accumulated
    amortization of $1,261                                  44,106               -
    Other Assets                                            27,090               -
                                                       ------------ ---------------
   Total Other Assets                                    8,319,009       3,601,303
                                                       ------------ ---------------
TOTAL ASSETS                                        $   10,523,803   $   3,601,535
                                                       ============ ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Accounts payable and accrued liabilities        $    1,345,668$        479,571
    Accounts payable - license agreement                 2,906,658       3,620,268
    Accrued Interest                                         7,885          34,841
    Income Taxes Payable                                   139,450               -
    Notes payable                                          129,020         200,000
                                                       ------------ ---------------
   Total Current Liabilities                             4,528,681       4,334,680
                                                       ------------ ---------------
LONG-TERM LIABILITIES
    Convertible debenture                                  150,000               -
    Notes payable                                          312,650         129,020
                                                       ------------ ---------------
   Total Long-Term Liabilities                             462,650         129,020
                                                       ------------ ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $.001 par value, 50,000,000
      shares authorized, none                                    -               -
      issued and outstanding
    Common stock, $.001 par value 150,000,000
      shares authorized, 64,697,261 and
      48,752,848 shares issued and
      outstanding, respectively                             64,697          48,753
    Common stock to be issued                            7,653,509          50,000
    Additional paid-in capital                          14,428,249      13,238,354
    Accumulated deficit (accumulated in development
    stage $12,883,106)                                 (16,115,596)    (13,859,272)
    Exchange Gain (Loss)                                    27,863               -
    Deferred equity line commitment fee, net              (306,250)              -
    Deferred compensation, net                            (220,000)       (340,000)
                                                       ------------ ---------------
   Total Stockholders' Equity (Deficiency)               5,532,472        (862,165)
                                                       ------------ ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                           $10,523,803     $ 3,601,535
                                                       ============ ===============

                       See Accompanying Notes To Financial Statements




                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                               --------------------------- ---------------------------
                                JUNE 30,     JUNE 30,       JUNE 30,    JUNE 30,
                                  2002         2001           2002         2001
                               --------------------------- ---------------------------
                                     (UNAUDITED)                 (UNAUDITED)

REVENUE

Revenue                       $     497,326   $    27,060   $    497,326  $     54,120
Cost of revenue                    (382,716)            -       (382,716)            -
                               --------------------------- ---------------------------
Gross profit                        114,610        27,060        114,610        54,120
                               --------------------------- ---------------------------
OPERATING EXPENSES
Amortization and depreciation       566,833            -       1,079,367             -
Consulting fees                     374,555      (144,635)       393,555       221,828
Legal and accounting                169,586        61,184        215,683        65,184
Salaries and wages                  114,285             -        114,285             -
Infrastructure expense              117,612             -        230,406             -
Financial advisory fees             150,000             -        150,000             -
Development Fees                          -        45,450              -        58,050
Other general & administration      154,095        46,563        210,043        70,861
                               --------------------------- ---------------------------
TOTAL OPERATING EXPENSES          1,646,966         8,562      2,393,339       415,923
                               --------------------------- ---------------------------

INCOME (LOSS) FROM OPERATIONS    (1,532,356)  $    18,498     (2,278,729)     (361,803)
                               --------------------------- ---------------------------

OTHER INCOME (EXPENSE)
Gain on early extinguishment         96,334            -         96,334             -
  of debt
Interest income                         938            -            938             -
Interest expense                    (62,942)           -        (74,869)            -
                               --------------------------- ---------------------------

NET INCOME (LOSS)              $ (1,498,026)  $    18,498   $(2,256,326)  $  (361,803)
                               =========================== ===========================

NET INCOME (LOSS) PER SHARE    $       (.01)  $         -   $      (.03)  $      (.01)
                               =========================== ===========================

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES       113,191,285    40,706,452     83,421,414  $ 39,913,058
                               =========================== ===========================

                   See Accompany Notes To Financial Statements




                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         FOR THE SIX MONTHS ENDED
                                                       ------------------------------
                                                       JUNE 30, 2002   JUNE 30, 2001
                                                       --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $    (2,256,326)  $    (361,803)
Adjustments to reconcile net loss to net cash used
  in  operating activities:
   Stock issued for services                                 617,779        (41,207)
   Reserve for Bad Debts                                           -          33,732
   Interest expense on beneficial conversion                  64,286               -
   Gain on extinquishment of debt                           (96,334)               -
   Amortization and Depreciation                           1,079,367               -
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                       159,702        (27,280)
   Prepaid Expenses                                        (162,883)               -
   Inventory                                                   3,529               -
Increase (decrease) in:
   Accounts payable and accrued expenses                      50,024         395,749
Accounts payable - license agreement                       (713,610)               -
Income taxes payable                                          56,449               -
   Interest payable and other                               (18,539)               -
                                                       --------------  --------------
     Net Cash Used In Operating Activities               (1,216,556)           (809)
                                                       --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                 (17,333)               -
   Purchase of Software                                     (45,367)               -
   Net assets acquired                                     1,291,059               -
   Other                                                       (885)               -
                                                       --------------  --------------
     Net Cash Provided By Investing Activities             1,227,474               -
                                                       --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans and notes                             856,334               -
                                                       --------------  --------------
     Net Cash Provided By Financing Activities               856,334               -
                                                       --------------  --------------

NET INCREASE (DECREASE) IN CASH                              867,252           (809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 232           1,424
                                                       -------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $        867,484  $          615
                                                       ==============  ==============


                 See Accompanying Notes To Financial Statements

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002





NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) ORGANIZATION
      ----------------

      Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses are more fully described herein. (See Note 5).

      (B) ACQUISITION AND RECAPITALIZATION
      ------------------------------------

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

      (D) PRINCIPLES OF CONSOLIDATION
      -------------------------------

      The consolidated financial statements include the accounts of the Company and its subsidiary, Ignition Entertainment Limited. All significant inter-company transactions and balances have been eliminated.

      (E) FOREIGN CURRENCY TRANSACTIONS
      ---------------------------------

      Transactions conducted in Canadian dollars and British pounds have been translated into United States dollars using the average exchange rate for the month in which the transactions occurred. Gains or losses are recognized in the statement of operations.

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

      (G) CASH AND CASH EQUIVALENTS
       ----------------------------

      For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


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

      (K) LOSS PER SHARE
      ------------------

      Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at June 30, 2002.

      (L) BUSINESS SEGMENTS
      ---------------------

      The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

      (M) REVENUE RECOGNITION
      -----------------------

      The Company records revenue associated with the sale of software licenses on a pro-rata basis over the license term. The Company records revenue associated with sales of entertainment-related consumer software on a delivered basis subject to an allowance for returns.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


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

NOTE 2 NOTES PAYABLE

      (A)  NOTES PAYABLE - SHORT-TERM
      -------------------------------

      The Company has a convertible note payable with Rainbow Investments International Limited ("RII") for $200,000 which was outstanding at March 31, 2002 and December 31, 2001. The note bears interest at 10% per annum and was due May 2001. As of March 31, 2002, accrued interest on the note amounted to $37,561. The debt and accrued interest is convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from RII of their intent to convert the note and accrued interest to common stock. On June 28, 2002, the Company converted the note plus accrued interest into 2,410,916 shares of restricted common stock in full satisfaction of the outstanding obligation and accrued interest.

      DCD HOLDINGS, LTD. NOTE PAYABLE
      -------------------------------

      On February 16, 2002, the Company entered into a short-term loan agreement for (pound)600,000 (US $856,334) with DCD Holdings, Ltd., an unrelated party, that calls for repayment on April 30, 2002. The loan carries an interest rate of 4% above HSBC Bank base rate. Interest is payable monthly. On May 1, 2002, the Company agreed to repay this loan via the issuance of 4,000,000 shares of its restricted common stock valued at $.19 per share. The Company recorded a gain on the extinguishment of this loan in the amount of $96,334.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      (B)  NOTES PAYABLE - LONG-TERM
      ------------------------------

      On July 30, 2001, the Company entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of June 30, 2002 and December 31, 2001, the Company has borrowed $129,020. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd. Accrued interest of $6,179 is due Berra Holdings, Ltd. as of June 30, 2002.

      5% CONVERTIBLE DEBENTURE
      ------------------------

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

      The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $64,286, was recorded as an interest expense and a component of equity on the issuance date.


NOTE 3 STOCKHOLDERS' EQUITY (DEFICIENCY)

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


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

      During the three months ended March 31, 2002, the Company issued 50,000,000 shares of its restricted common stock to Messrs. MacDonald, Hamilton, Birch, Villella and Bullock in accordance with the 9/17/01 Stock Purchase Agreement with International Technology Marketing. All shares are held in safekeeping pending completion of the escrow agreement.

      On or about March 25, 2002, the Company issued 500,000 shares of common stock to John Maxwell in lieu of compensation for services performed in 2001 as President of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of issuance.

      On or about March 25, 2002, the Company issued 500,000 shares of common stock to John Trainor in lieu of compensation for services performed in 2001 as Secretary of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of issuance.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      On or about March 25, 2002, the Company issued 2,375,600 shares of common stock valued at $.05 per share to Thomas Chown for the conversion of $118,780 of debts owed by the corporation for services performed in 2001.

      On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to Buford Industries as conversion of a fee of $50,000 earned for introducing IVP to International Technology Marketing. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of issuance.

      On or about March 25, 2002, the Company issued 50,000 shares of common stock to Ruffa and Ruffa, P.A. for payment of interest on outstanding legal bills for the year 2001 - 2002. These shares were valued at $0.10 per share, or an aggregate of $5,000, on the date of issuance.

      On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to J. Stephen Smith to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year.

      On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to Michael Sidrow to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of Mr. Sidrow's resignation from the board of directors.

      On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to Robert King to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of Mr. King's resignation from the board of directors.

      On April 26, 2002, the Company issued 62,027 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.

      On May 28, 2002, the Company acquired Ignition Entertainment Limited. IVP Technology will issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition over a period of two years from the date of the acquisition. Additionally, the management team of Ignition may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement.

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

      On May 1, 2002, the Company agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Ltd.. IVP Technology issued these shares on or about August 6, 2002.

      On June 28, 2002, IVP Technology issued 2,410,916 shares of common stock to Rainbow Investments pursuant to the terms of our March 17, 2000 debt conversion agreement.

      On June 28, 2002, the Company issued 23,370 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.


NOTE 4 INCOME TAXES

      Income tax expense (benefit) for the three-month periods ended June 30, 2002 and 2001 is summarized as follows:

                                                   2002         2001
                                                 ----------   ---------
                Current:
                  Federal                                -           -
                  State                                  -           -
                  Deferred-Federal and State             -           -
                                                 ----------   ---------
                Income tax expense (benefit)             -           -
                                                 ==========   =========

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      The Company's tax expense differs from the "expected" tax expense for the three-month periods ended June 30, 2002 and 2001 as follows:

                                                      2002        2001
                                                 ----------   ---------

                U.S. Federal income tax
                  provision (benefit)            (237,422)   $(129,302)
                Effect of net operating loss
                  carryforward                     237,422     129,302
                                                 ----------   ---------

                                                         -           -
                                                 ==========   =========

      At June 30, 2002 the Company had net operating loss carryforwards in excess of $15,000,000 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2021.


NOTE 5 AGREEMENTS

      (A)  SOFTWARE DISTRIBUTION AGREEMENTS
      -------------------------------------

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      On June 13, 2002, the Company notified the Licensor that it was canceling its license agreement effective immediately. As of the date of cancellation, the Company was obligated to issue 100,000 shares of common stock to the software owner.

      (B)  CONSULTING AGREEMENTS
      --------------------------

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

      On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (See Note 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,012,475 common shares to the consultant as an additional fee. As of June 30, 2002, the Company has not received a request for the additional shares.

      (C)  LICENSING AGREEMENT
      ------------------------

      On December 28, 2001, the Company entered into a two-year licensing agreement to distribute software used by the insurance industry, which agreement includes a non-exclusive right to sell such software to clients in North America, Mexico, Canada, and their overseas territories. The cost of such agreement was (pound)2,500,000 (US $3,620,268) and is being amortized over the two-year period of the agreement. Amortization expense for the three-month and six month periods ended June 30, 2002 was $452,534 and $905,068, respectively.

      Pursuant to the terms of this agreement, the Company is obligated to purchase from the Innovation Group, PLC $3,620,268 worth of Classifier Software by December 31, 2002. The Company paid the Innovation Group, PLC approximately $714,000 in connection with the License. The Company is obligated to pay the balance by December 31, 2002.

      (D)  MARKETING AGREEMENT
      ------------------------

      On January 18, 2002, the Company entered into a marketing agreement with Ms. Vanessa Land to provide marketing services for the Company in Europe for one year. The Company issued 5,000,000 shares to the consultant on March 25, 2002 and were registered in a Form S-8 filed on May 3, 2002.

      (E)  STOCK PURCHASE AGREEMENT
      -----------------------------

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      >> Upon achieving $2,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

      >> Upon achieving $6,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

      >> Upon reaching $16,200,000 in cumulative revenues the final 10,000,000 shares will be released.

      Pending execution of the escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing.

      (F)  CORNELL CAPITAL PARTNERS, L.P. EQUITY LINE OF CREDIT AGREEMENT
      -------------------------------------------------------------------

      In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.10 per share, or an aggregate of $10,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

      (G)  MONTPELIER LIMITED
      -----------------------

      On June 1, 2002, Ignition Entertainment Limited entered into a consulting agreement with Montpelier Limited ("Montpelier") whereby Montpelier will provide business development and financial advice to Ignition. Under the terms of the agreement, Ignition is obligated to pay Montpelier annually (pound)179,850 ($262,970) in equal monthly instalments. Additionally, Montpelier was entitled to receive a signing bonus of (pound)29,975 ($43,828) upon execution of the agreement.


NOTE 6 ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

      On May 28, 2002, the Company acquired 100% of the stock of Ignition Entertainment Limited, a UK corporation, that specializes in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.13687 per share for a total purchase price of $6,843,509. These shares will be held in escrow until disbursed in accordance with the terms of the escrow agreement. IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition. DCD Holdings will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition. The Ignition management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are also convertible into 15,000,000 shares of IVP Technology common stock, for key employees and shareholders depending upon the attainment of certain levels of gross revenues and net income. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $5,552,449. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ignition had been made at the beginning of the periods presented:

                                          SIX MONTHS ENDED   FISCAL YEAR ENDED
                                           JUNE 30, 2002     DECEMBER 31, 2001
                                         ------------------ -------------------

            Net sales                      $     1,454,865   $      67,358
            Net earnings (loss)                (4,189,115)     (1,211,148)
            Basic and diluted earnings
              (loss) per common shares     $         (.05)   $       (.03)

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


NOTE 7 GOING CONCERN

      As reflected in the accompanying financial statements, the Company's recurring losses during the development stage of $12,883,106, and its working capital deficiency of $2,681,835 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The Company has entered into new license and marketing agreements (SEE NOTES 5(C), (D)), has raised equity capital (SEE NOTE 5(F)), and has expanded its business operations (SEE NOTE 6). Management believes that actions taken to obtain additional funding and to expand its products and operations, provide the opportunity for the Company to continue as a going concern.


NOTE 8 SUBSEQUENT EVENTS

      ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS, INC.
      -----------------------------------------------------

      On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. for consideration of 2,000 common shares on the basis of a one for one exchange. Springboard Technology Solutions Inc. was owned by the former shareholders of International Technology Marketing Inc., including Brian MacDonald, Peter Hamilton, Kevin Birch and Geno Villella, all of whom are officers of IVP Technology, and has provided the physical infrastructure for IVP Technology Corporation since December, 2001. Springboard Technology is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard Technology had 10 full time employees and consultants excluding the management of IVP Technology.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

IVP Technology Corporation is a Toronto headquartered software developer, licensor, publisher, marketer, and distributor, and was, until December 31, 2001, engaged solely in distributing a software product marketed under the name PowerAudit. On June 13, 2002, IVP Technology terminated the software distribution agreement for the PowerAudit product. Since January 1, 2002, IVP Technology has been in the process of expanding its operating businesses towards consumer and enterprise software. In May 2002, IVP Technology acquired Ignition Entertainment Limited, a UK company, engaged in the development, licensing, publishing, marketing and distribution of consumer software and video games. In July 2002, IVP Technology acquired Springboard Technology Solutions Inc., which develops software and web applications and provides network and data interface solutions services.

IVP Technology's enterprise software division operates in conjunction with its wholly owned subsidiary, Springboard Technology Solutions Inc., to develop, market, license and install data solutions that solve problems and create value for mid-size companies, large corporations and government agencies. These data solutions incorporate data capture, transmission, analysis reporting and presentation. IVP Technology's data solutions use Vaayu(TM), "Classifier(TM)" and "VIPER(TM)" to take data from the field through cross platform mobile enterprise applications to the executive suite.

IVP Technology's consumer software division operates through its wholly-owned subsidiary, Ignition Entertainment Limited. Ignition develops, publishes, licenses and distributes consumer software products and related accessories for mobile devices, PC's, Sony Playstation, Nintendo GameboyAdvance, Nintendo Game Cube and Microsoft X-Box platforms on a worldwide basis.


LICENSED AND WHOLLY-OWNED ENTERPRISE SOFTWARE PRODUCTS

ENTERPRISE SOFTWARE LINES. The enterprise software business line currently markets data solutions which focus on mobile enterprise applications, made up of separate software products that can operate on a stand-alone basis or integrate with other enterprise level software. IVP Technology believes that these products will provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field and moving it into processes that take place in the front and back office environment through to business decision making levels. A description of IVP Technology's current mobile enterprise software products is described below.

      CLASSIFIER. On December 28, 2001, IVP Technology entered into a two-year, non-exclusive licensing agreement to distribute the Classifier software program, developed by The Innovation Group, PLC, throughout the financial services industry and other market sectors. The Innovation Group is one of the leading developers of software and systems for financial services. IVP Technology received a non-exclusive right to sell such software in the United States, Mexican and Canadian territory.

      Pursuant to the terms of this agreement, IVP Technology is obligated to purchase from The Innovation Group $3,620,268 worth of Classifier software by December 31, 2002. IVP Technology has paid The Innovation Group (pound)500,000 or approximately $714,000 in connection with the license. Unless the distribution agreement is amended, IVP Technology is obligated to pay an additional (pound)500,000 or approximately $724,000 by September 30, 2002 and (pound)1.5 million or approximately $2,172,268 by December 31, 2002. On February 16, 2002, IVP Technology borrowed $864,180 from DcD Limited that was used, in part, to pay the March 31, 2002 installment to the Innovation Group.

      DESCRIPTION OF CLASSIFIER. The Classifier product is a sophisticated business intelligence solution that provides data analysis benchmarking which can monitor on-going improvements on business activities, such as specific products, lines of business or other information of a business operation. The Classifier was designed to create and broadcast business intelligence knowledge views direct to decision makers over corporate Intranets and the Internet. The Classifier turns a database into a web site, enabling more people to access data with a web-browser. The Classifier incorporates a high-performance and powerful data analysis server, a web-report publishing facility, versatile data transformation features and the ability to connect and extract data from multiple back office data sources.

      MARKET FOR CLASSIFIER. The market for Classifier is almost exclusively centered on larger enterprises where polling databases for changes in volumes, makeup and conditions in various components of sales, cost of sales and components could have a material impact on the way the business is managed. The product can be adapted to various industry sectors.

      VIPER. On February 20, 2002, IVP Technology entered into an agreement with SmartFocus Limited, to resell its Viper(R) suite of products which consists of Viper Analyze and Visualize, Viper Data Mining, Viper CRM, Viper Campaign Planner and Smart Campaigner. Pursuant to the license, IVP Technology will be entitled to a 15% commission on sales of Viper through customer opportunities created by IVP Technology. SmartFocus will make sales representatives available to assist in sales presentations.

      DESCRIPTION OF VIPER. IVP Technology believes that Viper is a powerful, fast and easy-to-use analysis and visualization application designed for company marketing departments and those decision makers concerned with gross data from voluminous rows of customer information. Viper harnesses customer and transactional data from any touch-point or channel across any organization to create, build and maintain customer insight and customer intelligence. Viper is designed to empower enterprises to better understand, predict, manage and influence customer behavior.

      VAAYU. On June 27, 2002, IVP Technology announced the release of Vaayu, which is a product that was created by Springboard Technology Solutions Inc., which on July 1, 2002 became a wholly-owned subsidiary of IVP Technology.

      Vaayu(TM) is a platform-independent software product that enables remote data collection through any Java-enabled device, including Palm OS devices, RIM devices, handheld computers and mobile phones, to transmit data to and from mobile staff in the field.

      Vaayu(TM) allows forms to be manually or dynamically created through the Vaayu(TM) Administration Studio and transmitted or "published" to a remote field force through XML-based protocols. Data can then be collected in the field through handheld devices and transmitted back to the enterprise, at which point the data can populate existing systems in real time. Future releases of Vaayu(TM) that are currently in development will enable the remote collection of bar codes, photographs, scanned documents, voice and any other information capable of being digitized.

      Vaayu(TM) has been built exclusively using leading, standards-based technologies, including XML (Extensible Markup Language) and J2ME(TM) (Java(TM) 2 Platform, Micro Edition). XML is a technology that provides a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere. J2ME(TM) is a technology that allows use of the Java programming language for applications developed for mobile wireless information devices such as cellular phones and personal digital assistants (PDA's). This provides unprecedented flexibility in mobile data collection in terms of how an organization will deploy the solution and which devices the field force will use for data collection.

      Until May 2003, IVP Technology had the exclusive rights to market and distribute the PowerAudit software in the United States, the European Economic Community and Switzerland. On June 13, 2002, IVP Technology elected to terminate the license.

      CONSUMER SOFTWARE AND VIDEO GAME PRODUCTS LINES. On May 28, 2002, IVP Technology acquired Ignition Entertainment Limited, a company organized under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. Pursuant to this agreement, IVP Technology agreed to issue 15,000,000 shares of IVP's common stock and 3,500,000 shares of convertible preferred shares of IVP Technology over approximately the next two years. Upon conversion of the preferred stock, these payments will equal 50 million shares of IVP common stock. These shares will be held in escrow until disbursed in accordance with the escrow agreement. The parties are in the process of negotiating the terms of the escrow.

      IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition. DCD Holdings will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition. The Ignition management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are convertible into 15,000,000 shares of IVP Technology common stock, for key employees and shareholders depending upon the attainment of the following levels of gross revenues and net income:


                        PAYMENT SCHEDULE FOR ACQUISITION
            OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS


                                            Between        After the          After the        After the
                             Within       91 and 180     preceding time    period and six    preceding time
                            90 days of    days after       period to         months to           and              On
Time Period:                Closing      May 28, 2002     May 28, 2003      May 28, 2003     May 28, 2004    May 29, 2004
------------------------  ------------   ------------    -------------    ---------------  ---------------  --------------

Goals:                      --            --             --               $13,000,00       $26,000,000      $45,000,000
Gross Revenues (in U.S.
Dollars)

Net Income (in U.S.         --            --             --               $1,000,000       $5,000,000       $15,000,000
Dollars)

Payments:                   --            5,000,000 to   --               if reach both    if reach both    if reach both
Incentive Payments of                     DCD Holdings                    above goals      above goals      above goals
IVP common and preferred                                                  500,000 shares   500,000 shares   500,000 shares
shares                                                                    of convertible   of convertible   of convertible
                                                                          preferred stock  preferred stock  preferred stock

Release of 50 Million       --             15,000,000    1,000,000        1,000,000        1,000,000        500,000 shares
Shares of IVP common                       shares of     shares of        shares of        shares of        of preferred
stock (upon conversion                     common stock  preferred stock  preferred stock  preferred stock  stock
of all preferred stock                                   (convertible to  (convertible to  (convertible to  (convertible to
issued)                                                  10,000,000       10,000,000       10,000,000       5,000,000
                                                         shares of        shares of        shares of        shares of
                                                         common stock)    common stock)    common stock)    common stock)

ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS INC.

On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions Inc. for consideration of 2,000 common shares on the basis of a one for one exchange. Springboard Technology Solutions Inc. was owned by the former shareholders of International Technology Marketing Inc., including Brian MacDonald, Peter Hamilton, Kevin Birch and Geno Villella, all of whom are officers of IVP Technology, and has provided the physical infrastructure for IVP Technology Corporation since December, 2001. Springboard Technology is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard Technology had 10 full-time employees and consultants excluding the management of IVP Technology.


ACQUISITION OF INTERNATIONAL TECHNOLOGY MARKETING, INC.

On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, IVP Technology agreed to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch and Villella, the members of our current management team, and to Ms. Bullock, a former member of our management team, in exchange for all of International Technology Marketing's common stock. On March 25, 2002, we issued the 50 million shares of common stock to the former shareholders of International Technology Marketing. Pending execution of an escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. These shares will be held pending satisfaction of certain performance related goals. As these goals are achieved, the shares will be disbursed from the escrow to the former shareholders of International Technology Marketing. The former shareholders are entitled to vote the shares held in escrow pending satisfaction of the performance goals.

The performance goals are as follows:

>>    10,000,000 shares will be disbursed upon aggregate sales of $500,000
>>    10,000,000 shares will be disbursed upon aggregate sales of $1,000,000
>>    10,000,000 shares will be disbursed upon aggregate sales of $2,000,000
>>    10,000,000 shares will be disbursed upon aggregate sales of $6,000,000
>>    10,000,000 shares will be disbursed upon aggregate sales of $16,200,000.


On November 16, 2001, IVP Technology held its annual stockholders' meeting. At the meeting, a majority of IVP Technology's outstanding capital stock voted in favor of the acquisition of International Technology Marketing, as well as the increase in the authorized common stock to 150 million shares. Also at the meeting, the shareholders elected two members of the new management team together with three independent board members Messers. Smith, Sidrow and King, to the Board of Directors. Messrs. Sidrow and King subsequently resigned as board members.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results. Certain statements under this section may constitute "forward-looking-statements" (See Part II-Other Information). The following discussion should be read in conjunction with the unaudited financial statements and notes thereto.


RESULTS OF OPERATIONS


      THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

REVENUES. During the three months ended June 30, 2002, we generated $497,326 in revenue from the sale and/or distribution of video entertainment related products, of which $407,326 was generated from our wholly-owned subsidiary, Ignition Entertainment Limited. Ignition Entertainment was formed in December 2001 and commenced operations in April 5, 2002, when it made several acquisitions of operating companies. Accordingly, Ignition Entertainment had no revenues in the comparable period in the prior year. All revenue in the prior period was generated from sales of PowerAudit, which we had a license to distribute until June 13, 2002. On that date, we elected to terminate the license for PowerAudit.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2002 and for the three months ended June 30, 2001 were $1,646,966 and $8,562, respectively, or an increase of $1,638,404. The increase in operating expenses resulted primarily from an increase in amortization and depreciation expense of $566,833, relating to amortization of licensing fees paid on Classifier Software, depreciation on Ignition's fixed assets and an increase in consulting and professional fees of $627,592 from the prior quarter. Our infrastructure expenses increased due to the additional costs associated with the Company's new management team and the formation of an active business.

OTHER INCOME (EXPENSE). For the three months ended June 30, 2002, we recognized a $96,334 gain on the extinguishment of the DCD Holdings Limited short-term loan by satisfying the loan with 4,000,000 shares of common stock having a value of $760,000. Interest expense was $62,942 for the three months ended June 30, 2002, consisting principally from the benficial conversion feature of our convertible debt.

NET INCOME (LOSS). As a result of the items specified above, IVP Technology had a net loss of ($1,498,026), or $0.01 per share, for the three months ended June 30, 2002.


      SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES. During the six months ended June 30, 2002, we generated $497,326 in revenue from the sale and/or distribution of video entertainment related products, of which $407,326 was generated from our wholly-owned subsidiary, Ignition Entertainment Limited. Ignition Entertainment was formed in December 2001 and commenced operations in April 5, 2002, when it made several acquisitions of operating companies. Accordingly, Ignition Entertainment had no revenues in the comparable period in the prior year. All revenue in the prior period was generated from sales of PowerAudit, which we had a license to distribute until June 13, 2002. On that date, we elected to terminate the license for PowerAudit.

OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2002 and for the six months ended June 30, 2001 were $2,393,339 and $415,923, respectively, and represents a 475% increase from the prior period. The increase in operating expenses resulted primarily from an increase in depreciation and amortization expense of $1,079,367 relating primarily to amortization of licensing fees paid on the Classifier Software and an increase in professional and consulting expenses from $287,012 to $609,238, or $322,226. Our infrastructure expenses increased $230,406 due to the additional costs associated with the Company's new management team and the formation of an active business.

OTHER INCOME (EXPENSE). For the six months ended June 30, 2002, we recognized a $96,334 gain on the extinguishment of the DCD Holdings Limited short-term loan by satisfying the loan with 4,000,000 shares of common stock having a value of $760,000. Interest expense was $74,869 for the six months ended June 30, 2002, consisting principally from the benficial conversion feature of our convertible security.

NET INCOME (LOSS). For the six months ended June 30, 2002, we incurred an overall loss of $(2,256,326) or $(.03) per share.


LIQUIDITY AND CAPITAL RESOURCES

In the past we have financed our operations through a combination of convertible securities and the private placement of our stock. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. In addition, our need for cash includes satisfying $4,528,681 in current liabilities, including software license fees of $2,906,658 due by December 31, 2002, a convertible note of $129,020 plus accrued interest, accounts payable and accrued expenses of $1,345,668 and income tax payable by Ignition in the amount of $139,450. Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan to market and sell Classifier, Viper, Vaayu and consumer entertainment software products through our wholly-owned subsidiary, Ignition Entertainment Limited.

At June 30, 2002, IVP Technology's cash and cash equivalents balance was $867,484, an increase of $867,252 from the balance of $232 at December 31, 2001. During the six months ended June 30, 2002, cash (used) in operations and investing activities amounted to $(1,216,556) and $1,227,474, respectively. Cash used in operating activities consisted primarily of a net loss of $(2,256,326) and a decrease in amounts payable under the licensing agreement of $(713,610). These amounts were partially offset by stock issued for services of $617,779, interest expense on beneficial conversion of $64,286, amortization and depreciation of $1,079,367. Cash flows from investing activities were primarily from the acquisition of Ignition's net assets in the amount of $1,291,059. Cash provided by financing activities in the amount of $856,334 was from the DCD short-term loan.

DCD Finance has provided Ignition Entertainment a Line of Credit Facility ("LOC") and a Factoring Facility. Under the LOC, Ignition Entertainment may contract for the importation of software products to the extent of 60% of the projected resale price of items purchased as a result of the LOC. The LOC may be accessed by demonstrating firm orders for goods to be delivered and sold. Under the Factoring Facility, Ignition will be able to obtain immediate credit on sales invoices to the extent of 80% of the invoice value.

On January 31, 2002, we entered into an interim financing agreement for (pound)600,000, (U.S.$856,334) on an unsecured basis with the European based venture capital and merchant banking firm DcD Limited. The loan bears an interest rate equal to the HSBC Bank base rate, minus 5% if that figure is positive, and interest is payable monthly. The loan was due on April 30, 2002. On May 1, 2002, we converted the loan, plus accrued interest into 4,000,000 shares of our common stock.

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

In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.10 per share, or an aggregate of $10,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.


CRITICAL ACCOUNTING POLICIES


      (A) ORGANIZATION

Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses are more fully described herein. (See Note 5).


      (B) ACQUISITION AND RECAPITALIZATION

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


      (D) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary, Ignition Entertainment Limited. All significant inter-company transactions and balances have been eliminated.


      (E) FOREIGN CURRENCY TRANSACTIONS

Transactions conducted in Canadian dollars and British pounds have been translated into United States dollars using the average exchange rate for the month in which the transactions occurred. Gains or losses are recognized in the statement of operations.


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


      (K) LOSS PER SHARE

Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at June 30, 2002.


      (L) BUSINESS SEGMENTS

The  Company  applies  Statement  of  Financial  Accounting  Standards  No.  131
"Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.


      (M) REVENUE RECOGNITION

The Company records revenue associated with the sale of software licenses on a pro-rata basis over the license term. The Company records revenue associated with sales of entertainment-related consumer software on a delivered basis subject to an allowance for returns.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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


ACQUISITIONS


      ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

On May 28, 2002, IVP Technology entered into a purchase agreement with Ignition Entertainment Limited, a company organized under the laws of England and Wales. Pursuant to this agreement, IVP Technology agreed to issue 15,000,000 shares of IVP Technology's common stock and 3,500,000 shares of convertible preferred shares (convertible into 35,000,000 shares of common stock) over approximately the next two years. Upon conversion, these payments will equal 50 million shares of IVP Technology common stock. These shares will be held in escrow until disbursed in accordance with the escrow agreement.

Additionally, IVP Technology will also offer incentive payments to certain parties in connection with the Ignition acquisition. DCD Holdings will receive 5,000,000 shares of IVP Technology's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring lines for Ignition. Additionally, the Ignition management team will have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares for key employees and shareholders depending upon the attainment of the following levels of gross revenues and net income:


                        PAYMENT SCHEDULE FOR ACQUISITION
            OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS


                                              BETWEEN          AFTER THE          AFTER THE          AFTER THE
                             WITHIN         91 AND 180       PRECEDING TIME    PERIOD AND SIX      PRECEDING TIME
                            90 DAYS OF      DAYS AFTER         PERIOD TO         MONTHS TO             AND               ON
TIME PERIOD:                CLOSING         MAY 28, 2002      MAY 28, 2003      MAY 28, 2003       May 28, 2004      May 29, 2004
------------------------  ------------      ------------      ------------      ------------       ------------      ------------

Goals:                      --              --                 --               $13,000,00         $26,000,000       $45,000,000
Gross Revenues (in U.S.
Dollars)

Net Income (in U.S.         --              --                 --               $1,000,000         $5,000,000        $15,000,000
Dollars)

Payments:                   --              5,000,000 to       --               if reach both      if reach both     if reach both
Incentive Payments of                       DCD Holdings                        above goals        above goals       above goals
IVP common and preferred                                                        500,000 shares     500,000 shares    500,000 shares
shares                                                                          of convertible     of convertible    of convertible
                                                                                preferred stock    preferred stock   preferred stock

Release of 50 Million       --               15,000,000        1,000,000        1,000,000          1,000,000         500,000 shares
Shares of IVP common                         shares of         shares of        shares of          shares of         of preferred
stock (upon conversion                       common stock      preferred stock  preferred stock    preferred stock   stock
of all preferred stock                                         (convertible to  (convertible to    (convertible to   (convertible to
issued)                                                        10,000,000       10,000,000         10,000,000        5,000,000
                                                               shares of        shares of          shares of         shares of
                                                               common stock)    common stock)      common stock)     common stock)


      ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS INC.

On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions Inc. for consideration of 2,000 common shares on the basis of a one for one exchange. Springboard Technology Solutions Inc. was owned by the former shareholders of International Technology Marketing Inc. (including Brian MacDonald, Peter Hamilton, Kevin Birch and Geno Villella, all of whom are officers of IVP Technology) and has provided the physical infrastructure for IVP Technology Corporation since December, 2001 Springboard Technology is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard Technology had 10 full time employees and consultants excluding the management of IVP Technology.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Not applicable


ITEM 2.  CHANGES IN SECURITIES


      RECENT SALES OF UNREGISTERED SECURITIES

On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. for consideration of 2,000 common shares on the basis of a one for one exchange.

On June 28, 2002, IVP Technology issued 2,410,916 shares of common stock to Rainbow Investments pursuant to the terms of our March 17, 2000 debt conversion agreement.

On June 28, 2002, IVP Technology issued 23,370 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.

On May 28, 2002, IVP Technology acquired Ignition Entertainment Limited. IVP Technology will issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition over a period of two years from the date of the acquisition. Additionally, the management team of Ignition may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement. The parties are still negotiating the terms of the escrow agreement.

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

On May 1, 2002, IVP Technology agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Ltd.. IVP Technology issued these shares on or about August 6, 2002.

In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $340,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.10 per share, or an aggregate of $10,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

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

The convertible debentures contain a beneficial conversion feature computed at its intrinsic value that is the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible at the commitment date. Since the beneficial conversion feature is to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $64,286, was recorded as an interest expense and a component of equity on the issuance date.

On April 26, 2002, IVP Technology issued 62,027 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.

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

On or about March 25, 2002, IVP Technology issued 4,000,000 shares of common stock to Sherry Bullock to be held in escrow pending achievement of the performance clauses related to the September 17, 2001 agreement with International Technology Marketing. Subsequently, Ms. Bullock left employment with IVP Technology and has accepted a partial payment of 800,000 shares and the remainder of her performance based shares will be reallocated to the remaining members of International Technology Marketing.

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

On or about March 25, 2002, IVP Technology issued 2,375,600 shares of common stock valued at $.05 per share to Thomas Chown for the conversion of $118,780 of debts owed by the corporation for services performed in 2001.

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

On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Michael Sidrow to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. In June 2002, these shares were rescinded as a result of Mr. Sidrow's resignation from the board of directors.

On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Robert King to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. In June 2002, these shares were rescinded as a result of Mr. King's resignation from the board of directors.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


OTHER INFORMATION

Not applicable.

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

EXHIBIT NO.  DESCRIPTION                                                        LOCATION
-----------  ----------------------------------------------------------------   --------------------------------------------------

2.1          Agreement and Plan of Reorganization dated March 21, 2000          Incorporated by reference to Exhibit 4.1 to IVP
             between IVP Technology Corporation and Erebus Corporation          Technology's Form 8-K12G3 filed on April 19, 2000

3.1          Certificate of Amendment of Articles of Incorporation              Incorporated by reference to Exhibit 3.1 to IVP
                                                                                Technology's Form 10-KSB filed on April 15, 2002

4.4          Description of Securities                                          Incorporated by reference to Exhibit 4.4 to IVP
                                                                                Technology's Form S-8 filed on July 23, 2001

10.4         Second Amending Agreement to Software Distribution Agreement       Incorporated by reference to Exhibit 10.4 to IVP
             dated as of May 31, 2000 between the Registrant and Orchestral     Technology's Form 10-QSB filed on September 24, 2000
             Corporation

10.5         Service Bureau Arrangement Agreement dated September 28, 2000      Incorporated by reference to Exhibit 10.5 to IVP
             between the Registrant and E-RESPONSES.COM                         Technology's Form 10-QSB filed on November 14, 2000

10.6         Stock Purchase Agreement dated September 17, 2001 among the        Incorporated by reference to Exhibit 10.6 to IVP
             Registrant, International Technology Marketing, Inc., Brian        Technology's Form 10-KSB filed on April 15, 2002
             MacDonald, Peter Hamilton, Kevin Birch, Sherry Bullock, and Geno
             Villella

10.7         Agreement dated May 15, 2000 between the Registrant and Rainbow    Incorporated by reference to Exhibit 10.7 to IVP
             Investments International Limited                                  Technology's Form 10-KSB filed on April 15, 2002

10.8         Employment Agreement dated August 30, 2001 between International   Incorporated by reference to Exhibit 10.8 to IVP
             Technology Marketing, Inc. and Brian J. MacDonald                  Technology's Form 10-KSB filed on April 15, 2002

10.9         Agreement dated February 12, 2002 between the Registrant and       Incorporated by reference to Exhibit 10.9 to IVP
             SmartFOCUS Limited                                                 Technology's Form 10-KSB filed on April 15, 2002

10.10        Warrant Agreement dated May 15, 2000 between the Registrant and    Incorporated by reference to Exhibit 10.10 to IVP
             Rainbow Investments International Limited                          Technology's Form 10-KSB filed on April 15, 2002

10.11        Convertible  Promissory Note dated May 2000 between the            Incorporated by reference to Exhibit 10.11 to IVP
             Registrant   and  Rainbow   Investments   International            Technology's Form 10-KSB filed on April 15,
             Limited                                                            2002

10.12        Software Distribution Agreement dated December 28, 2001 between    Incorporated by reference to Exhibit 10.12 to IVP
             the Registrant and TIG Acquisition Corporation                     Technology's Form 10-KSB filed on April 15, 2002

10.13        Loan Agreement dated January 16, 2002 between the Registrant and   Incorporated by reference to Exhibit 10.13 to IVP
             DCD Holdings Limited                                               Technology's Form 10-KSB filed on April 15, 2002

10.14        Agreement for the Provision of Marketing Services dated May 3,     Incorporated by reference to Exhibit 10.1 to IVP
             2002 between the Registrant and Vanessa Land                       Technology's Form S-8 filed with the SEC on May 3,
                                                                                2002

10.15        Reserved

EXHIBIT NO.  DESCRIPTION                                                        LOCATION
-----------  ----------------------------------------------------------------   --------------------------------------------------

10.16        Employment Agreement dated August 30, 2001 between International   Incorporated by reference to Exhibit 10.16 to IVP
             Technology Marketing, Inc. and Geno Villella                       Technology's Form 10-KSB filed on April 15, 2002

10.17        Employment Agreement dated August 30, 2001 between International   Incorporated by reference to Exhibit 10.17 to IVP
             Technology Marketing, Inc. and Kevin Birch                         Technology's Form 10-KSB filed on April 15, 2002

10.18        Employment Agreement dated August 30, 2001 between International   Incorporated by reference to Exhibit 10.18 to IVP
             Technology Marketing, Inc. and Peter J. Hamilton                   Technology's Form 10-KSB filed on April 15, 2002

10.19        Employment Agreement dated August 30, 2001 between International   Incorporated by reference to Exhibit 10.19 to IVP
             Technology Marketing, Inc. and Sherry Bullock                      Technology's Form 10-KSB filed on April 15, 2002

10.20        Loan and Security Agreement dated July 30, 2001 among the          Incorporated by reference to Exhibit 10.20 to IVP
             Registrant, Clarino Investments International Ltd., and Berra      Technology's Form 10-KSB filed on April 15, 2002
             Holdings Ltd.

10.21        Consulting and Advisory Extension Agreement dated February 14,     Incorporated by reference to the Exhibit to IVP
             2001 between the Registrant and Barry Gross D/B/A Gross Capital    Technology's Form 10-QSB filed on May 21, 2001
             Associates

10.22        Letter Agreement dated June 28, 2001, between the Registrant and   Incorporated by reference to Exhibit 4.1 to IVP
             Andris Gravitis                                                    Technology's Form S-8 filed on July 23, 2001

10.23        Letter Agreement dated June 28, 2001, between the Registrant and   Incorporated by reference to Exhibit 4.2 to IVP
             Thomas Chown.                                                      Technology's Form S-8 filed on July 23, 2001

10.24        Letter Agreement dated May 30, 2001, between the Registrant and    Incorporated by reference to Exhibit 4.3 to IVP
             Ruffa & Ruffa, P.C. for Modification of Retainer Agreement         Technology's Form S-8 filed on July 23, 2001

10.25        Consulting Agreement dated September 1, 2000 between the           Incorporated by reference to Exhibit 13.1 to IVP
             Registrant and Barry Gross d/b/a Gross Capital Associates          Technology's Form 10-KSB filed on July 5, 2001

10.26        Consulting and Advisory Agreement dated September 25, 2000         Incorporated by reference to Exhibit 13.2 to IVP
             between the Registrant and Koplan Consulting Corporation           Technology's Form 10-KSB filed on July 5, 2001

10.27        Warrant Agreement dated April 3, 2002 between the Registrant and   Incorporated by reference to Exhibit 10.27 to IVP
             Cornell Capital Partners LP                                        Technology's Form 10-KSB filed on April 15, 2002

10.28        Equity Line of Credit Agreement dated April 3, 2002 between the    Incorporated by reference to Exhibit 10.28 to IVP
             Registrant and Cornell Capital Partners LP                         Technology's Form 10-KSB filed on April 15, 2002

10.29        Registration Rights Agreement dated April 3, 2002 between the      Incorporated by reference to Exhibit 10.29 to IVP
             Registrant and Cornell Capital Partners, LP                        Technology's Form 10-KSB filed on April 15, 2002

EXHIBIT NO.  DESCRIPTION                                                        LOCATION
-----------  ----------------------------------------------------------------   --------------------------------------------------

10.30        Escrow Agreement dated April 3, 2002 among the Registrant,         Incorporated by reference to Exhibit 10.30 to IVP
             Cornell Capital Partners, LP, Butler Gonzalez, and First Union     Technology's Form 10-KSB filed on April 15, 2002
             National Bank

10.31        Securities Purchase Agreement dated April 3, 2002 among the        Incorporated by reference to Exhibit 10.31 to IVP
             Registrant and the Buyers                                          Technology's Form 10-KSB filed on April 15, 2002

10.32        Escrow Agreement dated April 3, 2002 among the Registrant, the     Incorporated by reference to Exhibit 10.32 to IVP
             Buyers, and First Union National Bank                              Technology's Form 10-KSB filed on April 15, 2002

10.33        Debenture Agreement Dated April 3, 2002 between the Registrant     Incorporated by reference to Exhibit 10.33 to IVP
             and Cornell Capital Partners LP                                    Technology's Form 10-KSB filed on April 15, 2002

10.34        Investor Registration Rights Agreement dated April 3, 2002         Incorporated by reference to Exhibit 10.34 to IVP
             between the Registrant and the Investors                           Technology's Form 10-KSB filed on April 15, 2002

10.35        Placement Agent Agreement dated April 3, 2002 among the            Incorporated by reference to Exhibit 10.35 to IVP
             Registrant, Westrock Advisors, Inc. and Cornell Capital Partners   Technology's Form 10-KSB filed on April 15, 2002
             LP

10.36        Letter Agreement dated February 20, 2002 between the Registrant    Incorporated by reference to Exhibit 10.36 to IVP
             and Buford Industries Inc.                                         Technology's Form 10-KSB filed on April 15, 2002

10.37        Letter Confirmation Agreement dated July 21, 2001 between the      Incorporated by reference to Exhibit 10.37 to IVP
             Registrant and Buford Industries Inc.                              Technology's Form 10-KSB filed on April 15, 2002

10.38        Consulting Agreement dated March 1, 2002 between the Registrant    Incorporated by reference to Exhibit 10.38 to IVP
             and Danson Partners LLC                                            Technology's Form 10-KSB filed on April 15, 2002

10.39        Term Sheet between the Registrant and Cornell Capital Partners,    Incorporated by reference to Exhibit 10.39 to IVP
             LP Increasing the Commitment under the Equity Line of Credit to    Technology's Form SB-2 filed on May 15, 2002
             $10 million

10.40        Consulting Agreement dated February 12, 2002 between the           Incorporated by reference to Exhibit 10.40 to IVP
             Registrant and Danson Partners LLC                                 Technology's Form SB-2 filed on May 15, 2002

10.41        Escrow Agreement dated as of May 15, 2002 among the Registrant,    Incorporated by reference to Exhibit 10.41 to IVP
             Brian MacDonald, Peter Hamilton, Kevin Birch, Sherry Bullock,      Technology's Form SB-2 filed on May 15, 2002
             and Gino Villella

10.42        Termination letter dated June 13, 2002 between the Registrant      Provided herewith
             and Orchestral Corporation

10.43        Acquisition Agreement dated as of May 28, 2002 regarding the       Provided herewith
             purchase of Ignition Entertainment

10.44        Consulting Agreement dated as of June 1, 2002 Ignition             Provided herewith
             Entertainment Limited and Montpelier Limited

(b)   Reports on Form 8-K.

On August 8, 2002, IVP Technology filed a Form 8-K disclosing that it was not required to file financial information regarding its acquisition of Ignition Entertainment.

On May 29, 2002, IVP Technology filed a report on Form 8-K disclosing that on May 22, 2002 IVP Technology Corporation entered into a Purchase and Sale agreement to acquire all of the common shares of Ignition Entertainment Limited, an entity formed in the United Kingdom, that develops, produces and distributes consumer software and games for multiple computer, game, communication and hand held device platforms.

In the same May 29, 2002 report on Form 8-K, IVP Technology disclosed that on May 13, 2002, Dr. Michael Sidrow and Mr. Robert King resigned from IVP Technology's Board of Directors due to personal reasons associated with their other obligations. The board of directors of IVP Technology has invited Shabir Randeree, Managing Director of DCD Limited, and Hassan Sadiq, Chief Operating Officer of The Innovation Group to become members of the board in replacement for Messrs. Sidrow and King to serve until the next Annual General Meeting of shareholders expected in the Fall of 2002. Both Mr. Sadiq and Mr. Randeree reside in the United Kingdom.

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/s/ Brian MacDonald                               August 19, 2002
--------------------------------------------
By:   Brian MacDonald
      President, Chief Executive Officer and
      Acting Chief Financial Officer