Form 10QSB
period 2002-09-30
IVP TECHNOLOGY CORP
filed 2002-11-19
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                -------------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           IVP TECHNOLOGY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Nevada                                         65-6998896
----------------------------                     -----------------------------
(State or other jurisdiction                            (IRS Employer
     of incorporation                                Identification No.)
     or  organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      119,963,261 shares of common stock, $.001 par value, were outstanding on October 31, 2002

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I -   FINANCIAL INFORMATION

           ITEM 1.    Consolidated Financial Statements

                      Consolidated Balance Sheets as of September 30, 2002
                       (Unaudited) and December 31, 2001 (Audited)

                      Consolidated Statement of Operations for the Three Months
                       and Nine Months Ended September 30, 2002 and September 30, 2001

                      Consolidated Statement of Cash Flows for the Nine Months
                       Ended September 30, 2002 and September 30, 2001

                      Notes to Consolidated Financial Statements

           ITEM 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

PART II-   OTHER INFORMATION

           ITEM 1. Legal Matters

           ITEM 2. Changes in Securities

           ITEM 3. Defaults Upon Senior Securities

           ITEM 4. Submission of Matters to a Vote of Security Holders

           ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002

                                                                                     SEPTEMBER 30,         DECEMBER 31, 2001
                                                                                         2002                  (AUDITED)
                                                                                      (UNAUDITED)            (AS RESTATED)
                                                                                 ---------------------   ---------------------
ASSETS
CURRENT ASSETS
  Cash                                                                            $                -      $               232

  Accounts Receivable (Less Allowance for Doubtful Accounts of $43,970)                      608,133                        -

  Inventory                                                                                    2,236                        -

  Prepaid expenses                                                                            59,158                        -
                                                                                 ---------------------   ---------------------

 Total Current Assets                                                                        769,527                        -
                                                                                 ---------------------   ---------------------
FIXED ASSETS

  Plant, Property and Equipment, at Cost                                                     534,950                        -

  Accumulated Depreciation                                                                  (98,657)                        -
                                                                                 ---------------------   ---------------------

                                                                                             436,293                        -
                                                                                 ---------------------   ---------------------
OTHER ASSETS

  Excess of Cost Over Net Assets Acquired                                                  5,919,926                        -

  Miscellaneous Receivable                                                                         -                      872

  License Agreement - Software, net of accumulated amortization of $267,605                  446,007                3,600,431

  Software Development, net of accumulated amortization of $5,041                             40,326                        -

  Other Assets                                                                                94,943                        -
                                                                                 ---------------------   ---------------------

 Total Other Assets                                                                        6,501,202                3,601,303
                                                                                 ---------------------   ---------------------
TOTAL ASSETS                                                                     $         7,707,022      $         3,601,535

                                                                                 =====================   =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES

  Bank Overdraft                                                                 $           11,035       $                 -

  Accounts payable and accrued liabilities                                                  990,640                   479,571

  Accounts payable - license agreement                                                            -                 3,620,268

  Other Payables                                                                            283,256                         -

  Accrued Interest                                                                           11,484                    34,841

  Due to DcD Factors, Plc                                                                   359,103

  Income Taxes Payable                                                                      156,911                         -

  Notes payable                                                                             104,020                   200,000
                                                                                 ---------------------   ---------------------

 Total Current Liabilities                                                                1,916,449                 4,334,680
                                                                                 ---------------------   ---------------------
LONG-TERM LIABILITIES

  Convertible debenture                                                                     150,000                         -

  Notes payable                                                                             319,826                   129,020
                                                                                 ---------------------   ---------------------
 Total Long-Term Liabilities
                                                                                            469,826                   129,020
                                                                                 ---------------------   ---------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)

  Preferred stock, $.001 par value, 50,000,000 shares authorized, none                            -                         -
    issued and outstanding
  Common stock, $.001 par value 150,000,000 shares authorized,

  88,949,261 and 48,752,848 shares issued and outstanding, respectively                      88,949                    48,753

  Common stock to be issued                                                               6,851,009                    50,000
  Additional paid-in capital                                                             19,090,256                13,314,354

  Accumulated deficit                                                                  (20,302,081)              (13,935,272)

  Other Comprehensive Income -Exchange Gain                                                  15,114                         -

  Less deferred equity line commitment fees                                               (262,500)                         -

  Less deferred compensation and licensing fee                                            (160,000)                 (340,000)
                                                                                 ---------------------   ---------------------
 Total Stockholders' Equity (Deficiency)                                          $       5,320,747                 (862,165)
                                                                                 ---------------------   ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                   7,707,022       $         3,601,535

                                                                                 =====================   =====================
         See Accompanying Notes to the Consolidated Financial Statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                              -----------------------------------------  -----------------------------------------
                                               SEPTEMBER 30, 2002  SEPTEMBER 30, 2001     SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                              -----------------------------------------  -----------------------------------------
                                                                       AS RESTATED                                AS RESTATED
                                              -----------------------------------------  -----------------------------------------
                                                             (UNAUDITED)                                (UNAUDITED)
REVENUE
Net Sales                                      $   1,408,402       $    13,238           $    1,905,728           $    67,358
                                              ------------------------------------------------------------------------------------
Cost of Sales:
  Product Costs                                    1,140,754                                  1,519,335
  Development Costs
                                                     100,984                                    102,014
  Distribution and other costs including
   amortization                                      316,725                -                 1,226,158                     -
                                              -----------------------------------------  -----------------------------------------
Total Cost of Sales
                                                   1,558,463                -                 2,847,507                     -
                                              -----------------------------------------  -----------------------------------------
Gross Profit (Loss)                            $    (150,061)      $    13,238           $     (941,779)          $    67,358
                                              -----------------------------------------  -----------------------------------------

OPERATING EXPENSES

Amortization and depreciation                        137,660            60,000                  310,699               180,000

Consulting fees                                      265,440           208,529                  658,995               430,357

Legal and accounting                                  84,955            34,892                  300,638               100,076

Salaries and wages                                 4,314,840                 -                4,429,125                     -

Management Fees                                       45,904             1,000                  124,564                 5,500

Financial advisory fees                                    -                 -                  150,000                     -

Bad Debts                                                  -            13,238                   (3,000)               46,970

Other general & administration                        15,669             5,227                  380,459                95,906
                                              -----------------------------------------  -----------------------------------------
TOTAL OPERATING EXPENSES                           4,864,468           322,886                6,351,480               858,809
                                              -----------------------------------------  -----------------------------------------

LOSS FROM OPERATIONS                           $  (5,014,529)      $  (309,648)          $   (7,293,259)         $   (791,451)
                                              -----------------------------------------  -----------------------------------------

OTHER INCOME/(EXPENSE)
Gain on early extinguishment of debts                924,904                 -                1,021,238                     -
Interest income                                        5,084                 -                    6,022                     -
Interest expense                                     (25,943)           (5,000)                (100,812)              (91,000)
                                              -----------------------------------------  -----------------------------------------
TOTAL OTHER INCOME (EXPENSE)                         904,045            (5,000)                 926,448               (91,000)
                                              -----------------------------------------  -----------------------------------------
NET LOSS                                       $  (4,110,484)      $  (314,648)          $   (6,366,811)         $   (882,451)
                                              =========================================  =========================================

LOSS PER SHARE                                         (0.03)            (0.01)                   (0.07)                (0.02)
                                              =========================================  =========================================

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES                         118,299,435       46,403,484               95,218,392            40,216,459
                                              =========================================  =========================================

         See Accompanying Notes to the Consolidated Financial Statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              For the Nine Months Ended
                                                                      ------------------------------------------
                                                                      September 30, 2002     September 30, 2001
                                                                                                As Restated
                                                                          (Unaudited)           (Unaudited)
                                                                      --------------------  --------------------
             CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                 $       (6,366,811)   $          (882,451)
             Adjustments to reconcile net loss to net
                 cash used in  operating activities:

              Stock issued for services                                          567,780                669,793

              Stock issued for compensation                                    3,800,000

              Reserve for Bad Debts                                                    -                 46,970

              Interest expense on beneficial conversion                           64,286                 76,000

              Gain on extinquishment of debts                                 (1,021,238)

              Amortization and Depreciation                                    1,488,411                180,000

              Foreign Exchange Loss                                               30,139
             Changes in operating assets and liabilities:
             (Increase) decrease in:

             Accounts receivable                                                (608,133)               (40,518)

             Prepaid Expenses                                                   (159,158)

             Inventory                                                            (2,236)
             Increase (decrease) in:

              Accounts payable and accrued expenses                              511,069               (136,883)

                Accounts payable - license agreement                            (713,610)                     -

                Income taxes payable                                             156,911

             Interest payable and other                                          (41,844)                     -
                                                                      --------------------  --------------------
               Net Cash Used In Operating Activities                          (2,294,434)               (87,089)
                                                                      --------------------  --------------------
             CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of fixed assets                                            (152,077)

            Purchase of Software                                                 (45,367)                     -

            Net assets acquired                                                1,291,059

             Other                                                                  (885)                     -
                                                                      --------------------  --------------------
               Net Cash Provided By Investing Activities                       1,092,730                      -
                                                                      --------------------  --------------------

             CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash Overdraft                                                       11,035

             Proceeds from loans and notes                                     1,215,437                 85,970

             Payment on Notes Payable                                            (25,000)
                                                                      --------------------  --------------------
               Net Cash Provided By Financing Activities                       1,201,472                 85,970
                                                                      --------------------  --------------------

             NET DECREASE IN CASH                                                   (232))               (1,119)
             CASH AND CASH EQUIVALENTS AT BEGINNING

                OF PERIOD                                                            232                  1,424
                                                                      --------------------  --------------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD               $                -    $               305
                                                                      ====================  ====================

         See Accompanying Notes to the Consolidated Financial Statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002


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

         (D) PRINCIPLES OF CONSOLIDATION
         -------------------------------

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ignition Entertainment Limited and Springboard Technology Solutions, Inc. All significant inter-company transactions and balances have been eliminated.

         (E) FOREIGN CURRENCY TRANSACTIONS
         -------------------------------

         The Company predominately uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

         (F) USE OF ESTIMATES
         -------------------------------

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

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

         (I) ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
         ------------------------------------------------------

         The Company makes judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

         The Company also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

         (J) INVENTORY
         -------------

         Inventories, which consist primarily of system components, parts and supplies and completed games and other video accessories, are stated at the lower of weighted average cost or market. The weighted average cost of inventories approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and nonsalable inventories and records necessary provisions to reduce such inventories to net realizable value.

         (K) PLANT, PROPERTY AND EQUIPMENT
         ---------------------------------

         Plant, property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term for leasehold improvements ranging from 3 to 10 years .
         Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.

          (L) LONG-LIVED ASSETS
         ----------------------

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         carrying amount or fair value less cost to sell. The Company has not recognized any impairment loss during the nine months ended September 30, 2002.

         (M) EXCESS OF COST OVER NET ASSETS ACQUIRED
         -------------------------------------------

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Aquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

         (N) INCOME TAXES
         ----------------

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

         (O) CONCENTRATION OF CREDIT RISK
         --------------------------------

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         (P) LOSS PER SHARE
         ------------------

         Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". There were no common stock equivalents at September 30, 2002.

         (Q) BUSINESS SEGMENTS
         ---------------------

         The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

         (R) REVENUE RECOGNITION
         -----------------------

         Risk and Uncertainties

         A significant portion of all of the Company's net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, realization of deferred income taxes, valuation of inventories and the adequacy of allowances for returns, price protection and doubtful accounts. Actual amounts could differ significantly from these estimates.

         REVENUE RECOGNITION

         Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $110,000 and $0 for the three months ended September 30, 2002 and 2001, respectively, and $200,000 and $0 for the nine months ended September 30, 2002 and 2001, respectively.

         Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $1,241,332 and $13,238 for the three months ended September 30, 2002 and 2001, respectively and $1,648,658 and $67,358 for the nine months ended September 30, 2002 and 2001, respectively.

         Revenue from services and commercial software sold under license were $57,070 and $0 for the three months ended September 30, 2002 and 2001 respectively, and $57,070 and $ 0 for the nine months ended September 30, 2002 and 2001, respectively.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms.

         The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

         (S) NEW ACCOUNTING PRONOUNCEMENTS
         ---------------------------------

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         June 15, 2002, with earlier application encouraged.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting
         Principles Board (APB) Opinion No 30, " Reporting the Results of Operations". SFAF No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required.

         In April 2002, the FASB issued SFAS No 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No 13, and Technical Corrections", which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS 145 eliminates the requirement under FASB No. 4, "Reporting Gains and Losses from Extinquishment of Debt" to report gains and losses from extinguishments of debt as extraordinary items in the income statement.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2     NOTES PAYABLE

         (A)  NOTES PAYABLE - SHORT-TERM
         -------------------------------

         The Company had a convertible note payable with Rainbow Investments International Limited ("RII") for $200,000, which was outstanding at March 31, 2002 and December 31, 2001. The note bore interest at 10% per annum and was due May 2001. As of March 31, 2002, accrued interest on the note amounted to $37,561. The debt and accrued interest was convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from RII of their intent to convert the note and accrued interest to common stock. On June 28, 2002, the Company converted the note plus accrued interest into 2,410,916 shares of restricted common stock in full satisfaction of the outstanding obligation and accrued interest.

         DCD FACTORING AGREEMENT
         -----------------------

         On April 9, 2002, Ignition Entertainment Limited entered into a one-year factoring agreement with DcD Factors, Plc wherein Ignition Entertainment Limited has agreed to borrow and DcD Factors, Plc has agreed to loan, on a fully secured basis, up to (pound)500,000 to Ignition Entertainment Limited based on 75% of its eligible accounts receivables . Interest charged on amounts borrowed is equal to 3% above the UK Base Bank rate. Under the terms of the factoring loan agreement, DcD Factors, Plc is obligated to remit, from time to time, excess collections to Ignition Entertainment Limited to the extent that collections on secured receivables exceed the sum of (i) advances made by DcD Factors, Plc, (ii) interest and service charges on funds advanced, (iii) monthly services fees and (iv) customer discounts. Ignition Entertainment Limited has granted DcD Factors, Plc a first lien and security interest in all of Ignition Entertainment Limited's assets, including its accounts receivable, inventories and intangible assets. In accordance with the provisions of SFAS 140, the Company has treated this Factoring Facility as a secured borrowing by Ignition Entertainment Limited and not as a sale of accounts receivable. As of September 30, 2002, Ignition Entertainment Limited has borrowed $359,103 from DcD Factors, Plc which is reported as a currently liability in the September 30, 2002 balance sheet as " Due To DcD Factors"

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         (B)  NOTES PAYABLE - LONG-TERM
         ------------------------------

         On July 30, 2001, the Company entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of September 30, 2002 and December 31, 2001, the balance due on this note was $104,020 and $129,020, respectively. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd., an unrelated party. Accrued interest of $7,888 is due Berra Holdings, Ltd. as of September 30, 2002.

         5% CONVERTIBLE DEBENTURE
         ------------------------

         In April 2002, IVP Technology raised $150,000 of gross proceeds from the issuance of convertible debentures to Cornell Capital Partners, LP. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or
         (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

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

         Accrued interest at September 30, 2002 was $3,596.

         Future maturities of long-term debt as of September 30, 2002 are as follows:

                      Year             Amount
                      ----             ------

                      2003          $  104,020
                      2004             150,000
                      2005             319,826

                                    ------------
                     Total          $  573,846

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         LINE OF CREDIT FACILITY
         -----------------------

         On April 10, 2002 Ignition Entertainment Limited entered into a (pound)1,000,000 revolving credit facility with Revelate Limited for the purpose of allowing Ignition Entertainment Limited to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Revelate will advance up to 60% of the purchase price of goods and services purchased by Ignition Entertainment Limited for its business. Ignition Entertainment Limited is obligated to pay Revelate Limited interest on each advance at a rate equal to 3% over the UK Bank Base rate, a 2% commission of total disbursements made on behalf of Ignition Entertainment Limited and a facility fee of (pound)500. Ignition Entertainment Limited's obligation to repay an advance is guaranteed by DcD Factors, Plc As of September 30, 2002, the Company has not borrowed any funds under the Revolving Credit Facility.

NOTE 3   STOCKHOLDERS' EQUITY (DEFICIENCY)

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         On April 26, 2002 and June 28, 2002, the Company issued 3,032,000 shares of restricted common stock to Cornell Capital Partners, LP, having a value of $330,000 as a one-time commitment fee (See Note 4(F)).

         On April 26, 2002 and June 28, 2002, the Company issued 1,040,000 shares of restricted common stock to Danson Partners, LLC, having a value of $125,000 for financial consulting services rendered (See Note 4(F)).

         On May 28, 2002, the Company acquired Ignition Entertainment Limited. IVP Technology will issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition Entertainment Limited over a period of two years from the date of the acquisition. Additionally, the management team of Ignition Entertainment Limited may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement (See Note 5).

         In May 2002, the Company entered into an agreement with Vanessa Land for marketing and advisory services connected with product marketing in the European Economic Community and North America. In relation with this agreement, IVP Technology issued 5,000,000 shares of common stock to Ms. Land. These shares were registered on a Form S-8 filed on May 3, 2002. These shares were valued at $.05 per share, or an aggregate of $250,000, on the date of issuance. (See Note 4(D)).

         On May 1, 2002, the Company agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Limited. IVP Technology issued these shares on or about August 6, 2002.

         On June 28, 2002, IVP Technology issued 2,410,916 shares of common stock to Rainbow Investments pursuant to the terms of our March 17, 2000 debt conversion agreement (See Note 2(A)).

         On June 28, 2002, the Company issued 23,370 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.

         On June 28, 2002, the Company issued 100,000 shares of restricted common stock to Westrock Advisors having a value of $20,000 for placement agent fees.

         On August 6, 2002, the Company issued 560 shares of restricted common stock to Brian MacDonald having a value of $73 for the acquisition of Springboard Technology.

         On August 6, 2002, the Company issued 560 shares of restricted common stock to Peter Hamilton having a value of $ 73 for the acquisition of Springboard Technology.

         On August 6, 2002, the Company issued 560 shares of restricted common stock to Kevin Birch having a value of $73 for the acquisition of Springboard Technology.

         On August 6, 2002, the Company issued 160 shares of restricted common stock to Geno Villella having a value of $21 for the acquisition of Springboard Technology.

         On August 6, 2002, the Company issued 160 shares of restricted common stock to Sherry Bullock having a value of $ 21 for the acquisition of Springboard Technology.

         On September 30, 2002, the former shareholders of ITM earned 20,000,000 contingent shares having a value of $3,800,000. These shares are to be released out of escrow. (See Note 4(E)).

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

NOTE 4   AGREEMENTS

         (A)  SOFTWARE DISTRIBUTION AGREEMENTS

         On March 30, 1999, the Company entered into a software distributing agreement granting the Company an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendments and extensions.) The significant terms and conditions governing the agreement are as follows:

         >    Payment by the Company of $50,000 in development funds.

         > Issuance of 500,000 in common shares of the Company to the owners and developers of the software upon its delivery, which was in October 1999.

         > Royalty payments of 20% on the first $500,000 of sales, 12.5% on sales between $500,000 and $1,000,000 and 5% on sales over $1,000,000.

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

         In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required the Company to issue 1,000,000 common shares and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services of or to develop its own technical support and internal marketing group. In addition, the Company is required to complete a minimum of twelve sales or licensing agreements of the software product prior to the expiration of the twelve-month period ending June 1, 2002. In the event that the minimum sales requirement is not met, the Company is required to compensate the Software Owner for unpaid royalties at the rate of $3,750 per sale shortfall up to the maximum of twelve, or $45,000, and issue 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 has been changed from 5% to 7.5%.

         On June 13, 2002, the Company notified the Licensor that it was canceling its license agreement effective immediately. As of the date of cancellation, the Company was obligated to issue 100,000 shares of common stock to the software owner. As of September 30, 2002, the shares have not been issued.

         (B)  CONSULTING AGREEMENTS
         --------------------------

         On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (SEE NOTE 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,012,475 common shares to the consultant as an additional fee. As of September 30, 2002, the Company has not received a request for the additional shares.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         (C)  LICENSING AGREEMENT
         ------------------------

         On December 28, 2001, the Company entered into a two-year licensing agreement to distribute software used by the insurance industry, which agreement includes a non-exclusive right to sell such software to clients in North America, Mexico, Canada, and their overseas territories. The cost of such agreement was (pound)2,500,000 (US $3,620,268) and is being amortized over the two-year period of the agreement. Through September 30, 2002, the Company paid the Innovation Group, Plc $713,612 in connection with the License. On September 30, 2002, the Company renegotiated the terms of the License Agreement whereby the Licensor agreed to extinguish the remaining amount due under the agreement, or $2,906,656 in exchange for the return of the license and distribution rights to the Classifier(TM) software product to the financial services sector. The Company was also granted a non-exclusive distributorship for the i-Bos(TM) software product. For financial statements purposes, the Company recorded a gain on the early extinquishment of debt in the amount of $924,904. This gain is reported as Other Income in the Consolidated Statement of Operations. Amortization expense for the three-month and nine month periods ended September 30, 2002 was $267,604 and $1,172,672, respectively and is included in cost of sales. Deferred licensing fees, net of amortization is included as an Other Asset on the balance sheet.

         (D)  MARKETING AGREEMENT
         ------------------------

         On January 18, 2002, the Company entered into a one- year marketing agreement with Ms. Vanessa Land to provide product marketing and advisory services to the Company in the European Economic Community and North America territories. . The Company issued 5,000,000 shares to the consultant on March 25, 2002 which were registered in a Form S-8 filed on May 3, 2002. The shares were valued at $.05 per share corresponding to the date that the Company's Board of Directors approved the grant of shares to Ms Land. The Company accounted for the cost of the marketing agreement by recording an expense for the entire cost in the amount of $250,000. Such expense is included in Consulting Fees in the Consolidated Statement of Operations.

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

         The revenue milestones to be reached after the closing are as follows:

         > Upon achieving revenues of $500,000 the escrow agent will release 10,000,000 shares.

         > Upon achieving an additional $500,000 of revenues the escrow agent will release another 10,000,000 shares.

         > Upon achieving $2,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         > Upon achieving $6,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         >    Upon  reaching   $16,200,000  in  cumulative  revenues  the  final
              10,000,000 shares will be released.

         Pending execution of the escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. The contingent shares will be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned. During the quarter ended September 30, 2002, the former ITM shareholders became eligible to receive 20,000,000 shares out of escrow. The Company recorded compensation expense of $3,800,000 for the quarter and credited shareholders equity for the value of the contingent stock earned. The Company valued the shares at $.19 per share based on the closing price of the stock at September 30, 2002, the date that the shares are deemed earned.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         (F)  CORNELL CAPITAL PARTNERS, L.P. EQUITY LINE OF CREDIT AGREEMENT
         -------------------------------------------------------------------

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

         (G)  MONTPELIER LIMITED
         -----------------------

         On June 1, 2002, Ignition Entertainment Limited entered into a consulting agreement with Montpelier Limited ("Montpelier") whereby Montpelier will provide business development and financial advice to Ignition Entertainment Limited. Under the terms of the agreement, Ignition Entertainment Limited is obligated to pay Montpelier annually (pound)179,850 ($262,970) in equal monthly installments. Additionally, Montpelier was entitled to receive a signing bonus of (pound)29,975 ($43,828) upon execution of the agreement. The cost of this agreement will be borne by Ignition Entertainment Limited and Montpelier will be paid out of Ignition Entertainment Limited's operating cash flow.

NOTE 5   ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

         On May 28, 2002, the Company acquired 100% of the stock of Ignition Entertainment Limited, a UK corporation, that specializes in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. This acquisition is the Company's first step in expanding the Company's business from only an enterprise software distributor to a developer, publisher and licensor of consumer software entertainment and video games. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.13687 per share for a total purchase price of $6,843,509. As agreed by the parties, the purchase price was determined by using the weighted average share price of the Company's common stock for the 60 day period prior to entering into acquisition discussions. These shares will be held in escrow until disbursed in accordance with the terms of the escrow agreement. IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition Entertainment Limited acquisition (the "Incentive Stock") DcD Holdings Limited will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition Entertainment Limited. The Ignition Entertainment Limited management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are also convertible into 15,000,000 shares of IVP Technology common stock, for key employees and shareholders depending upon the attainment of certain levels of gross revenues and net income. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         acquired net tangible assets of $1,291,060. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $5,552,449. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The non-incentive common stock that the Company is obligated to issue for the purchase of Ignition Entertainment Limited's net assets is recorded in the Equity section of the balance sheet as Common Stock to be Issued. The liability associated with any Incentive Stock issuable in conjunction with this acquisition based on the achievement of certain revenue and net income results over a two-year period will be recorded as additional goodwill as payout thresholds are achieved.

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ignition Entertainment Limited had been made at the beginning of the periods presented:

                                         NINE MONTHS ENDED    FISCAL YEAR ENDED
                                         SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                         ------------------   -----------------

          Net sales                         $  2,917,036        $      67,358
          Net earnings (loss)                 (8,405,880)          (1,211,148)
          Basic and diluted earnings
           (loss) per common shares         $       (.09)       $        (.03)

         The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 6   ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS, INC.

         On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. ("Springboard") for consideration of 2,000 common shares on the basis of a one for one exchange. The value of the common stock issued was $260 or $.13 per share based on the value of the Company's common stock on the date that the Board approved the transaction. Springboard was owned by the former shareholders of International Technology Marketing Inc., including Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella and Sherry Bullock all of whom were officers of the Company at the time of acquisition. Springboard is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard had 10 full time employees and consultants. The acquisition will enable the Company to expand its enterprise software business and complements its existing enterprise software products. It also provides the Company with additional employees dedicated to the marketing and selling of the enterprise line of software products. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. As a result of the Springboard acquisition, the Company recorded goodwill in the amount of approximately $360,000. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. As of the balance sheet date, management has determined that the goodwill associated with this acquisition is not impaired.

         The Company's acquisition of Springboard is not considered a "significant" or material event because Springboard's net assets and results of operations are less than 10% of the Company's consolidated balance sheet and results of operations.

NOTE 7  PRIOR PERIOD ADJUSTMENT

         The Company entered into a convertible promissory note (the "Note") with Rainbow Investments International Limited ("RII") for a principal sum of $200,000. The Company borrowed the money to meet certain operating expenses. The Note bears interest at 10% per annum and was due May 14, 2001. The debt and accrued interest is convertible to common stock at a conversion price equal to 80% of the average closing bid price per common share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

         notice from RII of their intent to convert the Note and accrued interest to common stock. The note was converted and the shares were issued on June 28 2002.

         In connection with the Note, the Company issued warrants to purchase up to 100,000 shares of common stock at an exercise price equal to 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such per exercise share at any time to and through May 15, 2001. Using the Black-Scholes model, the warrants have an estimated value of $30,000, using the following assumptions: no annual dividend, volatility of 53.1%, risk-free interest rate of 6.33% and a term of one year.

         The Company did not account for the value of the beneficial conversion feature and warrants upon issuance of the Note in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and APB 14 "Accounting for Convertible Debt and Debt Issue with Stock Purchase Warrants". The Company believed that the effect of EITF 98-5 and APB 14 does not affect the trend in earnings or the results of the Company's operations and will restate the comparative prior periods presented in the September 30, 2002 condensed consolidated statements of operations to reflect additional interest expense for the full value of the warrants and beneficial conversion feature. The value ascribed to the beneficial conversion feature totaled approximately $46,000, which was based upon 80% of the average closing bid price per common share during the ten trading days prior to January 1, 2001. The total effect of the restatement was to increase interest expense and additional paid-in capital by approximately $76,000 for the year ended December 31, 2001, increasing the net loss to $1,287,148. The interest expense and additional paid-in capital accounts in the comparative prior periods balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows have been restated for the effects of the adjustments resulting from the correction of an error.

NOTE 8   GOING CONCERN

         As reflected in the accompanying financial statements, the Company's net loss of $6,366,811, net cash used in operations of $2,294,434 and its working capital deficiency of $1,146,922 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company has entered into new license and marketing agreements, has raised equity capital and has expanded its business operationS. Management believes that actions taken to obtain additional funding and to expand its products and operations, provide the opportunity for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         IVP Technology Corporation ("IVP Technology" or the "Company") is a Toronto, Canada headquartered software developer, licensor, publisher, marketer, and distributor, and until December 31, 2001, was engaged solely in distributing a software product marketed under the name PowerAudit. On June 13, 2002, IVP Technology terminated the software distribution agreement for the PowerAudit product. From December 28, 2001 until May 28, 2002, the Company acquired additional rights to distribute other software products from several other third party vendors including the Innovation Group, Plc, which developed Classifier(TM) and Smart Focus Limited, which developed Viper(TM). In May 2002, the Company acquired Ignition Entertainment Limited, a UK company engaged in the development, licensing, publishing, marketing and distribution of consumer software and video games. With the advent of this acquisition, the Company began to operate the following two divisions: i) enterprise software; and ii) consumer software. In July 2002, the Company acquired Springboard Technology Solutions Inc., which develops software and web applications and provides network and data interface solutions services.

The Company's enterprise software division operates in conjunction with its wholly owned subsidiary, Springboard Technology Solutions, Inc., to develop, market, license and install data solutions that solve problems and create value for mid-size companies, large corporations and government agencies. These data solutions incorporate data capture, transmission, analysis reporting and presentation. The Company's data solutions use Vaayu(TM), Classifier(TM), Viper(TM) and iBos(TM) to take data from the field through cross platform mobile enterprise applications to the executive suite. Springboard also operates a division under the trade name MDI Solutions that provides specialized services to the medical and health care community.

The Company's consumer software division operates through its wholly owned subsidiary, Ignition Entertainment Limited. Ignition Entertainment Limited develops, publishes, licenses and distributes consumer software products and related accessories for mobile devices, personal computers, Sony Playstation(TM), Nintendo Gameboy Advance(TM), Nintendo Game Cube(TM) and Microsoft X Box(TM) platforms on a worldwide basis. The Company also operates an office in Chicago that carries on business under the trade name of Ignition USA.

ENTERPRISE SOFTWARE LINES

The enterprise software line currently markets data solutions. These solutions are made up of separate software products that can operate on a stand-alone basis or integrate with other enterprise level software. The Company believes that these products provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field, wherever that may be, and moving it into processes that take place in the front and back office environment through to business decision making levels. A description of the Company's current enterprise software products is described below.

CLASSIFIER(TM). On December 28, 2001, we entered into a two-year, non-exclusive licensing agreement to distribute the Classifier(TM) software program, developed by the Innovation Group, Plc. Subsequently, on September 30, 2002 we renegotiated the agreement with the Innovation Group, Plc to add another product, i-Bos(TM) (see product description herein), and relinquished the financial services industry vertical back to the Innovation Group, Plc. In the course of our contract renegotiation we also obtained the right, on a non-exclusive basis, to distribute both the Classifier(TM) and the i-Bos(TM) product in the UK market. Meanwhile we retained the right to sell such software in the United States, Mexican and Canadian markets. Our distribution agreement allows us to earn up to a 100% margin on the wholesale price, provided certain minimum selling prices are met.

The Classifier(TM) product is a sophisticated business intelligence solution that provides data analysis benchmarking which can monitor on-going improvements on business activities, such as specific products, lines of business and other information of a business operation. The Classifier(TM) was designed to create and broadcast business intelligence knowledge views direct to decision makers over corporate Intranets and the Internet. The Classifier(TM) turns a database into a website, enabling more people to access data with a web browser. The Classifier(TM) incorporates a high-performance and powerful data analysis server, a web report publishing facility, versatile data transformation features and the ability to connect and extract data from multiple back office data sources.

VIPER(TM). On February 20, 2002, we entered into an agreement with Smart Focus Limited, to resell its Viper(TM) suite of products which consists of Viper Analyze(TM) and Viper Visualize(TM), Viper Data Mining(TM), Viper CRM(TM), Viper Campaign Planner(TM) and Viper Smart Campaigner(TM). Pursuant to the license, IVP Technology will be entitled to a 15% commission on sales of Viper(TM) through customer opportunities created by IVP Technology. Smart Focus Limited will make sales representatives available to assist in sales presentations.

The Company believes that Viper(TM) is a powerful, fast and easy-to-use analysis and visualization application designed for corporate marketing departments and those decision makers concerned with gross data from voluminous rows of customer information. Viper(TM) harnesses customer and transactional data from any touch-point or channel across any organization to create, build and maintain customer insight and customer intelligence. Viper(TM) is designed to empower enterprises to better understand, predict, manage and influence customer behavior.

VAAYU(TM). On June 27, 2002, the Company announced the release of Vaayu(TM), a software product set developed by Springboard Technology Solutions, Inc., a related company at the time, now a wholly owned subsidiary. Vaayu(TM) is a platform-independent software product that enables remote data collection through any Java-enabled device, including Palm OS devices, RIM devices, handheld computers and mobile phones, to transmit data to and from mobile staff in the field.

I-BOS(TM). On September 30, 2002, the Company obtained the non-exclusive right to market the Innovation Group, Plc's i-Bos(TM) product (Innovative Business Operating System) in North America and the United Kingdom to all verticals except financial services. i-Bos(TM) is an application development environment for business analysts. It is process and rule centric and allows analysts to build complete business applications for specific vertical markets without any programming knowledge in a language that is understood by that business sector. i-Bos(TM) is currently used primarily in financial services arenas, however it can be used in any process driven organization such as government, health care or any other organization where it is important that certain steps be taken prior to other operations being performed.

CONSUMER SOFTWARE AND VIDEO GAME PRODUCTS LINES

On May 28, 2002, the Company acquired Ignition Entertainment Limited, a company organized in late 2001 under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computers, mobile devices and game console software and accessories. All entertainment products that have been or will be produced by Ignition Entertainment Limited products are directly related to the personal computer, mobile devices and video games industry and include games for the following platforms: Microsoft X Box(TM), Sony PlayStation(TM), Sony PlayStation 2(TM), Nintendo Gameboy Advance(TM), Nintendo Game Cube(TM), IBM(TM) personal computers and compatibles, wireless technologies such as Compaq I-Pac(TM), Compaq I-Mode(TM) , the GPRS telephony technology (General Packet Radio Service) and the SEGA Dreamcast(TM). The Company has development license agreements with Microsoft(TM), Nintendo(TM) and Sony(TM) to support its development activities as these three major platform manufacturers do not accept products built for distribution with their brand names unless built under their development kits.

Games are developed pursuant to a written agreement with owners of the platforms. These agreements permit IVP Technology to develop software for these platforms with a non-exclusive, non-transferable license to use these platforms to develop games for platform use.

The products currently being distributed are a combination of products purchased by the Company through the Ignition Entertainment Limited acquisition and third party products. Ignition Entertainment Limited currently has nine video games that are in wholesale and retail distribution. Several more large scale games are nearing the end of their development cycle and will be released over the next few months. Currently, Ignition Entertainment Limited has the following software titles in distribution in Europe and North America for the Nintendo Gameboy Advance(TM) platform and will shortly be releasing many of these same titles for the Sony Playstation(TM) platform:


      WORLD TENNIS STARS       DEMON DRIVER         MONSTER BASS FISHING
      STRIKE FORCE HYDRA       ANIMAL SNAP          INTERNATIONAL KARATE PLUS
      PINBALL TYCOON           STADIUM GAMES        SUPER DROP ZONE

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. During the three months ended September 30, 2002, we generated $1,408,402 in revenue from the sale and/or distribution of video entertainment and data solutions products and services, of which $1,351,332 and $57,070 respectively, were generated by our wholly owned subsidiaries, Ignition Entertainment Limited and Springboard Technology Solutions, Inc. Ignition Entertainment Limited was formed in December 2001 and commenced operations in April 2002, when it made several acquisitions of operating companies and other assets. The Company acquired Springboard on July 1, 2002. Accordingly, Ignition Entertainment Limited and Springboard had no revenues in the comparable period in the prior year. All revenue for the comparative period ended September 30, 2001 in the amount of $13,238 were from sales of the PowerAudit software program. We generated no revenue from other sources. All sales of PowerAudit were realized prior to the June 13, 2002 termination date.

         COST OF SALES. Cost of sales was $1,558,463 for the three months ended September 30, 2002. Cost of sales related principally to the sale of video games produced and distributed by Ignition Entertainment Limited. Included in cost of sales is amortization of $271,385. The Company had no cost of sales during the comparable period in the prior year.

         OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2002 and for the three months ended September 30, 2001 were $4,864,468 and $322,886, respectively, or an increase of $4,541,582. The increase in operating expenses resulted primarily from an increase in salaries and wages of $4,314,840 principally attributable to $3,800,000 of compensation expense to the former International Technology Marketing shareholders under the terms of the milestone provisions of the September 2001 acquisition agreement and $460,716 of wages to the Ignition Entertainment Limited employees. Amortization and depreciation expense increased by $77,660, relating to amortization of deferred financing fees and depreciation on Ignition Entertainment Limited's fixed assets.

         OTHER INCOME (EXPENSE). For the three months ended September 30, 2002, we recognized a $924,904 gain on the early extinquishment of our obligation to the Innovation Group under our software license agreement. No gain on the early extinquishment of debt was recognized in the comparative three-month period. Interest expense increased by $20,943, due principally to interest incurred on the Company's secured debt with DcD Factors, Plc. No such interest was incurred for the comparative period.

         NET INCOME (LOSS). As a result of the items specified above, the Company incurred a net loss of $(4,110,484), or $(0.03) per share, for the three months ended September 30, 2002

         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES. During the nine months ended September 30, 2002, we generated $1,648,658, and $257,070 of revenue from the sale and/or distribution of video entertainment related products and enterprise software related products and services, respectively. No revenue was generated from sales of PowerAudit for the nine-months ended September 30, 2002. All revenue for the nine-month comparative period ended September 30, 2001 in the amount of $67,358 were from sales of the PowerAudit software program. On June 13, 2002 we elected to terminate the license for PowerAudit. We generated no revenue from other sources.

         COST OF SALES. Cost of sales was $2,847,507 for the nine months ended September 30, 2002, of which $1,618,446 of costs were associated with the sale and distribution of video games by Ignition Entertainment Limited, $27,290 of costs were associated with publishers fees for enterprise software sales by the Company and $24,059 of costs were associated with the resale of hardware/software by Springboard, respectively. Included in cost of sales is $1,177,713 of amortization relating to software license agreements and software development kits. The Company had no cost of sales for the comparable period in the prior year.

         OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001 were $6,351,480 and $858,809, respectively, and represents a $5,492,671 or 640%
increase from the prior period. The increase in operating expenses resulted primarily from an increase in wages and salaries of $4,429,125, principally attributable to $3,800,000 of compensation expense to the former ITM shareholders under the terms of the milestone provisions of the September 2001 acquisition agreement and $617,458 of wages to the Ignition Entertainment Limited and Springboard employees. Depreciation and amortization expense increase by $130,699 from the comparative nine-months ended September 30, 2001 as well as an increase in professional and consulting expenses of $429,200. The increase in consulting and professional fees for the nine months ended September 30, 2002 as compared to September 30, 2001 is principally attributable to the expensing of $250,000 of product marketing consulting costs and $206,180 of consulting fees incurred by Ignition Entertainment Limited. Our general and administrative expenses and infrastructure expenses increased by $284,553 from the comparative nine-month period ended September 30, 2001 due to the additional costs associated with the Company's new management team, the additional costs associated with the Company's expansion, including the opening of a Chicago office and the acquisition of the Ignition Entertainment Limited and Springboard's business operations. These costs include rent, and other office operating costs such as utilities, equipment leasing costs and other office expenses.

         OTHER INCOME (EXPENSE). For the nine months ended September 30, 2002, we recognized a $1,021,238 gain on the extinguishments of our obligations to the Innovation Group and DcD Holdings Limited short-term loan. No gains were recognized for the comparative nine-month period ended September 30, 2001.
Interest expense was $100,812 for the nine months ended September 30, 2002, consisting principally of $64,286 of interest attributable to the beneficial conversion feature of our 5% convertible debt and $23,235 of interest on secured borrowings. Interest of $91,000 for the nine months ended September 30, 2001 is principally attributable to $76,000 of the intrinsic interest on the beneficial conversion feature of the Rainbow convertible debt, which was treated as a prior period adjustment.

         NET INCOME (LOSS). For the nine months ended September 30, 2002, we incurred an overall loss of $(6,366,811) or $(.07) per share.

LIQUIDITY AND CAPITAL RESOURCES

         In the past we have financed our operations through a combination of convertible securities and the private placement of our stock. Our primary need for cash is to fund our ongoing operations until such time that the sale of our products generates enough revenue to fund operations. In addition, our need for cash includes satisfying $1,916,449 in current liabilities, including a $11,035 bank overdraft, $359,103 due to DcD Factors, Plc, a note of $104,020 plus accrued interest, accounts payable and accrued expenses of $1,273,896 and income tax payable by Ignition Entertainment Limited and Springboard in the amount of $156,911. Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan to market and sell Classifier(TM), Viper(TM), Vaayu(TM) and consumer entertainment software products through our wholly owned subsidiaries. Ignition Entertainment Limited has secured a (pound)1,000,000 revolving credit facility with the UK based Revelate Limited for the purpose of allowing Ignition Entertainment Limited to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Ignition Entertainment Limited may contract for the importation of software products and services to the extent of 60% of the projected resale price of items purchased as a result of the credit facility. The credit facility may be accessed by demonstrating firm orders for goods to be delivered and sold. The Company has not borrowed any funds under the revolving credit facility. Ignition Entertainment Limited also has arranged a loan secured by its accounts receivable and other tangible and intangible assets with DcD Factors, Plc. Under the terms of the secured loan, Ignition Entertainment Limited will be able borrow up to 75% of its eligible accounts receivable. As of September 30, 2002, the Ignition Entertainment Limited has borrowed $359,103 from DcD Factors, Plc. At September 30, 2002, the Company was overdrawn by $11,035.

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. Our Equity Line of Credit is not yet effective and the Company has not drawn down any funds from this facility. Except for the Equity Line of Credit, we have no commitments for capital.

         We anticipate that our cash needs over the next 12 months consist of general working capital needs of $13,000,000, plus the repayment of outstanding indebtedness of $2,386,275. These obligations include outstanding convertible debentures in the amount of $150,000 as well as accounts payable and accrued expenses in the amount of $1,273,896 and loans payable of $782,949. As of September 30, 2002, we had a working capital deficiency of $1,146,922. We anticipate that our cash needs over the next 12 months will come primarily from the sale of securities or loans, including the Equity Line of Credit.

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2002, we had an accumulated deficit of $20,302,081. Cash used in operations for the years ended September 30, 2002 and 2001 was $2,294,434 and $87,089, respectively. At September 30, 2002, we were overdrawn by $11,035. Such conditions raise substantial doubt that we will be able to continue as a going concern. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once it is declared effective by the SEC, our operations will have to be significantly curtailed.

         If we are unable to obtain additional funding through our Equity Line of Credit facility, then the failure to obtain this funding will have a material adverse effect on our business.

CAPITAL RESOURCES

         Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention. We may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $10.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $2 million in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.

         We are attempting to register 30,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Nonetheless, if we issued all 30,000,000 shares of common stock at a recent price of $0.19 per share (which assumes that no shares would need to be issued upon conversion of debentures), then we would receive $5,529,000 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is $4,471,000 less than is available under the Equity Line of Credit. Our stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit. These shares would represent 20% of our outstanding common stock upon issuance. Accordingly, we would need to register additional shares of common stock in order to fully utilize the $10 million available under the Equity Line of Credit at the current price of $0.19 per share. In addition, we would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, we are authorized to issue up to 150,000,000 shares of common stock. At a recent price of $0.19 per share, we would be required to issue 52,631,579 shares of common stock in order to fully utilize the $10.0 million available. We would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

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

         On January 31, 2002, we entered into an interim financing agreement for (pound)600,000, (U.S.$856,334) on an unsecured basis with the European based venture capital and merchant banking firm DcD Holdings Limited. The loan bears an interest rate equal to the HSBC Bank base rate, minus 5% if that figure is positive, and interest is payable monthly. The loan was due on April 30, 2002. On May 1, 2002, we converted the loan, plus accrued interest into 4,000,000 shares of our common stock.

         At September 30, 2002, the Company's cash and cash equivalent balance was $(11,035) a decrease of $11,267 from the cash balance of $232 at December 31, 2001.

NET CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was $ 2,294,434 and $87,089 for the nine months ended September 30, 2002 and 2001 respectively. The use of cash by operating activities was principally the result of net losses during both reporting periods together with an increase in accounts receivable and prepaid expenses ($767,291) and a decrease in the amounts payable under the licensing agreement with the Innovation Group, Plc ($713,610) in 2002. These amounts were partially offset by non-cash charges including stock issued for services and compensation in the aggregate amount of $4,367,780. For the nine months ended September 30, 2001, cash used in operating activities was principally the result of a decrease in accounts payable.

NET CASH PROVIDED BY INVESTING ACTIVITIES

         Net cash provided by investing activities was $1,092,730 during the nine months ended September 30, 2002 and was primarily from the acquisition of Ignition Entertainment Limited's net assets of $1,291,059. The was offset, in part, by the purchase of fixed assets. No net cash from investing activities was generated for the nine months ended September 30, 2001.

NET CASH PROVIDED BY FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2002 was $1,201,472 and was principally from the proceeds received from DcD Factors, Plc short-term loan in the amount of $856,334 that was paid on May 1, 2002 via the issuance of 4,000,000 shares of common stock and secured borrowings of $359,103 from DcD Factors, Plc. Net cash provided by financing activities for the nine months ended September 30, 2001 was $85,970 and was from proceeds on the Berra Holdings, Ltd. note.

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

         (D) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ignition Entertainment Limited and Springboard Technology Solutions, Inc. All significant inter-company transactions and balances have been eliminated.

         (E) FOREIGN CURRENCY TRANSLATION

         The Company predominately uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period. Gains or losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income..

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

         (G) LONG-LIVED ASSETS

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

         (H) EXCESS OF COST OVER NET ASSETS ACQUIRED

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Aquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

         (I) BUSINESS SEGMENTS

         The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

         (J) REVENUE RECOGNITION

         RISK AND UNCERTAINTIES

         A significant portion of all of the Company's net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and other intangibles, realization of deferred income taxes, valuation of inventories and the adequacy of allowances for returns, price protection and doubtful accounts. Actual amounts could differ significantly from these estimates.

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's transactions generally include only one element, the interactive software game. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms.

         The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board (APB) Opinion No 30, " Reporting the Results of Operations". SFAF No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required.

In April 2002, the FASB issued SFAS No 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No 13, and Technical Corrections", which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS 145 eliminates the requirement under FASB No. 4, "Reporting Gains and Losses from Extinquishment of Debt" to report gains and losses from extinguishments of debt as extraordinary items in the income statement.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

         QUARTERLY EVALUATION OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO AND CFO CERTIFICATIONS. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

         DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

         In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         CONCLUSIONS. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

On September 30, 2002, the former shareholders of ITM earned 20,000,000 contingent shares having a value of $3,800,000. These shares are to be released out of escrow.

On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. for consideration of 2,000 common shares on the basis of a one for one exchange. The shares were valued at $260 corresponding to the date that the Company's Board of Directors approved the transaction.

On June 28, 2002, IVP Technology issued 2,410,916 shares of common stock to Rainbow Investments pursuant to the terms of our March 17, 2000 debt conversion agreement.

On June 28, 2002, IVP Technology issued 23,370 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered.

On May 28, 2002, IVP Technology acquired Ignition Entertainment Limited. IVP Technology will issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition Entertainment Limited over a period of two years from the date of the acquisition. Additionally, the management team of Ignition Entertainment Limited may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement. The parties are still negotiating the terms of the escrow agreement.

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

On May 1, 2002, IVP Technology agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Limited. IVP Technology issued these shares on or about August 6, 2002.

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

On or about March 25, 2002, IVP Technology issued 1,000,000 shares of common stock to Buford Industries as conversion of a fee of $50,000 earned for introducing IVP Technology to International Technology Marketing. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of issuance.

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

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

EXHIBIT
NO.     DESCRIPTION                            LOCATION
------- -----------                            ------------------------

2.1     Agreement and Plan of Reorganization   Incorporated by reference to
        dated March 21, 2000 between IVP       Exhibit 4.1 to IVP Technology's
        Technology Corporation and Erebus      Form 8-K12G3 filed on April 19,
        Corporation                            2000

3.1     Certificate of Amendment of Articles   Incorporated by reference to
        of Incorporation                       Exhibit 3.1 to IVP Technology's
                                               Form 10-KSB filed on April 15,
                                               2002

3.2     Bylaws                                 Incorporated by reference to
                                               Exhibit 3.2 to IVP Technology's
                                               Amendment No. 2 to the Form
                                               SB-2 filed on November 14, 2002

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

EXHIBIT
NO.     DESCRIPTION                            LOCATION
------- -----------                            ------------------------

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

EXHIBIT
NO.     DESCRIPTION                            LOCATION
------- -----------                            ------------------------

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

10.38   Consulting Agreement dated March 1,    Incorporated by reference to
        2002 between the Registrant and        Exhibit 10.38 to IVP
        Danson Partners LLC                    Technology's Form 10-KSB filed
                                               on April 15, 2002

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

10.42   Termination letter dated June 13,      Incorporated by reference to
        2002 between the Registrant and        Exhibit 10.42 to IVP
        Orchestral Corporation                 Technology's Form 10-QSB filed
                                               on August 19, 2002

EXHIBIT
NO.     DESCRIPTION                            LOCATION
------- -----------                            ------------------------

10.43   Acquisition Agreement dated as of May  Incorporated by reference to
        28, 2002 regarding the purchase of     Exhibit 10.43 to IVP
        Ignition Entertainment                 Technology's Form 10-QSB filed
                                               on August 19, 2002

10.44   Consulting Agreement dated as of June  Incorporated by reference to
        1, 2002 Ignition Entertainment         Exhibit 10.44 to IVP
        Limited and Montpelier Limited         Technology's Form 10-QSB filed
                                               on August 19, 2002

10.45   Amendment to Equity Line of Credit     Incorporated by reference to
        Agreement dated May 2002 between IVP   Exhibit 10.45 to IVP
        Technology and Cornell Capital         Technology's Amendment No. 2 to
        Partners.                              the Form SB-2 filed on November
                                               14, 2002

10.46   Letter of Credit Facility dated as of  Incorporated by reference to
        April 10, 2002 between Revelate        Exhibit 10.46 to IVP
        Limited and Ignition Entertainment     Technology's Amendment No. 2 to
        Limited                                the Form SB-2 filed on November
                                               14, 2002

10.47   Debenture dated as of June 14, 2002    Incorporated by reference to
        between Revelate Limited and Ignition  Exhibit 10.47 to IVP
        Entertainment Limited                  Technology's Amendment No. 2 to
                                               the Form SB-2 filed on November
                                               14, 2002

10.48   Standard Conditions for Purchase of    Incorporated by reference to
        Debts dated May 23, 2002 between DCD   Exhibit 10.48 to IVP
        Factors PLC and Ignition               Technology's Amendment No. 2 to
        Entertainment Limited                  the Form SB-2 filed on November
                                               14, 2002

10.49   All Assets Debenture dated as of May   Incorporated by reference to
        23, 2002 between DCD Factors PLC and   Exhibit 10.49 to IVP
        Ignition Entertainment Limited         Technology's Amendment No. 2 to
                                               the Form SB-2 filed on November
                                               14, 2002

10.50   Memorandum of Agreement dated as of    Incorporated by reference to
        July 1, 2002 between Springboard       Exhibit 10.50 to IVP
        Technology Solutions Inc. and IVP      Technology's Amendment No. 2 to
        Technology                             the Form SB-2 filed on November
                                               14, 2002

10.51   Heads of Agreement dated as of         Incorporated by reference to
        December 28, 2001 and amended on       Exhibit 10.51 to IVP
        September 30, 2002 between TiG         Technology's Amendment No. 2 to
        Acquisition Corporation and IVP        the Form SB-2 filed on November
        Technology                             14, 2002

(b)      Reports on Form 8-K.

On October 15, 2002, IVP Technology filed a Form 8-K disclosing that it had renegotiated the distribution agreement for the Classifer software product developed by the Innovation Group.

On August 9, 2002, IVP Technology filed a Form 8-K disclosing that it was not required to file financial information regarding its acquisition of Ignition Entertainment Limited.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/s/ BRIAN MACDONALD                                            November 19, 2002
--------------------------------------------
By:      Brian MacDonald
         President, Chief Executive Officer
          and Acting Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302
                            -----------------------

                                  CERTIFICATION

I, Brian MacDonald, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IVP Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002            By:  /s/ BRIAN MACDONALD
                                        -------------------------
                                        Brian MacDonald
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2.   The information  contained in the Report fairly  presents,  in all
              material  respects,   the  financial   condition  and  results  of
              operation of the Company.

Date: November 19, 2002            By:  /s/ BRIAN MACDONALD
                                        -------------------------
                                        Brian MacDonald
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer