Form 10QSB/A
period 2002-06-30
IVP TECHNOLOGY CORP
filed 2003-02-13
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 TO FORM 10-QSB/A
                                   (MARK ONE)

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                  --------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           IVP TECHNOLOGY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             Nevada                                        65-6998896
-----------------------------------            ---------------------------------
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

                   Consolidated Statement of Operations for the Three Months and
                     Six Months Ended June 30, 2002 and June 30, 2001
                     (Unaudited)

                   Consolidated Statement of Cash Flows for the Six Months Ended
                     June 30, 2002 and June 30, 2001 (Unaudited)

                   Consolidated Statement of Changes in Stockholders' Equity
                     (Deficiency) for the Period January 1, 2001 through June 30, 2002 (Unaudited)

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

          ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

          ITEM 4.  Submission of Matters to a Vote of Security Holders

          ITEM 6.  Subsequent Events, Exhibits and Reports on Form 8-K

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2002       December 31, 2001
                                                                   (Unaudited)             Audited)
                                                                   As Restated          (As Restated
                                                                  --------------    ---------------------
ASSETS
CURRENT ASSETS
                                                                       1,176,695
    Cash                                                          $                   $               232
    Accounts Receivable (Less Allowance for Doubtful Accounts
of $43,970)                                                             615,755                         -
    Inventory                                                            53,160                         -
    Prepaid expenses                                                    310,447                         -
                                                                  --------------       ------------------
   Total Current Assets                                               2,156,057                       232
                                                                  --------------       ------------------
FIXED ASSETS
    Plant, Property and Equipment, at Cost                              382,873                         -
    Accumulated Depreciation                                           (24,925)                         -
                                                                  --------------       ------------------
       Total Fixed Assets                                               357,948                         -
                                                                  --------------       ------------------
OTHER ASSETS
    Excess of Cost Over Net Assets Acquired                          10,658,095                         -
    Miscellaneous Receivable                                                  -                       872
    License Agreement, net of accumulated amortization of
$924,904                                                              2,695,364                 3,600,431
    Software Development, net of accumulated amortization of
$1,261                                                                   44,106                         -
    Other Assets                                                         27,090                         -
                                                                  --------------       ------------------
   Total Other Assets                                                13,424,655                 3,601,303
                                                                  --------------       ------------------
TOTAL ASSETS                                                      $  15,938,660        $        3,601,535
                                                                  ==============       ==================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                      $   1,345,668        $          479,571
    Accounts payable - license agreement                              2,906,658                 3,620,268
    Accrued Interest                                                      7,885                    34,841
    Income Taxes Payable                                                139,450                         -
    Notes payable                                                       129,020                   200,000
      Due to DcD Factors, PLC                                           309,211                         -
      Common Stock to be Issued                                       4,394,746                         -
      Convertible Preferred Stock to be Issued, Short-Term            4,779,662                         -
                                                                  --------------       ------------------
   Total Current Liabilities                                         14,012,300                 4,334,680
                                                                  --------------       ------------------
LONG-TERM LIABILITIES
    Convertible debenture                                               150,000                         -
    Notes payable                                                       312,650                   129,020
      Convertible Preferred Stock to be Issued, Long-Term             3,584,747                         -
                                                                  --------------       ------------------
   Total Long-Term Liabilities                                        4,047,397                   129,020
                                                                  --------------       ------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $.001 par value, 50,000,000 shares
authorized, none                                                              -                         -
      issued and outstanding
    Common stock, $.001 par value 150,000,000 shares
authorized,
     64,697,261 and 48,752,848 shares issued and outstanding,
respectively                                                             64,697                    48,753
    Common stock to be issued                                                 -                    50,000
    Additional paid-in capital                                       14,428,249                13,314,354
    Accumulated deficit (accumulated in development stage
     $12,883,106)                                                  (16,115,596)              (13,935,272)
    Exchange Gain (Loss)                                                 27,863                         -
    Deferred equity line commitment fee, net                          (306,250)                         -
    Deferred compensation, net                                        (220,000)                 (340,000)
                                                                  --------------       ------------------
   Total Stockholders' Equity (Deficiency)                        $ (2,121,037)                 (862,165)
                                                                  --------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)              15,938,660        $        3,601,535
                                                                  ==============       ==================
                 See Accompanying Notes To Financial Statements

                                       3

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended                 Six Months Ended
                                     --------------------------------  -------------------------------
                                     June 30, 2002   June 30, 2001     June 30, 2002  June 30, 2001
                                                      As Restated                      As Restated
                                     --------------------------------  -------------------------------
                                              (Unaudited)                      (Unaudited)
REVENUE
Revenue                               $     497,326  $      27,060     $     497,326  $      54,120
Cost of sales:
  Product costs                             378,581                          378,581
  Development costs                           1,030                            1,030
  Distribution and other costs                3,105                            3,105
                                     --------------------------------  -------------------------------
  Total cost of sales                 $     382,716                    $     382,716
                                     --------------------------------  -------------------------------

Gross profit                                114,610         27,060           114,610         54,120
                                     --------------------------------  -------------------------------
OPERATING EXPENSES
Amortization and depreciation               566,833              -         1,079,367              -
Consulting fees                             374,555      (144,635)           393,555        221,828
Legal and accounting                        169,586         61,184           215,683         65,184
Salaries and wages                          114,285              -           114,285              -
Infrastructure expense                      117,612              -           230,406              -
Financial advisory fees                     150,000              -           150,000              -
Development Fees                                  -         45,450                 -         58,050
Other general & administration              154,095         46,563           210,043         70,861
                                     --------------------------------  -------------------------------
TOTAL OPERATING EXPENSES                  1,646,966          8,562         2,393,339        415,923
                                     --------------------------------  -------------------------------

INCOME (LOSS) FROM OPERATIONS           (1,532,356)         18,498       (2,278,729)      (361,803)
                                     --------------------------------  -------------------------------

OTHER INCOME (EXPENSE)
Gain on early extinguishment of debt         96,334              -            96,334              -
Interest income                                 938              -               938              -
Interest expense                           (62,942)              -          (74,869)       (76,000)
                                     --------------------------------  -------------------------------
TOTAL OTHER INCOME (EXPENSE)                 34,330              -            22,403       (76,000)
                                     --------------------------------  -------------------------------
NET INCOME (LOSS)                     $ (1,498,026)  $      18,498     $ (2,256,326)  $   (437,803)
                                     ================================  ===============================

NET INCOME (LOSS) PER SHARE           $       (.01)    $         -     $       (.03)  $       (.01)
                                     ================================  ===============================
WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES               113,191,285     40,706,452        83,421,414     39,913,058
                                     ================================  ===============================

                   See Accompany Notes To Financial Statements

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended
                                                                  ------------------------------------
                                                                   June 30, 2002      June 30, 2001
                                                                                       As Restated
                                                                  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $      (2,256,326)  $       (437,803)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Stock issued for services                                               617,779           (41,207)
   Reserve for Bad Debts                                                         -             33,732
   Interest expense on beneficial conversion                                64,286             76,000
   Gain on extinquishment of debt                                         (96,334)                  -
   Amortization and Depreciation                                         1,079,367                  -
Changes in operating assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                                     159,702           (27,280)
   Prepaid Expenses                                                      (162,883)                  -
   Inventory                                                                 3,529                  -
Increase (decrease) in:
   Accounts payable and accrued expenses                                    50,024            395,749
Accounts payable - license agreement                                     (713,610)                  -
Income taxes payable                                                        56,449                  -
   Interest payable and other                                             (18,539)                  -
                                                                  -----------------  -----------------
      Net Cash Used In Operating Activities                            (1,216,556)              (809)
                                                                  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                               (17,333)                  -
   Purchase of Software                                                   (45,367)                  -
   Net assets acquired                                                   1,291,059                  -
   Other                                                                     (885)                  -
                                                                  -----------------  -----------------
      Net Cash Provided By Investing Activities                          1,227,474                  -
                                                                  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans and notes                                         1,165,545                  -
                                                                  -----------------  -----------------
      Net Cash Provided By Financing Activities                          1,165,545                  -
                                                                  -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                          1,176,463              (809)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               232              1,424
                                                                  -----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $        1,176,695  $             615
                                                                  =================  =================

                 See Accompanying Notes To Financial Statements

                                                 IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            FOR THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2002

                                                Additional                  Common Stock To        Deferred   Foreign
                            Common Stock         Paid-In    Accumulated        Be Issued         Compensation   Gain
                          Shares      Amount     Capital      Deficit      Shares      Amount    and Services  (Loss)      Total
                        ----------- ---------- -----------  ------------  ----------  --------  ------------- ----------------------
Balance, December 31,
2000                    39,110,848  $ 39,111   $12,151,156  $(12,648,124) $ 1,000,000 $ 720,000   $(896,286)  $          (634,143)

 Stock issued for
services                 9,512,000     9,512       883,488            -            -         -           -                 893,000
 Stock issued
                         1,000,000     1,000       719,000            -   (1,000,000) (720,000)          -                      -

 Stock rescission        (870,000)     (870)     (515,290)            -            -         -           -               (516,160)
 Deferred cost
recognized                     -          -           -               -            -         -       556,286               556,286
 Stock to be issued for
services                       -          -           -               -     1,000,000    50,000          -                  50,000

 Net loss, 2001                -          -           -       (1,211,148)          -         -           -             (1,211,148)
                        ----------- ---------- -----------  ------------- ----------- --------- ------------- ----------------------
 Balance, December 31,
  2001                  48,752,848  $ 48,753   $ 13,238,354 $(13,859,272) $ 1,000,000 $  50,000    (340,000)  $     -    (862,165)
 Stock issued for
services                10,401,497    10,401        557,379               (1,000,000)  (50,000)                            517,780
 Stock issued for
Commitment Fees          3,132,000     3,132        346,868                                        (350,000)                     -

 Stock issued for debt   2,410,916     2,411        221,362                                                                223,773

 Exchange Gain (Loss)                                                                                          27,863       27,863
 Deferred Cost
recognized                                                                                          163,750                163,750
 Beneficial conversion
feature of
 convertible debt                                    64,286                                                                 64,286
 Net loss for the
period                                                        (2,256,326)                                              (2,256,326)
                        ----------- ---------- -----------  ----------------------- ---------  -------------- ----------------------

 Balance, June 30, 2002 64,697,261  $  64,697  $ 14,428,249 $(16,115,596) $       - $       -  $  (526,250)   $27,863  (2,121,037)
                        ============================================================================================================

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION
----------------

        Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses are more fully described herein. (See Note 5). On January 1, 2002, the Company began operations and emerged from the development stage.

(B) ACQUISITION AND RECAPITALIZATION
------------------------------------

        Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. The $200,000 was recorded as an expense in the 2000 financial statements. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

(C) Basis of Presentation
-------------------------

        The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

(D) PRINCIPLES OF CONSOLIDATION
-------------------------------

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Ignition Entertainment Limited. All significant inter-company transactions and balances have been eliminated.

(E) FOREIGN CURRENCY TRANSACTIONS
---------------------------------

        Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Foreign currency transaction gains or losses are reported in results of operations.

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

(L) LONG-LIVED ASSETS
---------------------

        Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not recognized any impairment loss during the six months ended June 30, 2002.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

(M) EXCESS OF COST OVER NET ASSETS ACQUIRED
-------------------------------------------

        In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

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

        Management has determined that it is not practicable to provide geographic segment disclosures for revenues and long-lived assets because the Company sells its products to a large variety of locations in the Americas and Europe, and in many instances, these products are then resold through distributors.

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

REVENUE RECOGNITION
-------------------

        Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $100,000 and $0 for the three months ended June 30, 2002 and 2001, respectively, and $100,000 and $0 for the six months ended June 30, 2002 and 2001, respectively.

        Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $397,326 and $0 for the three months ended June 30, 2002 and 2001, respectively and $397,326 and $0 for the six months ended June 30, 2002 and 2001, respectively.

        Revenue from services and commercial software sold under license were $0 and $27,060 for the three months ended June 30, 2002 and 2001 respectively, and $0 and $54,120 for the six months ended June 30, 2002 and 2001, respectively.

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

        The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally do not require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

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

(T)  Restatement  of  Consolidated   Financial   Statements   Resulting  from  a
--------------------------------------------------------------------------------
     Reclassification
     ----------------

        The accompanying consolidated balance sheet as of June 30, 2002 has been restated to reclassify stock to be issued from the equity section of the balance sheet to the liability section of the balance sheet, to revalue the acquisition of Ignition Entertainment Limited based on the provisions of SFAS 141 and to reclassify Amounts Due DcD Factors as a current liability which was previously netted against cash.

        The restatements resulted from the Company recording the effects of the acquisition of Ignition Entertainment Limited based upon a reasonable period (3 trading days) before and after the date of the acquisition, as common stock to be issued in the equity section of the balance sheet and for the DcD Factors liability. The effect of the restatements was to increase Excess of Cost Over Net Assets Acquired by $5,105,646, current liabilities by $9,483,619 and long-term liabilities by $3,584,747 as a result of the revaluation of the purchase price of Ignition Entertainment Limited and the reclassifications of amounts from stockholders' equity to liabilities and the DcD Factors liability. The effect of the restatement was to also decrease stockholders' equity by $7,653,509. Also see Notes 4 and 6.

        Excess of Cost Over Net Assets Acquired, current and long-term liability, and common stock to be issued accounts in the June 30, 2002 consolidated balance sheet has been restated for the effects of the revaluation and reclassifications. There were no adjustments made to the accompanying consolidated statement of operations for the six months ended June 30, 2002 and 2001 as a result of the restatements.

NOTE 2 ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

                                                   2002         2001

Unrestricted Trade Receivables                   $133,970
Restricted Trade Receivables                      525,755
Allowance for Doubtful Accounts                  (43,970)

AccountsReceivable, Net                          $615,755       None

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

        Restricted trade receivables are collateral for the DcD Factors secured borrowing facility that Ignition entered into in April 2002. Unrestricted trade receivables consists primary of vendor receivables for enterprise software and information technology services sold by the Company.

NOTE 3 NOTES PAYABLE

(A) NOTES PAYABLE - SHORT-TERM
------------------------------

        The Company had a convertible note payable with Rainbow Investments International Limited ("RII") for $200,000, which was outstanding at March 31, 2002 and December 31, 2001. The note bore interest at 10% per annum and was due May 2001. As of March 31, 2002, accrued interest on the note amounted to $37,561. The debt and accrued interest was convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from RII of their intent to convert the note and accrued interest to common stock. On June 28, 2002, the Company converted the note plus accrued interest into 2,410,916 shares of restricted common stock in full satisfaction of the outstanding obligation and accrued interest. See Note 7.

DcD HOLDINGS, LTD. NOTE PAYABLE
-------------------------------

        On February 16, 2002, the Company entered into a short-term loan agreement for (pound)600,000 (US $856,334) with DcD Holdings, Ltd., an unrelated party, that calls for repayment on April 30, 2002. The loan carries an interest rate of 4% above HSBC Bank base rate. Interest is payable monthly. On May 1, 2002, the Company agreed to repay this loan via the issuance of 4,000,000 shares of its restricted common stock valued at $.19 per share. The Company recorded a gain on the extinguishment of this loan in the amount of $96,334. As of June 30, 2002, the common stock has not been issued and is recorded as a current liability on the balance sheet under "Common Stock to be Issued".

DcD FACTORING AGREEMENT
-----------------------

        On April 9, 2002, Ignition Entertainment Limited entered into a one-year factoring agreement with DcD Factors, Plc wherein Ignition Entertainment Limited has agreed to borrow and DcD Factors, Plc has agreed to loan, on a fully secured basis, up to (pound)500,000 to Ignition Entertainment Limited based on 75% of its eligible accounts receivables. Interest charged on amounts borrowed is equal to 3% above the UK Base Bank rate. Under the terms of the factoring loan agreement, DcD Factors, Plc is obligated to remit, from time to time, excess collections to Ignition Entertainment Limited to the extent that collections on secured receivables exceed the sum of (i) advances made by DcD Factors, Plc,
        (ii) interest and service charges on funds advanced, (iii) monthly services fees and (iv) customer discounts. Ignition Entertainment Limited has granted DcD Factors, Plc a first lien and security interest in all of Ignition Entertainment Limited's assets, including its accounts receivable, inventories and intangible assets. In accordance with the provisions of SFAS 140, the Company has treated this Factoring Facility as a secured borrowing by Ignition Entertainment Limited and not as a sale of accounts receivable because the Company maintains effective control over the receivables transferred. As of June 30, 2002, Ignition Entertainment Limited has borrowed $309,211 from DcD Factors, Plc which is reported as a currently liability in the June 30, 2002 balance sheet as " Due To DcD Factors".

(B) NOTES PAYABLE - LONG-TERM
-----------------------------

        On July 30, 2001, the Company entered into a two-year note with Berra Holdings, Ltd. to borrow up to $187,500 at 6% interest. As of June 30, 2002 and December 31, 2001, the balance due on this note was $129,020. The note is collateralized by 2,500,000 shares of common stock held in the name of Clarino Investment International, Ltd., an unrelated party. Accrued interest of $6,179 is due Berra Holdings, Ltd. as of June 30, 2002.

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

        Future maturities of long-term debt as of June 30, 2002 are as follows:

                             YEAR               AMOUNT
                             ----               ------

                             2003        $     3,494,889
                             2004                      0
                             2005                312,650
                                               ---------
                             Total       $     3,807,539
                                               =========

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         LINE OF CREDIT FACILITY
         -----------------------

         On April 10, 2002 Ignition Entertainment Limited entered into a (pound)1,000,000 revolving credit facility with Revelate Limited for the purpose of allowing Ignition Entertainment Limited to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Revelate will advance up to 60% of the purchase price of goods and services purchased by Ignition Entertainment Limited for its business. Ignition Entertainment Limited is obligated to pay Revelate Limited interest on each advance at a rate equal to 3% over the UK Bank Base rate, a 2% commission of total disbursements made on behalf of Ignition Entertainment Limited and a facility fee of (pound)500. Ignition Entertainment Limited's obligation to repay an advance is guaranteed by DcD Factors, Plc As of June 30, 2002, the Company has not borrowed any funds under the Revolving Credit Facility.

NOTE 4   STOCKHOLDERS' EQUITY (DEFICIENCY)

         During the three months ended March 31, 2002, the Company issued 50,000,000 shares of its restricted common stock to Messrs. MacDonald, Hamilton, Birch, Villella and Bullock in accordance with the 9/17/01 Stock Purchase Agreement with International Technology Marketing. All shares are held in safekeeping pending completion of the escrow agreement.

         On or about March 25, 2002, the Company issued 500,000 shares of common stock to John Maxwell in lieu of compensation for services performed in 2001 as President of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

         On or about March 25, 2002, the Company issued 500,000 shares of common stock to John Trainor in lieu of compensation for services performed in 2001 as Secretary of IVP Technology. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

         On or about March 25, 2002, the Company issued 2,375,600 shares of common stock valued at $.05 per share to Thomas Chown for the conversion of $118,780 of debts owed by the corporation for services performed in 2001.

         On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to Buford Industries as conversion of a fee of $50,000 earned for introducing IVP to International Technology Marketing. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of grant.

         On or about March 25, 2002, the Company issued 50,000 shares of common stock to Ruffa and Ruffa, P.A. for payment of interest on outstanding legal bills for the year 2001 - 2002. These shares were valued at $0.10 per share, or an aggregate of $5,000, on the date of grant.

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

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         On April 26, 2002 and June 28, 2002, the Company issued 3,032,000 shares of restricted common stock to Cornell Capital Partners, LP, having a value of $330,000 as a one-time commitment fee (See Note 5(F)).

         On April 26, 2002 and August 6, 2002, the Company issued 1,040,000 shares of restricted common stock to Danson Partners, LLC, having a value of $125,000 for financial consulting services rendered. The Company has accrued $50,000 of common stock to be issued for consulting services rendered which has been included in common stock to be issued on the accompanying consolidated balance sheet as of June 30, 2002. (See Note 5(F)).

         On May 28, 2002, the Company acquired Ignition Entertainment Limited. IVP Technology will issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition Entertainment Limited over a period of two years from the date of the acquisition. Additionally, the management team of Ignition Entertainment Limited may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement (See Note 6).

         In May 2002, the Company entered into an agreement with Vanessa Land for marketing and advisory services connected with product marketing in the European Economic Community and North America. In relation with this agreement, IVP Technology issued 5,000,000 shares of common stock to Ms. Land. These shares were registered on a Form S-8 filed on May 3, 2002. These shares were valued at $.05 per share, or an aggregate of $250,000, on the date that the Company entered into the agreement. (See
         Note 5(D)).

         On May 1, 2002, the Company agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Limited. IVP Technology issued these shares on or about August 6, 2002. As of June 30, 2002, the Company recorded the liability to issue the shares as common stock.

         On June 28, 2002, IVP Technology issued 2,410,916 shares of common stock to Rainbow Investments pursuant to the terms of our March 17, 2000 debt conversion agreement (See Note 3(A)).

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

NOTE 5   AGREEMENTS


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

         On June 13, 2002, the Company notified the Licensor that it was canceling its license agreement effective immediately. As of the date of cancellation, the Company was obligated to issue 100,000 shares of common stock to the software owner. As of June 30, 2002, the shares have not been issued . The Company is currently in negotiation with the Licensor to determine whether the shares are legally issuable.

(B) CONSULTING AGREEMENTS
-------------------------

         On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (SEE NOTE 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,012,475 common shares to the consultant as an additional fee. The Company is currently contesting the issuance of the additional shares. The Company has not accrued an estimated loss for this contingency because, in accordance with the provisions of SFAS 5, it is not probable at the time that the financial statements were issued that

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         a liability had been incurred and that the amount of loss can be reasonably estimated.

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

         The Company paid the Innovation Group, PLC approximately $714,000 in connection with the License. The Company is obligated to pay the balance by December 31, 2002. On September 30, 2002, the Company renegotiated the terms of the License Agreement whereby the Licensor agreed to extinguish the remaining amount due under the agreement, or $2,906,656 in exchange for a change in the rights to market and distribute the Classifier software product.

(D) MARKETING AGREEMENT
-----------------------

         On January 18, 2002, the Company entered into a one- year marketing agreement with Ms. Vanessa Land to provide product marketing and advisory services to the Company in the European Economic Community and North America territories. . The Company issued 5,000,000 shares to the consultant on March 25, 2002 which were registered in a Form S-8 filed on May 3, 2002. The shares were valued at $.05 per share corresponding to the date that the Company entered into the agreement with Ms Land. The Company accounted for the cost of the marketing agreement by recording an expense for the entire cost in the amount of $250,000 in accordance with the provisions of SFAS 123 "Accounting for Stock-Based Compensation". Such expense is included in Consulting Fees in the Consolidated Statement of Operations.

(E) STOCK PURCHASE/MANAGEMENT AGREEMENT
---------------------------------------

         On September 17, 2001, the Company entered into a stock purchase/management agreement to acquire 100% of the outstanding stock of International Technology Marketing, Inc. ("ITM"). In connection with the agreement, the Company is to issue 50,000,000 shares to the former shareholders, which will be held in escrow subject to the Company reaching certain sales milestones. The agreement calls for the Company to compensate the former shareholders of ITM in their efforts to meet the sales milestones.

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

         Pending execution of the escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. For accounting purposes, the Company has not treated the acquisition as an acquisition under the principles of APB 16, but has instead treated the acquisition as an assumption of contingent management contracts for services to be rendered by the former ITM shareholders to the Company.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         The contingent shares will be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned based on current market prices as of the date of grant.

(F) CORNELL CAPITAL PARTNERS, L.P. EQUITY LINE OF CREDIT AGREEMENT
------------------------------------------------------------------

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

(G) MONTPELIER LIMITED
----------------------

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

NOTE 6 ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

          On May 28, 2002, the Company acquired 100% of the stock of Ignition Entertainment Limited, a UK corporation, that specializes in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.This acquisition is the Company's first step in expanding the Company's business from only an enterprise software distributor to a developer, publisher and licensor of consumer software entertainment and video games. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares collectively valued at $.23898 per share for a total purchase price of $11,949,155. Based on the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the 3 trading days before and after the day the Company entered into the terms of the acquisition agreement. These shares will be held in escrow until disbursed in accordance with the terms of the escrow agreement. IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition Entertainment Limited acquisition (the "Incentive Stock") DcD Holdings Limited will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition Entertainment Limited. The Ignition Entertainment Limited management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are also convertible into 15,000,000 shares of IVP Technology common stock, for key employees

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

          and shareholders depending upon the attainment of certain levels of gross revenues and net income. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets of $1,291,059. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $10,658,096. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The non-incentive common and preferred stock that the Company is obligated to issue for the purchase of Ignition Entertainment Limited's net assets is recorded in the liability section of the balance sheet. The liability associated with any Incentive Stock issuable in conjunction with this acquisition based on the achievement of certain revenue and net income results over a two-year period will be recorded as additional goodwill as payout thresholds are achieved.

          The purchase price allocation recorded for the acquisition of the assets and liabilities of Ignition Entertainment Limited, approximate the following:

               Cash                                          $       1,132,039
               Accounts receivables, net                               775,457
               Inventory                                                56,689
               Fixed assets, net                                       350,461
               Prepaid expenses and other assets                       173,769
                                                             -----------------

               Total assets                                          2,488,415
                                                             -----------------
               Liabilities assumed:

               Accounts payable & accrued expenses                     384,152
               Income taxes payable                                     83,002
               Other liabilities                                       730,202
                                                             -----------------

               Total liabilities assumed                             1,197,356
                                                             -----------------
               Excess of assets acquired over
                 liabilities assumed                                 1,291,059
               Purchase price                                       11,949,155
                                                             -----------------
               Goodwill                                      $      10,658,096
               --------                                      =================

         The 3,500,000 Convertible Preferred Shares, which are convertible into 35,000,000 shares of common stock is issuable to the Ignition shareholders as follows; 1,000,000 convertible preferred shares to be issued on or before May 28, 2003, with additional issuances on or before November 28, 2003 (1,000,000 shares), May 28, 2004 (1,000,000 shares) and May 29, 2004 (500,000 shares). Because the convertibility of the preferred stock into 35 million common shares is contingent on the Company's shareholders ratifying the approval of an increase in the amount of common stock that the Company is authorized to issue, the Company has recorded the future issuance of the convertible preferred stock as a current and long-term liability on its balance sheet and not as a component of stockholders equity. The beneficial conversion feature of the Convertible Preferred Stock will also result in the Company incurring interest expense at the time that the shares are converted into common stock.

         The 15,000,000 shares of common stock that the Company has agreed to issue as part of the consideration for the acquisition have not yet been issued. The escrow agreement states that these shares are issuable 91 to 180 days after the acquisition. As a result of this, the Company has recorded the future issuance of this common stock as a current liability on its balance sheet.

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ignition Entertainment Limited had been made at the beginning of the periods presented:

                                           SIX MONTHS ENDED   FISCAL YEAR ENDED
                                            JUNE 30, 2002     DECEMBER 31, 2001
                                           ----------------   -----------------
            Net sales                      $     1,454,865      $      67,358
            Net earnings (loss)                (4,189,115)        (1,211,148)
            Basic and diluted earnings
              (loss) per common shares     $        (.05)       $       (.03)

         The following unaudited pro forma consolidated balance sheet is presented as if the acquisition of Ignition Entertainment Limited had been made at the beginning of the calendar year ended December 31, 2001:

                         Consolidated Balance Sheet Data

             Assets:

             Cash                                                   $1,132,271
             Accounts Receivable, Net                                  775,457
             Inventory                                                  56,689
                                                                    ----------
             Current Assets                                          1,964,417
                                                                    ----------

             Fixed Assets, Net                                         350,461
             Prepaid Expenses and Other Assets                         174,642
             Deferred Licensing Fee, Net                             3,600,431
             Excess of Cost Over Net Assets Acquired                10,658,095
                                                                    ----------

             Total Assets                                          $16,748,046
                                                                   ===========
             Liabilities:

             Accounts Payable and Accrued Expenses                     863,723
             License Agreement                                       3,620,268
             Note and Interest Payable                                 234,841
             Common Stock to be Issued                               3,584,747
             Convertible Preferred Stock to be Issued,
               Short-Term                                            4,779,662
                                                                    ----------

             Current Liabilities                                    13,083,241
                                                                    ----------

             Other Liabilities                                         942,224
             Convertible Preferred Stock to be Issued,
               Long-Term                                             3,584,747
                                                                    ----------

             Total Liabilities                                      17,610,212

             Stockholders' Deficiency                                 (862,165)
                                                                    ----------

             Total Liabilities and Stockholders' Deficiency        $16,748,046
                                                                   ===========
                                       20

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

  NOTE 7 PRIOR PERIOD ADJUSTMENTS

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

         The Company did not account for the value of the beneficial conversion feature and warrants upon issuance of the Note in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and APB 14 "Accounting for Convertible Debt and Debt Issue with Stock Purchase Warrants". The Company believed that the effect of EITF 98-5 and APB 14 does not affect the trend in earnings or the results of the Company's operations and will restate the comparative prior periods presented in the June 30, 2002 condensed consolidated statements of operations to reflect additional interest expense for the full value of the warrants and beneficial conversion feature. The value ascribed to the beneficial conversion feature totaled approximately $46,000, which was based upon 80% of the average closing bid price per common share during the ten trading days prior to January 1, 2001. The total effect of the restatement was to increase interest expense and additional paid-in capital by approximately $76,000 for the year ended December 31, 2001, increasing the net loss to $1,287,148. The interest expense and additional paid-in capital accounts in the comparative prior periods balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows have been restated for the effects of the adjustments resulting from the correction of an error.

NOTE 8 GOING CONCERN

         As reflected in the accompanying financial statements, the Company's net loss of $2,256,326, net cash used in operations of $1,216,556 and its working capital deficiency of $11,856,243 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9  SUBSEQUENT EVENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

         ACQUISITIONS OF SPRINGBOARD TECHNOLOGY SOLUTIONS, INC.
         ------------------------------------------------------

         On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. ("Springboard") for consideration of 2,000 common shares on the basis of a one for one exchange. The value of the common stock issued was $260 or $.13 per share based on the value of the Company's common stock on the date that the Board approved the transaction. Springboard was owned by the former shareholders of International Technology Marketing Inc., including Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella and Sherry Bullock all of whom were officers of the Company at the time of acquisition. Springboard is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard had 10 full time employees and consultants. The acquisition will enable the Company to expand its enterprise software business and complements its existing enterprise software products. It also provides the Company with additional employees dedicated to the marketing and selling of the enterprise line of software products. This acquisition will be accounted for by the purchase method of accounting in accordance with the provisions of SFAS
         141. As a result of the Springboard acquisition, the Company will record goodwill in the amount of approximately $367,477. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142.

         The Company's acquisition of Springboard is not considered a "significant" or material event because Springboard's net assets and results of operations are less than 10% of the Company's consolidated balance sheet and results of operations.

         REVALUATION OF GOODWILL
         -----------------------

         The Company has evaluated goodwill for impairment as of December 31, 2002. As a result of this review, the Company has determined that goodwill in the amount of $10,658,096 recorded in connection with the acquisition of Ignition Entertainment Limited is fully impaired. This charge will be included in operating expenses on the accompanying financial statements for the year ended December 31, 2002. The Company's assessment of its goodwill is based on undiscounted future cash flows and the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.

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

                        PAYMENT SCHEDULE FOR ACQUISITION
            OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS

                                                                                  AFTER THE
                                                                   AFTER THE      PRECEDING
                                                     BETWEEN       PRECEDING     TIME PERIOD      AFTER THE
                                        WITHIN      91 AND 180    TIME PERIOD      AND SIX        PRECEDING
                                      90 DAYS OF    DAYS AFTER        TO          MONTHS TO       TIME AND          ON
TIME PERIOD:                            CLOSING    MAY 28, 2002  MAY 28, 2003    MAY 28, 2003   MAY 28, 2004   MAY 29, 2004
-----------------------------------   ----------   ------------  ------------    ------------   ------------   ------------
GOALS:                                --           --            --             $13,000,000     $26,000,000    $45,000,000
Gross Revenues (in U.S. Dollars)

Net Income (in U.S. Dollars)          --           --            --             $1,000,000      $5,000,000     $15,000,000

PAYMENTS:                             --           5,000,000     --             if reach both   if reach       if reach
Incentive Payments of IVP common                   to DCD                       above goals     both above     both above
and preferred shares                               Holdings                     500,000         goals          goals
                                                                                shares of       500,000        500,000
                                                                                convertible     shares of      shares of
                                                                                preferred       convertible    convertible
                                                                                stock           preferred      preferred
                                                                                                stock          stock

Release of 50 Million Shares of IVP   --           15,000,000    1,000,000      1,000,000       1,000,000      500,000
common stock (upon conversion of                   shares of     shares of      shares of       shares of      shares of
all preferred stock issued)                        common stock  preferred      preferred       preferred      preferred
                                                                 stock          stock           stock          stock
                                                                 (convertible   (convertible    (convertible   (convertible
                                                                 to 10,000,000  to 10,000,000   to 10,000,000  to 5,000,000
                                                                 shares of      shares of       shares of      shares of
                                                                 common stock)  common stock)   common stock)  common stock)

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

STOCK PURCHASE/MANAGEMENT AGREEMENT

On September 17, 2001, the Company entered into a stock purchase/management agreement to acquire 100% of the outstanding stock of International Technology Marketing, Inc. ("ITM"). In connection with the agreement, the Company is to issue 50,000,000 shares to the former shareholders, which will be held in escrow subject to the Company reaching certain sales milestones. The agreement calls for the Company to compensate the former shareholders of ITM in their efforts to meet the sales milestones.

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

Pending execution of the escrow agreement, IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. For accounting purposes, the Company has not treated the acquisition as an acquisition under the principles of APB 16, but has instead treated the acquisition as an assumption of contingent management contracts for services to be rendered by the former ITM shareholders to the Company. The contingent shares will be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned based on current market prices as of the date of grant.

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

GOING CONCERN

         As reflected in IVP Technology's unaudited financial statements for the six months ended June 30, 2002, IVP Technology's accumulated deficit of $16,115,596, and its working capital deficiency of $11,856,243 raise substantial doubt about its ability to continue as a going concern. The ability of IVP Technology to continue as a going concern is dependent on IVP Technology's ability to raise additional short term and long debt and equity funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if IVP Technology is unable to continue as a going concern.

         IVP Technology has entered into various software distribution and licensing agreements, has acquired an operating business and intends on raising additional term debt and equity capital in order to expand its business operations. Management believes that actions presently being taken to obtain additional funding and to operate and expand its existing business operations provide the opportunity for IVP Technology to continue as a going concern. IVP is constantly on the look out for product and company acquisitions that will add accretive revenue and earnings to the company. The company may acquire these products and company acquisitions in a combination of debt and share issuances.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

         REVENUES. During the three months ended June 30, 2002, we generated $497,326 in revenue from the sale and/or distribution of video entertainment related products, all of which were generated by our wholly-owned subsidiary, Ignition Entertainment Limited but which have been sold by our US operation and by our UK operation. Ignition Entertainment was formed in December 2001 and commenced operations in April 2002, when it made several acquisitions of operating companies. Accordingly, Ignition Entertainment had no revenues in the comparable period in the prior year. All revenue in the prior period was generated from sales of PowerAudit, which we had a license to distribute until June 13, 2002. On that date, we elected to terminate the license for PowerAudit. All revenue for the comparative period ended June 30, 2001 in the amount of $27,060 was from sales of the PowerAudit software program. We generated no revenue from other sources. All sales of PowerAudit were realized prior to the June 13, 2002 termination date.

         COST OF REVENUE. Cost of revenue was $382,716 for the three months ended June 30, 2002. Cost of revenue related to the sale of video games by Ignition Entertainment. IVP Technology had no cost of revenue in the comparable period in the prior year.

         OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2002 and for the three months ended June 30, 2001 were $1,646,966 and $8,562, respectively, or an increase of $1,638,404. The increase in operating expenses resulted primarily from an increase in amortization and depreciation expense of $566,833, relating to amortization of licensing fees paid on Classifier Software, depreciation on Ignition's fixed assets and an increase in consulting and professional fees of $627,592 from the prior quarter. The increase in consulting and professional fees for the three-months ended June 30, 2002 as compared to June 30, 2001 is attributable to the expensing of $250,000 of product marketing consulting costs, $43,575 of consulting fees incurred by Ignition under the Montpelier agreement, an increase in legal and accounting costs of $94,586 and $75,000 of legal fees incurred for the Cornell Capital Partners financing transaction that the Company currently expensed. Financial advisory fees increased by $150,000 from the comparative three-month period ended June 30, 2001 due to the Cornell Capital Partners financing transaction. Our infrastructure expenses increased due to the additional costs associated with the Company's new management team and the formation of an active business These costs included rent, and other office operating costs such as utilities, equipment leasing costs and other office expenses. Other general and administrative costs increased by $107,532 from the comparative three-month period ended June 30, 2001 and relate principally to the Ignition operations.

         OTHER INCOME (EXPENSE). For the three months ended June 30, 2002, we recognized a $96,334 gain on the extinguishment of the DCD Holdings Limited short-term loan by satisfying the loan with 4,000,000 shares of common stock having a value of $760,000. Interest expense was $62,942 for the three months ended June 30, 2002, consisting of principally from the beneficial conversion feature of our convertible debt.

         NET INCOME (LOSS). As a result of the items specified above, IVP Technology had a net loss of $(1,498,026), or $(0.01) per share, for the three months ended June 30, 2002, as compared to net income of $18,498 for the three months ended June 30, 2001.

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

         REVENUES. During the six months ended June 30, 2002, we generated $497,326 in revenue from the sale and/or distribution of video entertainment related products, all of which was generated from our wholly-owned subsidiary, Ignition Entertainment Limited. Ignition Entertainment was formed in December 2001 and commenced operations in April 2002, when it made several acquisitions of operating companies. Accordingly, Ignition Entertainment had no revenues in the comparable period in the prior year. All revenue in the prior period was generated from sales of PowerAudit, which we had a license to distribute until June 13, 2002. On that date, we elected to terminate the license for PowerAudit. .. All revenue for the six-month comparative period ended June 30, 2001 in the amount of $54,120 was from sales of the PowerAudit software program. We generated no revenue from other sources.

         COST OF REVENUE. Cost of revenue was $382,716 for the six months ended June 30, 2002. Cost of revenue related to the sale of video games by Ignition Entertainment. IVP Technology had no cost of revenue in the comparable period in the prior year.

         OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2002 and for the six months ended June 30, 2001 were $2,393,339 and $415,923, respectively, and represents a 475% increase from the prior period. The increase in operating expenses resulted primarily from an increase in depreciation and amortization expense of $1,079,367 relating primarily to amortization of licensing fees paid on the Classifier Software and an increase in professional and consulting expenses from $287,012 to $609,238, or $322,226. The increase in consulting and professional fees for the six months ended June 30, 2002 as compared to June 30, 2001 is principally attributable to the expensing of $250,000 of product marketing consulting costs under the Vanessa Land agreement and $43,575 of consulting fees incurred by Ignition under the Montpelier agreement. Our infrastructure expenses increased by $230,406 from the comparative six-month period ended June 30, 2001 due to the additional costs associated with the Company's new management team and the formation of an active business. These costs included rent, and other office operating costs such as utilities, equipment leasing costs and other office expenses. Other general and administrative costs increased by $139,182 from the comparative six-month period ended June 30, 2001 and relate principally to the Ignition operations.

         OTHER INCOME (EXPENSE). For the six months ended June 30, 2002, we recognized a $96,334 gain on the extinguishment of the DCD Holdings Limited short-term loan by satisfying the loan with 4,000,000 shares of common stock having a value of $760,000. Interest expense was $74,869 for the six months ended June 30, 2002, consisting principally of the beneficial conversion feature of our convertible debt. Interest of $76,000 for the six months ended June 30, 2001 is attributable to intrinsic interest on the beneficial conversion feature of the Rainbow convertible debt which was treated as a prior period adjustment.

         NET INCOME (LOSS). For the six months ended June 30, 2002, we incurred an overall loss of $(2,256,326) or $(.03) per share, as compared to net loss of ($437,803) or ($.01) per share for the comparative period ended June 30, 2001.

         CHANGE IN NET ASSETS. As of and through June 30, 2002, IVP Technology experienced material changes to its net assets from the calendar year ended December 31, 2001. During the six months ended June 30, 2002, IVP Technology acquired the stock of Ignition Entertainment. As a result of the Ignition acquisition, IVP Technology acquired total assets of approximately $2.5 million, consisting principally of cash ($1.1 million), accounts receivable ($800,000) and fixed assets, net ($350,000) and assumed approximately $1.2 million of liabilities. Liabilities assumed consisted principally of accounts payable and accrued expenses ($400,000) and other liabilities ($700,000). IVP Technology also recorded goodwill in the amount of approximately $10.7 million associated with the Ignition acquisition. The net effect of this transaction on the balance sheet was to increase its net assets by approximately $10.0 million.

          SUBSEQUENT EVENT. The Company has evaluated goodwill for impairment as of December 31, 2002. As a result of this review, the Company has determined that goodwill in the amount of $10,658,095 recorded in connection with the acquisition of Ignition Entertainment Limited is fully impaired. This non-cash charge of $10,658,095 or $(.09) per share will be included in operating expenses on the accompanying financial statements for the year ended December 31, 2002. The Company's assessment of its goodwill is based on undiscounted future cash flows and the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.

LIQUIDITY AND CAPITAL RESOURCES

         In the past we have financed our operations through a combination of convertible securities and the private placement of our stock. Our primary need for cash is to fund our ongoing operations until such time that sales of our products generates enough revenue to fund operations. We will also have a need for cash to fund the acquisition of third party products, primarily games in process or near completion for distribution and potentially cash and additional shares to acquire other companies in the United States and Europe. In addition, our need for cash includes satisfying $4,837,892 in current liabilities, including software license fees of $2,906,658 due by December 31, 2002, a convertible note of $129,020 plus accrued interest, accounts payable and accrued expenses of $1,345,668 and income tax payable by Ignition in the amount of $139,450. Recently we announced a renegotiation of the software license agreement for Classifier which removed the obligation to pay the $2,906,658 by December 31, 2002 in its entirety. Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan to market and sell Classifier, Viper, Vaayu, and iBos and the various consumer entertainment software products that we currently have in distribution through our various subsidiaries and directly by IVP Technology.

         At June 30, 2002, IVP Technology's cash and cash equivalents balance was $1,176,695, an increase of $1,176,463 from the balance of $232 at December 31, 2001. During the six months ended June 30, 2002, cash (used) in operations and provided by investing activities amounted to $(1,216,556) and $1,227,474, respectively. Cash used in operating activities consisted primarily of a net loss of $(2,256,326) and a decrease in amounts payable under the licensing agreement of $(713,610). These amounts were partially offset by stock issued for services of $617,779, interest expense on beneficial conversion of $64,286, amortization and depreciation of $1,079,367. Cash flows from investing activities were primarily from the acquisition of Ignition's net assets in the amount of $1,165,645 was from the DCD short-term loan of $856,334 and from $309,211 of funds borrowed from DcD Factors Plc secured by Ignition's accounts receivables and a secured lien against all of Ignition's assets.

         On April 10, 2002, Ignition Entertainment entered into a 1,000,000 British Pound revolving credit facility with Revelate Limited for the purpose of allowing Ignition to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Revelate will advance up to 60% of the purchase price of goods and services purchased by Ignition for its business. Ignition is obligated to pay Revelate interest on each advance at a rate equal to 3% over the UK Bank Base Rate, a 2% commission of total disbursements made on behalf of Ignition and a facility fee of 500 British Pounds. The facility is secured by a first lien on all of Ignition's assets.

         On April 9, 2002, Ignition Entertainment entered into a one-year factoring agreement with DcD Factors Plc wherein Ignition has agreed to sell and DcD has agreed to purchase up to (pound)500,000 of Ignition's United Kingdom and non-United Kingdom based customer accounts receivable at a rate equal to 75% of the face amount of the receivable. Interest charged on amounts advanced against future collections by DcD is equal to 3% above the UK Base Bank rate. Under the terms of the factoring agreement, DcD is obligated to remit, from time to time, excess collections to Ignition to the extent that collections on purchased receivables exceed the sum of (i) advances made by DcD, (ii) interest and service charges on funds advanced, (iii) monthly services fees and (iv) customer discounts. Ignition has granted DcD a first lien and security interest in all of Ignition's assets.

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

SUBMISSION OF MATTERS TO A VOTE OF STOCK HOLDERS

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

         In addition, the stockholders approved the acquisition of International Technology Marketing and the provision of 50,000,000 shares to complete that acquisition, and elected five directors, Messrs. MacDonald, Hamilton, Sidrow, King and Smith. King and Sidrow subsequently resigned for personal reasons primarily related to a lack of Directors and Officers insurance.

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

CRITICAL ACCOUNTING POLICIES

         (A) ORGANIZATION

         Mountain Chief, Inc. was incorporated in the State of Nevada on February 11, 1994. This name was subsequently changed by Articles of Amendment dated November 16, 1994 to IVP Technology Corporation (the "Company"). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario,
         Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising of capital and negotiations and acquisition of software distribution licenses are more fully described herein. (See Note 5). On January 1, 2002, the Company began operations and emerged from the development stage.

         (B) ACQUISITION AND RECAPITALIZATION

         Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. The $200,000 was recorded as an expense in the 2000 financial statements. Pursuant to Rule 12-g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

         (C) BASIS OF PRESENTATION

         The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States.

         D) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Ignition Entertainment Limited. All significant inter-company transactions and balances have been eliminated.

         (E) FOREIGN CURRENCY TRANSACTIONS

         Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Foreign currency transaction gains or losses are reported in results of operations.

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

         (L) LONG-LIVED ASSETS

         Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undiscounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has not recognized any impairment loss during the six months ended June 30, 2002.

         (M) EXCESS OF COST OVER NET ASSETS ACQUIRED

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

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

         (Q) BUSINESS SEGMENTS

         The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

         Management has determined that it is not practicable to provide geographic segment disclosures for revenues and long-lived assets because the Company sells its products to a large variety of locations in the Americas and Europe, and in many instances, these products are then resold through distributors.

         (R) REVENUE RECOGNITION

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

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

         The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally do not require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

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

                        PAYMENT SCHEDULE FOR ACQUISITION
            OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS

                                                                                  AFTER THE
                                                                   AFTER THE      PRECEDING
                                                     BETWEEN       PRECEDING     TIME PERIOD      AFTER THE
                                        WITHIN      91 AND 180    TIME PERIOD      AND SIX        PRECEDING
                                       90 DAYS      DAYS AFTER        TO          MONTHS TO       TIME AND          ON
TIME PERIOD:                          OF CLOSING   MAY 28, 2002  MAY 28, 2003    MAY 28, 2003   MAY 28, 2004   MAY 29, 2004
------------------------------------  ----------   ------------  ------------   -------------   ------------   ------------
GOALS:                                --           --            --             $13,000,000     $26,000,000    $45,000,000
Gross Revenues (in U.S. Dollars)

Net Income (in U.S. Dollars)          --           --            --             $1,000,000      $5,000,000     $15,000,000

PAYMENTS:                             --           5,000,000     --             if reach both   if reach       if reach
Incentive Payments of IVP common                   to DCD                       above goals     both above     both above
and preferred shares                               Holdings                     500,000         goals          goals
                                                                                shares of       500,000        500,000
                                                                                convertible     shares of      shares of
                                                                                preferred       convertible    convertible
                                                                                stock           preferred      preferred
                                                                                                stock          stock

Release of 50 Million Shares of IVP   --           15,000,000    1,000,000      1,000,000       1,000,000      500,000
common stock (upon conversion of                   shares of     shares of      shares of       shares of      shares of
all preferred stock issued)                        common stock  preferred      preferred       preferred      preferred
                                                                 stock          stock           stock          stock
                                                                 (convertible   (convertible    (convertible   (convertible
                                                                 to 10,000,000  to 10,000,000   to 10,000,000  to 5,000,000
                                                                 shares of      shares of       shares of      shares of
                                                                 common stock)  common stock)   common stock)  common stock)

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

On or about April 26, 2001, IVP Technology issued 1,000,000 shares of common stock to John Coady for financial advisory services. These shares were valued at $0.14 per share, or an aggregate of$140,000, on the date of issuance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

OTHER INFORMATION

Not applicable.

ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

EXHIBIT NO.     DESCRIPTION                                              LOCATION
-------------   ------------------------------------------------------   ----------------------------------------------
2.1             Agreement and Plan of Reorganization dated March 21,     Incorporated by reference to Exhibit 4.1 to
                2000 between IVP Technology Corporation and Erebus       IVP Technology's Form 8-K12G3 filed on
                Corporation                                              April 19, 2000

                                       38

EXHIBIT NO.     DESCRIPTION                                              LOCATION
-------------   ------------------------------------------------------   ----------------------------------------------
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

4.4             Description of Securities                                Incorporated by reference to Exhibit 4.4 to
                                                                         IVP Technology's Form S-8 filed on July 23,
                                                                         2001

10.4            Second Amending Agreement to Software Distribution       Incorporated by reference to Exhibit 10.4 to
                Agreement dated as of May 31, 2000 between the           IVP Technology's Form 10-QSB filed on
                Registrant and Orchestral Corporation                    September 24, 2000

10.5            Service Bureau Arrangement Agreement dated September     Incorporated by reference to Exhibit 10.5 to
                28, 2000 between the Registrant and E-RESPONSES.COM      IVP Technology's Form 10-QSB filed on November
                                                                         14, 2000

10.6            Stock Purchase Agreement dated September 17, 2001        Incorporated by reference to Exhibit 10.6 to
                among the Registrant, International Technology           IVP Technology's Form 10-KSB filed on
                Marketing, Inc., Brian MacDonald, Peter Hamilton,        April 15, 2002
                Kevin Birch, Sherry Bullock, and Geno Villella

10.7            Agreement dated May 15, 2000 between the Registrant      Incorporated by reference to Exhibit 10.7 to
                and Rainbow Investments International Limited            IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.8            Employment Agreement dated August 30, 2001 between       Incorporated by reference to Exhibit 10.8 to
                International Technology Marketing, Inc. and Brian J.    IVP Technology's Form 10-KSB filed on
                MacDonald                                                April 15, 2002

10.9            Agreement dated February 12, 2002 between the            Incorporated by reference to Exhibit 10.9 to
                Registrant and SmartFOCUS Limited                        IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.10           Warrant Agreement dated May 15, 2000 between the         Incorporated by reference to Exhibit 10.10 to
                Registrant and Rainbow Investments International         IVP Technology's Form 10-KSB filed on
                Limited                                                  April 15, 2002

10.11           Convertible Promissory Note dated May 2000 between the   Incorporated by reference to Exhibit 10.11 to
                Registrant and Rainbow Investments International         IVP Technology's Form 10-KSB filed on
                Limited                                                  April 15, 2002

10.12           Software Distribution Agreement dated December 28,       Incorporated by reference to Exhibit 10.12 to
                2001 between the Registrant and TIG Acquisition          IVP Technology's Form 10-KSB filed on
                Corporation                                              April 15, 2002

10.13           Loan Agreement dated January 16, 2002 between the        Incorporated by reference to Exhibit 10.13 to
                Registrant and DCD Holdings Limited                      IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.14           Agreement for the Provision of Marketing Services        Incorporated by reference to Exhibit 10.1 to
                dated May 3, 2002 between the Registrant and Vanessa     IVP Technology's Form S-8 filed with the SEC
                Land                                                     on May 3, 2002

10.15           Reserved

                                       39

EXHIBIT NO.     DESCRIPTION                                              LOCATION
-------------   ------------------------------------------------------   ----------------------------------------------
10.16           Employment Agreement dated August 30, 2001 between       Incorporated by reference to Exhibit 10.16 to
                International Technology Marketing, Inc. and Geno        IVP Technology's Form 10-KSB filed on
                Villella                                                 April 15, 2002

10.17           Employment Agreement dated August 30, 2001 between       Incorporated by reference to Exhibit 10.17 to
                International Technology Marketing, Inc. and Kevin       IVP Technology's Form 10-KSB filed on
                Birch                                                    April 15, 2002

10.18           Employment Agreement dated August 30, 2001 between       Incorporated by reference to Exhibit 10.18 to
                International Technology Marketing, Inc. and Peter J.    IVP Technology's Form 10-KSB filed on
                Hamilton                                                 April 15, 2002

10.19           Employment Agreement dated August 30, 2001 between       Incorporated by reference to Exhibit 10.19 to
                International Technology Marketing, Inc. and Sherry      IVP Technology's Form 10-KSB filed on
                Bullock                                                  April 15, 2002

10.20           Loan and Security Agreement dated July 30, 2001 among    Incorporated by reference to Exhibit 10.20 to
                the Registrant, Clarino Investments International        IVP Technology's Form 10-KSB filed on
                Ltd., and Berra Holdings Ltd.                            April 15, 2002

10.21           Consulting and Advisory Extension Agreement dated        Incorporated by reference to the Exhibit to
                February 14, 2001 between the Registrant and Barry       IVP Technology's Form 10-QSB filed on May 21,
                Gross D/B/A Gross Capital Associates                     2001

10.22           Letter Agreement dated June 28, 2001, between the        Incorporated by reference to Exhibit 4.1 to
                Registrant and Andris Gravitis                           IVP Technology's Form S-8 filed on July 23,
                                                                         2001

10.23           Letter Agreement dated June 28, 2001, between the        Incorporated by reference to Exhibit 4.2 to
                Registrant and Thomas Chown.                             IVP Technology's Form S-8 filed on July 23,
                                                                         2001

10.24           Letter Agreement dated May 30, 2001, between the         Incorporated by reference to Exhibit 4.3 to
                Registrant and Ruffa & Ruffa, P.C. for Modification of   IVP Technology's Form S-8 filed on July 23,
                Retainer Agreement                                       2001

10.25           Consulting Agreement dated September 1, 2000 between     Incorporated by reference to Exhibit 13.1 to
                the Registrant and Barry Gross d/b/a Gross Capital       IVP Technology's Form 10-KSB filed on July 5,
                Associates                                               2001

10.26           Consulting and Advisory Agreement dated September 25,    Incorporated by reference to Exhibit 13.2 to
                2000 between the Registrant and Koplan Consulting        IVP Technology's Form 10-KSB filed on July 5,
                Corporation                                              2001

10.27           Warrant Agreement dated April 3, 2002 between the        Incorporated by reference to Exhibit 10.27 to
                Registrant and Cornell Capital Partners LP               IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.28           Equity Line of Credit Agreement dated April 3, 2002      Incorporated by reference to Exhibit 10.28 to
                between the Registrant and Cornell Capital Partners LP   IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.29           Registration Rights Agreement dated April 3, 2002        Incorporated by reference to Exhibit 10.29 to
                between the Registrant and Cornell Capital Partners, LP  IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

                                       40

EXHIBIT NO.     DESCRIPTION                                              LOCATION
-------------   ------------------------------------------------------   ----------------------------------------------
10.30           Escrow Agreement dated April 3, 2002 among the           Incorporated by reference to Exhibit 10.30 to
                Registrant, Cornell Capital Partners, LP, Butler         IVP Technology's Form 10-KSB filed on
                Gonzalez, and First Union National Bank                  April 15, 2002

10.31           Securities Purchase Agreement dated April 3, 2002        Incorporated by reference to Exhibit 10.31 to
                among the Registrant and the Buyers                      IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.32           Escrow Agreement dated April 3, 2002 among the           Incorporated by reference to Exhibit 10.32 to
                Registrant, the Buyers, and First Union National Bank    IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.33           Debenture Agreement Dated April 3, 2002 between the      Incorporated by reference to Exhibit 10.33 to
                Registrant and Cornell Capital Partners LP               IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.34           Investor Registration Rights Agreement dated April 3,    Incorporated by reference to Exhibit 10.34 to
                2002 between the Registrant and the Investors            IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.35           Placement Agent Agreement dated April 3, 2002 among      Incorporated by reference to Exhibit 10.35 to
                the Registrant, Westrock Advisors, Inc. and Cornell      IVP Technology's Form 10-KSB filed on
                Capital Partners LP                                      April 15, 2002

10.36           Letter Agreement dated February 20, 2002 between the     Incorporated by reference to Exhibit 10.36 to
                Registrant and Buford Industries Inc.                    IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.37           Letter Confirmation Agreement dated July 21, 2001        Incorporated by reference to Exhibit 10.37 to
                between the Registrant and Buford Industries Inc.        IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.38           Consulting Agreement dated March 1, 2002 between the     Incorporated by reference to Exhibit 10.38 to
                Registrant and Danson Partners LLC                       IVP Technology's Form 10-KSB filed on
                                                                         April 15, 2002

10.39           Term Sheet between the Registrant and Cornell Capital    Incorporated by reference to Exhibit 10.39 to
                Partners, LP Increasing the Commitment under the         IVP Technology's Form SB-2 filed on May 15,
                Equity Line of Credit to $10 million                     2002

10.40           Consulting Agreement dated February 12, 2002 between     Incorporated by reference to Exhibit 10.40 to
                the Registrant and Danson Partners LLC                   IVP Technology's Form SB-2 filed on May 15,
                                                                         2002

10.41           Escrow Agreement dated as of May 15, 2002 among the      Incorporated by reference to Exhibit 10.41 to
                Registrant, Brian MacDonald, Peter Hamilton, Kevin       IVP Technology's Form SB-2 filed on May 15,
                Birch, Sherry Bullock, and Gino Villella                 2002

10.42           Termination letter dated June 13, 2002 between the       Incorporated by reference to Exhibit 10.42 to
                Registrant and Orchestral Corporation                    IVP Technology's Form 10-QSB filed on August 19,
                                                                         2002

10.43           Acquisition Agreement dated as of May 28, 2002           Incorporated by reference to Exhibit 10.43 to
                regarding the purchase of Ignition Entertainment         IVP Technology's Form 10-QSB filed on August 19,
                                                                         2002

EXHIBIT NO.     DESCRIPTION                                              LOCATION
-------------   ------------------------------------------------------   ----------------------------------------------
10.44           Consulting Agreement dated as of June 1, 2002 Ignition   Incorporated by reference to Exhibit 10.44 to
                Entertainment Limited and Montpelier Limited             IVP Technology's Form 10-QSB filed on August 19,
                                                                         2002

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

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/s/ Brian MacDonald                             February 12, 2003
------------------------------------------
By:   Brian MacDonald
      President, Chief Executive Officer and
      Acting Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

                                  CERTIFICATION

I, Brian MacDonald, certify that:


1. I have reviewed this amended quarterly report on Form 10-QSB of IVP Technology Corporation;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: February 12, 2003              By:  /s/ Brian MacDonald
                                         --------------------
                                         Brian MacDonald
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with Amendment No. 1 to the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: February 12, 2003              By:  /s/ Brian MacDonald
                                          --------------------
                                          Brian MacDonald
                                          President, Chief Executive Officer and
                                          Acting Chief Financial Officer