Form 10QSB/A
period 2002-09-30
IVP TECHNOLOGY CORP
filed 2003-02-13
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB
                                   (MARK ONE)

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

PART I -     FINANCIAL INFORMATION

             ITEM   Consolidated Financial Statements
             1.
                    Consolidated Balance Sheets as of September 30, 2002
                      (Unaudited) and December 31, 2001 (Audited)

                    Consolidated Statement of Operations for the Three
                      Months and Nine Months Ended September 30, 2002 and September 30, 2001 (Unaudited)

                    Consolidated Statement of Stockholders' Deficiency
                      for the Period January 1, 2001 through September 30, 2002 (Unaudited)

                    Consolidated Statement of Cash Flows for the Nine
                      Months Ended September 30, 2002 and September 30, 2001 (Unaudited)

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

             ITEM 1. Legal Matters

             ITEM 2. Changes in Securities

             ITEM 3. Defaults Upon Senior Securities

             ITEM 4. Submission of Matters to a Vote of Security Holders

             ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K 6.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                              (UNAUDITED)              (AUDITED)
                                                             (AS RESTATED)          (AS RESTATED)
                                                           ------------------      ------------------

ASSETS
CURRENT ASSETS

    Cash                                            $               -        $          232
    Accounts Receivable (Less Allowance for
Doubtful Accounts of $43,970)                                 608,133                     -

    Inventory                                                   2,236                     -

    Prepaid expenses                                          159,158                     -
                                                        --------------       ---------------

   Total Current Assets                                       769,527                   232
                                                        --------------       ---------------
FIXED ASSETS

    Plant, Property and Equipment, at Cost                    534,950                     -

    Accumulated Depreciation                                 (98,657)                     -
                                                        --------------       ---------------

                                                              436,293                     -
                                                        --------------       ---------------
OTHER ASSETS

    Excess of Cost Over Net Assets Acquired                11,025,573                     -

    Miscellaneous Receivable                                        -                  872
    License Agreement - Software, net of
accumulated amortization of $267,605                          446,007             3,600,431
    Software Development, net of accumulated
amortization of $5,041                                         40,326                     -

    Other Assets                                               94,943                     -
                                                        --------------       ---------------

   Total Other Assets                                      11,606,849            3,601,303
                                                        --------------       ---------------
TOTAL ASSETS                                        $                            3,601,535
                                                           12,812,669 $
                                                        ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES

         Bank Overdraft                             $          11,035      $              -

    Accounts payable and accrued liabilities                  990,640               479,571

    Accounts payable - license agreement                            -            3,620,268

    Other Payables                                            283,258                     -

    Accrued Interest                                           11,484                34,841

    Due to DcD Factors, Plc                                   359,103                     -

    Income Taxes Payable                                      156,911                     -

    Notes payable                                             104,020              200,000
    Common stock to be issued                               3,592,247                     -
    Convertible preferred stock to be issued, short
term                                                        4,779,662                     -
                                                        -------------      - ---------------

   Total Current Liabilities                               10,288,360            4,334,680
                                                        -------------      - ---------------
LONG-TERM LIABILITIES

    Convertible debenture                                     150,000                     -
    Notes payable                                             319,826               129,020
    Convertible preferred stock to be issued, long
term                                                        3,584,747                     -
                                                        -------------      - ---------------
   Total Long-Term Liabilities
                                                            4,054,573               129,020
                                                        -------------      - ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, $.001 par value, 50,000,000
shares authorized, none                                             -                     -
      issued and outstanding
    Common stock, $.001 par value 150,000,000
shares authorized,
    88,949,261 and 48,752,848 shares issued and
outstanding, respectively                                      88,949                48,753

    Common stock to be issued                                       -                50,000

    Additional paid-in capital                             19,090,256            13,314,354

    Accumulated deficit                                 (20,302,083)           (13,935,272)

    Other Comprehensive Income -Exchange Gain                  15,114                     -

    Less deferred equity line commitment fees               (262,500)                     -

    Less deferred compensation and licensing fee            (160,000)             (340,000)
                                                        --------------      ---------------
   Total Stockholders' Equity (Deficiency)          $     (1,530,264)             (862,165)
                                                        --------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                               12,812,669        $    3,601,535
                                                        ==============      ===============

         See Accompanying Notes to the Consolidated Financial Statements



                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                    THREE MONTHS ENDED                                NINE MONTHS ENDED
                               ----------------------------------------  ---------------------------------------------

                               SEPTEMBER 30, 2002    SEPTEMBER 30, 2001     SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
                               -------------------------------------     ---------------------------------------------
                                                        AS RESTATED                                   AS RESTATED
                               -------------------------------------     ---------------------------------------------
                                              (UNAUDITED)                                   (UNAUDITED)

REVENUE
Net Sales                           $   1,408,402   $    13,238          $           1,905,728      $          67,358
                               ---------------------------------------------------------------------------------------

Cost of Sales:
  Product Costs                         1,140,754                                    1,519,335
  Development Costs                       100,984                                      102,014
  Distribution and other costs
    including amortization                316,725             -                       1,226,158                     -
                               ---------------------------------------------------------------------------------------
Total Cost of Sales                     1,558,463             -                       2,847,507                     -
                               ---------------------------------------------------------------------------------------

Gross Profit (Loss)
                                    $    (150,061)  $    13,238          $             (941,779)               67,358
                               ---------------------------------------------------------------------------------------

OPERATING EXPENSES

Amortization and depreciation             137,660        60,000                         310,699               180,000
Consulting fees                           265,440       208,529                         658,995               430,357
Legal and accounting                       84,955        34,892                         300,638               100,076
Salaries and wages
                                          514,840             -                         629,125                     -
Management Fees
                                           45,904         1,000                         124,564                 5,500
Financial advisory fees                         -             -                         150,000                     -

Bad Debts                                       -        13,238                          (3,000)               46,970
Stock-based compensation                3,800,000             -                       3,800,000                     -
Other general & administration             15,669         5,227                         380,459                95,906
                               ---------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                4,864,468       322,886                       6,351,480               858,809
                               ---------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                $  (5,014,529)  $  (309,648)         $           (7,293,259)    $        (791,451)
                               ---------------------------------------------------------------------------------------

OTHER INCOME/(EXPENSE)
Gain on early extinguishment of debts     924,904             -                       1,021,238                     -
Interest income                             5,084             -                           6,022                     -
Interest expense                          (25,943)       (5,000)                       (100,812)              (91,000)
                               ---------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)              904,045        (5,000)                        926,448               (91,000)
                               ---------------------------------------------------------------------------------------
NET LOSS                            $  (4,110,484)  $  (314,648)         $           (6,366,811)    $        (882,451)
                               =======================================================================================
LOSS PER SHARE                              (0.03)        (0.01)                          (0.07)                (0.02)
                               =======================================================================================

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES             118,299,435    46,403,484                      95,218,392            40,216,459
                               =======================================================================================



          See Accompanying Notes to the Consolidated Financial Statements



                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 For the Nine Months Ended
                                                     ------------------------------------------
                                                       September 30 2002     September 30, 2001
                                                                                As Restated
                                                         (Unaudited)            (Unaudited)
                                                     -------------------     ------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                        $  (6,366,811)        $    (882,451)
         Adjustments to reconcile net loss to net
          cash used in  operating activities:
           Stock issued for services                           567,780               669,793
           Stock issued for compensation                     3,800,000

           Reserve for Bad Debts                                     -                46,970
           Interest expense on beneficial conversion            64,286                76,000

           Gain on extinquishment of debts                 (1,021,238)

           Amortization and Depreciation                    1,488,411                180,000

           Foreign Exchange Loss                               30,139
         Changes in operating assets and
        liabilities:
         (Increase) decrease in:

          Accounts receivable                                (608,133)               (40,518)

          Prepaid Expenses                                   (159,158)

          Inventory                                            (2,236)
         Increase (decrease) in:
          Accounts payable and accrued expenses               511,069               (136,883)
           Accounts payable - license agreement              (713,610)                      -

           Income taxes payable                               156,911

          Interest payable and other                          (41,844)                      -
                                                        --------------         --------------

             Net Cash Used In Operating Activities         (2,294,434)               (87,089)
                                                        --------------         --------------
         CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of fixed assets                             (152,077)

        Purchase of Software                                  (45,367)                      -

        Net assets acquired                                 1,291,059

         Other                                                   (885)                      -
                                                        --------------         --------------
             Net Cash Provided By Investing Activities      1,092,730                       -
                                                       --------------          --------------

         CASH FLOWS FROM FINANCING
        ACTIVITIES:
         Cash Overdraft                                        11,035

         Proceeds from loans and notes                      1,215,437                 85,970

         Payment on Notes Payable                             (25,000)
                                                        --------------         --------------
             Net Cash Provided By Financing Activities      1,201,472                 85,970
                                                       --------------          --------------


         NET DECREASE IN CASH                                    (232)                (1,119)
         CASH AND CASH EQUIVALENTS AT BEGINNING
            OF PERIOD                                             232                  1,424
                                                       --------------          --------------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    -                $         305
                                                       ==============          ==============




         See Accompanying Notes to the Consolidated Financial Statements


                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD
                     JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2002 See Accompanying
         Notes to the Consolidated Financial Statements


                                                      Additional
                                                       Paid-In   Accumulated  Subscription  Common Stock
                                   Common Stock        Capital     Deficit    Receivable    To Be Issued
                               Shares      Amount                                        Shares     Amount
                              --------- ---------    ----------- ------------ -------- ---------  --------

Balance, December 31, 2000   39,110,848  $ 39,111    $12,151,156  $(12,648,124) $        1,000,000  $720,000

 Stock issued for services    9,512,000     9,512        883,488            -       -        -            -

 Stock issued                 1,000,000     1,000        719,000            -       -  (1,000,000)  (720,000)

 Stock rescission             (870,000)      (870)      (515,290)           -       -        -            -

 Deferred cost recognized             -        -              -             -       -        -            -

 Stock to be issued for services      -        -              -             -       -   1,000,000     50,000

 Net loss, 2001                       -        -              -     (1,211,148)     -        -            -
                              --------- ---------    ----------- ------------ -------- ---------- ----------
 BALANCE, DECEMBER 31, 2001  48,752,848  $48,753    $13,238,354   $(13,859,272) $   -   1,000,000   $ 50,000

 Stock issued for services   10,651,497   10,651        607,129                        (1,000,000)  (50,000)
 Stock issued for
Commitment Fees               3,132,000    3,132        346,868

 Stock issued as Management

 Compensation                20,000,000   20,000      3,780,000

 Stock issued for debt        6,410,916    6,411        977,361

 Stock issued for Springboard
  acquisition                     2,000        2            258

 Exchange Gain (Loss)
 Deferred Cost recognized
 Prior Period Adjustment                                 76,000        (76,000)
 Beneficial conversion feature of

convertible debt                                         64,286

 Net loss for the period                                            (6,366,811)
                              --------- ---------    ----------- -------------- -------- ---------- --------


BALANCE, SEPTEMBER 30, 2002  88,949,261  $88,949     19,090,256   $(20,302,083) $     -            - $      -
                             ================================================================================


                                           Deferred             Foreign
                                           Compensation          Gain
                                           and Services         (Loss)              Total
                                           ------------         ---------------------------


Balance, December 31, 2000                 $   (896,286)        $                 (634,143)

 Stock issued for services                     -                                    893,000

 Stock issued                                  -                                          -

 Stock rescission                              -                                  (516,160)

 Deferred cost recognized                   556,286                                 556,286

 Stock to be issued for services               -                                     50,000

 Net loss, 2001                                -                                (1,211,148)

 BALANCE, DECEMBER 31, 2001               $(3,400,000)                            (862,165)
                                         -------------          ---------------------------

 Stock issued for services                                                          567,780

 Stock issued for Commitment Fees            (350,000)                                    -

 Stock issued as Management                                                               -

 Compensation                                                                     3,800,000

 Stock issued for debt                                                              983,772

 Stock issued for Springboard acquisition                                               260

 Exchange Gain (Loss)                                                    15,114      15,114
 Deferred Cost recognized                     267,500                               267,500
 Prior Period Adjustment                                                                  -
 Beneficial conversion feature of

convertible debt                                                                     64,286

 Net loss for the period                                                        (6,366,811)
                                        -------------          ----------------------------


BALANCE, SEPTEMBER 30, 2002                                           $15,114  $(1,530,264)
                                                               ============================


        See Accompanying Notes to the Consolidated Financial Statements

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


(J) INVENTORY
-------------

      Inventories, which consist primarily of system components, parts and supplies and completed games and other video accessories, are stated at the lower of weighted average cost or market. The weighted average cost of inventories approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(K) PLANT, PROPERTY AND EQUIPMENT
---------------------------------

      Plant, property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term for leasehold improvements ranging from 3 to 10 years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.


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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(T) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS RESULTING FROM A RECLASSIFICATION


      The accompanying consolidated balance sheet as of September 30, 2002 and the statement of stockholders' deficiency for the nine months ended September 30, 2002 have been restated to reclassify stock to be issued from the equity section of the balance sheet to the liability section of the balance sheet and to revalue the acquisition of Ignition Entertainment Limited based upon the provisions of SFAS 141.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The restatements resulted from the Company recording the effects of the acquisition of Ignition Entertainment Limited based upon a reasonable period (3 trading days) before and after the date of the acquisition, and stock to be issued for consulting fees as common stock to be issued in the equity section of the balance sheet. The effect of the restatements was to increase excess of cost over net assets acquired by $5,105,646, increase current liabilities by $371,911 and increase long-term liabilities by $3,584,747 for the revaluation of the purchase price of Ignition Entertainment Limited and reclassification of amounts from stockholders' equity to liabilities. The effect of the restatement was to also decrease stockholders' equity by $6,843,509. Also see Notes 4 and 6.

      Excess of cost over net assets acquired, current and long term liability, and common stock to be issued accounts in the September 30, 2002 consolidated balance sheet and statement of stockholders' equity have been restated for the effects of the revaluation and reclassification. There were no adjustments made to the accompanying consolidated statements of operations for the nine-months ended September 30, 2002 and 2001 as a result of the restatements.

NOTE 2 ACCOUNTS RECEIVABLE

         The components of accounts receivable are as follows:

                                                        2002         2001

         Unrestricted Trade Receivables                $171,447       --
         Restricted Trade Receivables                   480,656       --
         Allowance for Doubtful Accounts               (43,970)       --

         Accounts Receivable, Net                      $608,133       None


      Restricted trade receivables are collateral for the DcD Factors secured borrowing facility that Ignition entered into in April 2002. Unrestricted trade receivables consists primary of vendor receivables for enterprise software and information technology services sold by the Company and its Springboard subsidiary.


NOTE 3 NOTES PAYABLE


(A) NOTES PAYABLE - SHORT-TERM

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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Accrued interest at September 30, 2002 was $3,596.

      Future maturities of long-term debt as of September 30, 2002 are as follows:

                        YEAR           AMOUNT
                        ----           ------

                        2003      $     104,020
                        2004          2,203,050
                        2005            319,826
                                     ----------

                        Total     $   2,626,896
                                      =========

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


NOTE 4        STOCKHOLDERS' EQUITY (DEFICIENCY)

      During the three months ended March 31, 2002, the Company issued 50,000,000 shares of its restricted common stock to Messrs. MacDonald, Hamilton, Birch, Villella and Bullock in accordance with the 9/17/01 Stock Purchase Agreement with International Technology Marketing. All shares are held in safekeeping pending completion of the escrow agreement. On September 30, 2002, the former shareholders of ITM earned 20,000,000 contingent shares having a value of $3,800,000. These shares are to be released out of escrow. (See Note 5(E)). The shares were valued at $.19 per share based on the closing price of the Company's stock as of September 30, 2002, the date that the shares were earned. The Company recorded $3,800,000 as stock-based compensation expense for the quarterly period ended September 30, 2002.

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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      On April 26, 2002 and June 28, 2002, the Company issued 1,040,000 shares of restricted common stock to Danson Partners, LLC, having a value of $125,000 for financial consulting services rendered (See Note 5(F)).

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

      On June 28, 2002, the Company issued 23,370 shares of common stock to Danson Partners, LLC having a value of $5,000 for consulting services rendered. The Company has also accrued $7,500 of common stock to be issued for consulting services rendered which has been included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2002.

      On June 28, 2002, the Company issued 100,000 shares of restricted common stock to Westrock Advisors having a value of $20,000 for placement agent fees.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      On June 13, 2002, the Company  notified the Licensor that it was canceling
      its  license  agreement   effective   immediately.   As  of  the  date  of

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      cancellation, the Company was obligated to issue 100,000 shares of common stock to the software owner. As of September 30, 2002, the shares have not been issued . The Company is currently in negotiation with the Licensor to determine whether the shares are legally issuable.

(B) CONSULTING AGREEMENTS
-------------------------

      On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of the acquired inactive reporting shell company (SEE NOTE 1(B)). The consulting agreement states that one year after the execution of the agreement ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,012,475 common shares to the consultant as an additional fee. The Company is currently contesting the issuance of the additional shares. The Company has not accrued an estimated loss for this contingency because, in accordance with the provisions of SFAS 5, it is not probable at the time that the financial statements were issued that a liability had been incurred and that the amount of loss can be reasonably estimated.


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

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      During the quarter ended September 30, 2002, the former ITM shareholders became eligible to receive 20,000,000 shares out of escrow. The Company recorded stock-based compensation expense of $3,800,000 for the quarter and credited shareholders equity for the value of the contingent stock earned. The Company valued the shares at $.19 per share based on the closing price of the stock at September 30, 2002, the date that the shares are deemed earned.


(F) CORNELL CAPITAL PARTNERS, L.P. EQUITY LINE OF CREDIT AGREEMENT
------------------------------------------------------------------

      In February 2003, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the marketprice, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.


(G) MONTPELIER LIMITED
----------------------

      On June 1, 2002, Ignition Entertainment Limited entered into a consulting agreement with Montpelier Limited ("Montpelier") whereby Montpelier will provide business development and financial advice to Ignition
      Entertainment  Limited.  Under  the  terms  of  the  agreement,   Ignition

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 6 ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

      On May 28, 2002, the Company acquired 100% of the stock of Ignition Entertainment Limited, a UK corporation, that specializes in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141.This acquisition is the Company's first step in expanding the Company's business from only an enterprise software distributor to a developer, publisher and licensor of consumer software entertainment and video games. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share for a total purchase price of $11,949,155. Based upon the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the three trading days before and after the day the Company entered into the terms of the acquisition agreement. These shares will be held in escrow until disbursed in accordance with the terms of the escrow agreement. IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition Entertainment Limited acquisition (the "Incentive Stock") DcD Holdings Limited will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition Entertainment Limited. The Ignition Entertainment Limited management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are also convertible into 15,000,000 shares of IVP Technology common stock, for key employees and shareholders depending upon the attainment of certain levels of gross revenues and net income. This acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets of $1,291,059. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $10,658,096. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The non-incentive common and preferred stock that the Company is obligated to issue for the purchase of Ignition Entertainment Limited's net assets is recorded in the liability section of the balance sheet. The liability associated with any Incentive Stock issuable in conjunction with this acquisition based on the achievement of certain revenue and net income results over a two-year period will be recorded as additional goodwill as payout thresholds are achieved.

      The purchase price  allocation  recorded for the acquisition of the assets
      and  liabilities  of  Ignition  Entertainment  Limited,   approximate  the
      following:

             Cash                                        $     1,132,039
             Accounts receivables, net                           775,457
             Inventory                                            56,689
             Fixed assets, net                                   350,461
             Prepaid expenses and other assets                   173,769
                                                         ---------------

             Total assets                                      2,488,415
                                                         ---------------
             Liabilities assumed:

             Accounts payable & accrued expenses                 384,152
             Income taxes payable                                 83,002
             Other liabilities                                   730,202
                                                         ---------------

             Total liabilities assumed                         1,197,356
                                                         ---------------

             Excess of assets acquired over
             liabilities assumed                               1,291,059
             Purchase price                                   11,949,155
                                                         ---------------

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             Goodwill                                  $      10,658,096
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

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ignition Entertainment Limited had been made at the beginning of the periods presented:

                                       NINE MONTHS ENDED      FISCAL YEAR ENDED
                                       SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                       ------------------     ------------------

            Net sales                      $     2,917,036   $      67,358
            Net earnings (loss)                (8,405,880)      (1,211,148)
            Basic and diluted earnings
              (loss) per common shares     $         (.09)   $        (.03)

      The following unaudited pro forma consolidated balance sheet is presented as if the acquisition of Ignition Entertainment Limited had been made at the beginning of the calendar year ended December 31, 2001:

                         Consolidated Balance Sheet Data

                     Assets:

                     Cash                                             $1,132,271
                     Accounts Receivable, Net                            775,457
                     Inventory                                            56,689
                                                                     -----------
                     Current Assets                                    1,964,417
                                                                     -----------

                     Fixed Assets, Net                                   350,461
                     Prepaid Expenses and Other Assets                   174,642
                     Deferred Licensing Fee, Net                       3,600,431
                     Excess of Cost Over Net Assets Acquired          10,658,095
                                                                     -----------

                     Total Assets                                    $16,748,046
                                                                     ===========

                     Liabilities:

                     Accounts Payable and Accrued Expenses               863,723
                     License Agreement                                 3,620,268
                     Note and Interest Payable                           234,841
                     Common Stock to be Issued                         3,584,747
                     Convertible Preferred Stock to be Issued,
                       Short-Term                                      4,779,662
                                                                       ---------

                     Current Liabilities                              13,083,241
                                                                      ----------

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Other Liabilities                                   942,224
                     Convertible Preferred Stock to be Issued,
                       Long-Term                                       3,584,747
                                                                      ----------

                     Total Liabilities                                17,610,212

                     Stockholders' Deficiency                          (862,166)
                                                                      ----------

                     Total Liabilities and Stockholders' Deficiency  $16,748,046
                                                                     ===========


      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


NOTE 7 ACQUISITIONS OF SPRINGBOARD TECHNOLOGY SOLUTIONS, INC.

      On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions, Inc. ("Springboard") for consideration of 2,000 common shares on the basis of a one for one exchange. The value of the common stock issued was $260 or $.13 per share based on the value of the Company's common stock on the date that the Board approved the transaction. Springboard was owned by the former shareholders of International Technology Marketing Inc., including Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella and Sherry Bullock all of whom were officers of the Company at the time of acquisition. Springboard is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard had 10 full time employees and consultants. The acquisition will enable the Company to expand its enterprise software business and complements its existing enterprise software products. It also provides the Company with additional employees dedicated to the marketing and selling of the enterprise line of software products. This acquisition has been accounted for by the purchase method of accounting in accordance with the provisions of SFAS 141 and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. As a result of the Springboard acquisition, the Company recorded goodwill in the amount of approximately $367,477. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. As of the balance sheet date, management has determined that the goodwill associated with this acquisition is not impaired.

      The Company's acquisition of Springboard is not considered a "significant" or material event because Springboard's net assets and results of operations are less than 10% of the Company's consolidated balance sheet and results of operations.


NOTE 8 PRIOR PERIOD ADJUSTMENTS

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

      The Company did not account for the value of the beneficial conversion feature and warrants upon issuance of the Note in accordance with EITF

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 9 GOING CONCERN

      As reflected in the accompanying financial statements, the Company's net loss of $6,366,811, net cash used in operations of $2,294,434 and its working capital deficiency of $9,518,833 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The Company has entered into new license and marketing agreements, has raised equity capital and has expanded its business operationS. Management believes that actions taken to obtain additional funding and to expand its products and operations, provide the opportunity for the Company to continue as a going concern.


NOTE 10  SUBSEQUENT EVENTS


      The Company has evaluated goodwill for impairment as of December 31, 2002. As a result of this review, the Company has determined its goodwill is fully impaired and will write-off $10,658,096 and $367,477 related to the acquisitions of Ignition Entertainment Limited and Springboard Technology Solutions, Inc., respectively. This charge will be included in operating expenses on the accompanying financial statements for the year ended December 31, 2002. The Company's assessment of its goodwill is based on undiscounted future cash flows and the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable productions.

                    IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2002 and for the three months ended September 30, 2001 were $4,864,468 and $322,886, respectively, or an increase of $4,541,582. The increase in operating expenses resulted primarily from an increase in salaries and wages of $4,314,840 principally attributable to $3,800,000 of compensation expense to the former International Technology Marketing shareholders under the terms of the compensatory earn-out provisions of the September 2001 acquisition agreement and $460,716 of wages to the Ignition Entertainment Limited employees. Amortization and depreciation expense increased by $77,660, relating to amortization of deferred financing fees and depreciation on Ignition Entertainment Limited's fixed assets.

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

      OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2002 and for the nine months ended September 30, 2001 were $6,351,480 and $858,809, respectively, and represents a $5,492,671 or 640%
increase from the prior period. The increase in operating expenses resulted primarily from an increase in wages and salaries of $4,429,125, principally attributable to $3,800,000 of compensation expense to the former ITM shareholders under the terms of the compensatory earn-out provisions of the September 2001 acquisition agreement and $617,458 of wages to the Ignition Entertainment Limited and Springboard employees. Depreciation and amortization expense increase by $130,699 from the comparative nine-months ended September 30, 2001 as well as an increase in professional and consulting expenses of $429,200. The increase in consulting and professional fees for the nine months ended September 30, 2002 as compared to September 30, 2001 is principally attributable to the expensing of $250,000 of product marketing consulting costs and $206,180 of consulting fees incurred by Ignition Entertainment Limited. Our general and administrative expenses and infrastructure expenses increased by $284,553 from the comparative nine-month period ended September 30, 2001 due to the additional costs associated with the Company's new management team, the additional costs associated with the Company's expansion, including the opening of a Chicago office and the acquisition of the Ignition Entertainment Limited and Springboard's business operations. These costs include rent, and other office operating costs such as utilities, equipment leasing costs and other office expenses.

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

      In February 2003, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P., which replaced an earlier equity line that contained impermissible conditions. Under this agreement, IVP
Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10.0 million. IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. IVP Technology paid Cornell a one-time fee accounted for as $330,000 paid as 3,032,000 shares of common stock. Cornell Capital Partners is entitled to retain 3.0% of each advance as a fee. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connnection with consulting the company on various financial matters. Of the fee, $75,000 ws paid in cash with the balance paid in 1,040,000 shares of common stock.

      Pursuant to the Equity Line of Credit, we may at our option only periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs or for other purposes such as acquisitions. Th periodic sale of shares is known as an advance. We may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay us the advance amount, less the 3% retention fee. We may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, we may continue to request advances until Cornell Capital Partners has advanced $10.0 million or two years after the effective date of the accompanying registration statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.


      We anticipate that our cash needs over the next 12 months consist of general working capital needs of $13,000,000, plus the repayment of outstanding indebtedness of $2,386,275. These obligations include outstanding convertible debentures in the amount of $150,000 as well as accounts payable and accrued expenses in the amount of $1,273,896 and loans payable of $782,949. As of September 30, 2002, we had a working capital deficiency of $9,518,833. We anticipate that our cash needs over the next 12 months will come primarily from the sale of securities or loans, including the Equity Line of Credit.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and as a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net operating losses and negative cash flows since inception and, as of September 30, 2002, we had an accumulated deficit of $20,302,083. Cash used in operations for the years ended September 30, 2002 and 2001 was $2,294,434 and $87,089, respectively. At September 30, 2002, we were overdrawn by $11,035. Such conditions raise substantial doubt that we will be able to continue as a going concern. Unless we are able to raise additional capital through the issuance of stock or convertible debentures or commence drawing down on our Equity Line of Credit once it is declared effective by the SEC, our operations will have to be significantly curtailed.

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

(F) USE OF ESTIMATES
---------------------

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


(J) INVENTORY
-------------

      Inventories, which consist primarily of system components, parts and supplies and completed games and other video accessories, are stated at the lower of weighted average cost or market. The weighted average cost of inventories approximates the first-in, first-out ("FIFO") method. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

(K) PLANT, PROPERTY AND EQUIPMENT
---------------------------------

      Plant, property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the shorter of the estimated useful lives of the assets or the applicable lease term for leasehold improvements ranging from 3 to 10 years. Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized currently.


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


(M) EXCESS OF COST OVER NET ASSETS ACQUIRED
-------------------------------------------

      A In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


OTHER INFORMATION

Not applicable.


ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ----------------------------------     --------------------------


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ----------------------------------     --------------------------

2.1            Agreement and Plan of Reorganization   Incorporated by reference to
               dated March 21, 2000 between IVP       Exhibit 4.1 to IVP Technology's
               Technology Corporation and Erebus      Form 8-K12G3 filed on April 19,
               Corporation                            2000

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


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ----------------------------------     --------------------------

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


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ----------------------------------     --------------------------


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


EXHIBIT NO.    DESCRIPTION                            LOCATION
-------------  ----------------------------------     --------------------------

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