Form 10KSB
period 2002-12-31
IVP TECHNOLOGY CORP
filed 2003-04-18
CIK 1011601

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                          Commission File No. 000-30486


                           IVP TECHNOLOGY CORPORATION
             (Exact Name of Registrant as specified in its charter)

               NEVADA                                  65-6998896
------------------------------------      -------------------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
   COMMON STOCK, $0.001 PAR VALUE               150,000,000 SHARES AUTHORIZED


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                         Yes  [X]                            No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B, which is not contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


         State issuer's revenues for its most recent fiscal year: $3,210,595.


         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days: $3,902,236.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,449,261
 SHARES OF COMMON STOCK,$.001 PAR VALUE, WERE OUTSTANDING ON DECEMBER 31, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      NONE

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

            IVP Technology Corporation is a Nevada registered company with a head office in Toronto that operates through two divisions, Consumer and Enterprise. The consumer division currently consists of Ignition Entertainment Limited, a UK subsidiary of IVP, a Chicago office of IVP which uses the Illinois registered trade name Ignition USA and SilverBirch Studios, a group within Springboard Technology Solutions, a wholly owned Canadian subsidiary. The Enterprise division currently consists of Springboard Technology Solutions Inc., a wholly owned Canadian subsidiary, and a group within Springboard which carries on business under the registered trade name of MDI Solutions. The two divisions develop, market, license, publish and distribute software and related products for both the consumer and enterprise marketplaces. In addition, the Enterprise division also provides outsourced IT services for corporate and institutional customers. IVP is actively searching for potential acquisition candidates to build additional critical mass for both of these divisions. A review of each of the divisions and their respective products follows.


ENTERPRISE DIVISION

         IVP Technology's enterprise software division currently operates through its wholly owned Canadian based subsidiary, Springboard Technology Solutions Inc. and its specialty medical data integration team which conducts business under the registered trade name of MDI Solutions. The website for Springboard is at www.springboardtech.com and the website for MDI is at www.mdisolutions.com.

         The enterprise division currently markets general data management products and services, web and other information technology services. Our data management products, which are a combination of our own products and products under reseller agreements, are capable of operating on a stand-alone basis or integrating with other enterprise level software or legacy systems in place in enterprises and institutions. IVP Technology believes that the data solutions products it represents can provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field, wherever that may be, and moving it into processes that take place in the front and back office environment through to business decision making levels. A description of IVP Technology's current enterprise software products is included below. Although we have not represented these products for sufficient time to build up a stable of clients using these products, the vendors or other resellers that also sell these products have represented to us that the products that we represent are already in use in a number of enterprises such as insurance companies, banks, governments and manufacturing industries. Generally sales cycles are long in the data management and enterprise marketplace. The division markets software products through its data integration and network solutions staff.

         A description of IVP Enterprise Division software products follows. Development of these products has been completed by their owners. IVP Technology expects that all of these products will be upgraded as technology changes. At this time, IVP Technology cannot predict when upgrades will be required or available. As a result, IVP Technology cannot predict if and when it will earn revenues for such upgrades.

         CLASSIFIER. IVP Technology has entered into a two-year, non-exclusive licensing agreement to distribute the Classifier software program, developed by TiG Acquisition Corporation also known as The Innovation Group, PLC. IVP Technology received a non-exclusive right to sell such software in the United States, Mexican and Canadian territory and latterly the United Kingdom.

         DESCRIPTION OF CLASSIFIER. The Classifier product is a sophisticated business intelligence solution that provides data analysis benchmarking and which can monitor on-going improvements on business activities, such as specific products, lines of business or other information within a business operation. Classifier was designed to create and broadcast business intelligence knowledge views direct to decision makers over corporate Intranets and the Internet. Classifier turns a database into a web site, enabling more people to access data with a web-browser. Classifier incorporates a high-performance and powerful data analysis server, a web-report publishing facility, versatile data transformation features and the ability to connect and extract data from multiple back office data sources.

         MARKET FOR CLASSIFIER. The market for Classifier is almost exclusively centered on larger facilities where polling multiple databases for changes in volumes, makeup and conditions and other decision-making components could have a material impact on the way operations are managed. The product can be adapted to various industry sectors.

         I-BOS(TM). IVP Technology obtained the license to distribute I-Bos as part of a re-negotiation of the Classifier product. IVP Technology has entered into a two-year, non-exclusive licensing agreement to distribute the I-BOS operating system, developed by TiG Acquisition Corporation also known as The Innovation Group, PLC. IVP Technology received a non-exclusive right to sell such software in the United States, Mexican and Canadian territory and latterly the United Kingdom.

         DESCRIPTION OF I-BOS. I-Bos is an application development environment for business analysts. It is process and rule centric and allows analysts to build complete business applications for specific vertical markets without any programming knowledge in a language that is understood by that business sector.

         MARKET FOR I-BOS. IVP intends to take the I-Bos product to several health care environments where authorization for drug administration or other high value processes are currently subject to significant manual intervention or where other processes need to be automated for surety of performance.

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

         MARKET FOR VIPER. The market for Viper is concentrated on those institutions where rapid analysis of complex data bases is necessary - it is primarily a data mining tool with rapid and comprehensive statistical analysis tools built into its code.

         VAAYU. On June 27, 2002, IVP Technology announced the release of Vaayu, a software product set developed by Springboard Technology Solutions, Inc. Vaayu(TM) (named after the God of Wind and Air in Hindu mythology) operates as middleware within an enterprise and facilitates communication and the transmission of data between handheld devices and existing applications. The Vaayu(TM) Administration Studio consists of a suite of connectors that interact with systems within an organization, allowing Vaayu(TM) administrators to define and publish functionality to handheld and wireless devices through a graphical user interface and XML-based protocols. Remote workers can then utilize this functionality from Vaayu(TM) client devices, and data can be retrieved from or integrated into existing internal systems in real time.

         DESCRIPTION OF VAAYU. Vaayu(TM) has been built exclusively using leading, standards-based technologies, including Java(TM) and XML (Extensible Markup Language). Java(TM) is a platform-independent, object oriented development technology introduced by Sun Microsystems that provides robust end-to-end solutions for networked applications as well as a trusted standard for embedded applications. XML is a technology that provides a flexible way to create common information formats and share both the format and the data on the World Wide Web, intranets, and elsewhere.


SERVICES

         Springboard and MDI also operate as a supplier of trained individuals for specific services on an outsourced basis. Under MDI for example the company has been successful in obtaining ongoing services work for a number of Canadian hospital and health care providers and has just recently commenced performing these services in the United States as well. Our network services personnel are also engaged in outsourced delivery of network support. In both these cases we bill clients on an hourly or daily basis. Generally, we enter into service agreements with our service clients, which agreements specify the hourly rate and the nature of the contracted services to be provided.


MARKET FOR PRODUCTS AND SERVICES

         IVP Technology believes that the market for enterprise software has slowed considerably over the past several years. IVP Technology also believes that the market is characterized by long selling cycles and competition from numerous vendors. Based on its experience, IVP believes that the trend in commercial software has moved towards systems integration of various products into existing IT environment and service providers such as IBM, CGI and various other integration companies often have an edge over strictly stand alone software product developers. Thus many times the key to success in selling software products into a customer location is to operate as a systems integration company or a services company to a particular industry segment. To that end, IVP Technology has identified health care as a market segment that it intends to focus its sales efforts. IVP Technology believes that hospitals and others in the health care area have a need for enterprise software products. IVP Technology has one product installed on a trial basis at St. Joseph's Health Centre in Toronto but it cannot yet be considered a sale. In addition, we have received an order from another hospital, however, the product is not yet installed and no revenue has been recognized. We view this process of gradually gaining product acceptance as a normal state in the sales development process. We anticipate that it may take us another year to make a solid and profitable business out of distributing data management solutions.


OUTLOOK - ENTERPRISE PRODUCT LINE

         The growth of the internet together with a proliferation of various other network configurations including wireless telephone, satellite and radio, using various communication protocols, has become an important way for corporations to communicate with field employees and for professionals to access personal and business information, download new applications, access new services and interface with organizational data and topical information. IVP Technology believes that inter-party interfaces over the internet, as well as wireless access to internet content and enterprise data will make small personal computers and other data enabled communication devices increasingly valuable to users.

         IVP Technology competes within the global market for software applications. These applications are developed for both handheld/portable devices and client server/networked installations. The market for these products is evolving rapidly and is highly competitive. Competitors include (i) Microsoft, as the developer of the handheld personal computer Windows CE operating system, which also develops software applications for devices that run on Windows CE, (ii) the community of developers that has developed products for the palm operating system; (iii) the community of developers that has emerged since the introduction of these devices that creates applications for Linux, Sun, and other operating system platforms; and (iv) the host of developers that are developing entertainment and enterprise applications on other handheld devices including telephones, personal entertainment devices and other communication devices. Nearly all of IVP Technology's competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than IVP Technology does.

         IVP and its wholly owned subsidiary Springboard believe that systems integrators are in the best position to market software to their existing clients. Therefore we do not intend to compete directly against any of the larger software creators and marketing companies in the promotion of software in and of itself, rather we intend to market to our growing list of clients to which we provide outsourced data integration and network services. Our ongoing investment in this area will be balanced in relation to our investment in the Consumer Division as the company does not have sufficient financial resources to compete as a enterprise software developer and mass distributor of enterprise software.


CONSUMER DIVISION

         The Consumer Division primarily, but not exclusively, operates through Ignition Entertainment Limited in the UK through IVP Technology, d.b.a. as Ignition USA in North America and through SilverBirch Studios for mobile and on-line games. On May 28, 2002, the Company acquired Ignition Entertainment Limited, a company organized in late 2001 under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computer and game console software and accessories. Ignition commenced operations on April 2, 2002. Subsequently, Ignition purchased the assets of Alternative Sources Limited, the assets of I-Wish (Games) Limited, some assets from Awesome Developments Limited, the assets of Archer MacLean t/a Awesome Developments Limited, and the shares of 3R Learning Limited prior to all the shares of Ignition being purchased by IVP Technology on May 28, 2002. In September 2002, IVP opened an office in Chicago and registered the "DBA" name of Ignition USA to act as a North American sales office for the consumer division. In February, 2003 Springboard Technology created a self contained group within the Springboard development department to concentrate on mobile and on-line game development for web portals and mobile devices. IVP technology registered the "DBA" name for SilverBirch Studios in March, 2003.

         All entertainment products that have been or will be developed by Ignition are directly related to the personal computer and video games industry and include games for the following platforms: Microsoft XBox, SONY PlayStation, SONY PlayStation 2, Nintendo GameBoy Advance, Nintendo GameCube, IBM PC & Compatibles. Ignition's main focus is the creation, acquisition and publishing of its own intellectual property over which it will retain control. This involves:

         (i) The design of original PC and video games and the in-house and outsourced development of these games;

         (ii) The acquisition of key "licenses" (film & character licenses) from which to create game concepts; and

(iii) The publishing and distribution of its own and third party games in North America and Europe.


DEVELOPMENT

         Ignition currently has development staff in its Banbury and Lincoln offices where development is taking place on products for the GameBoy advance, PC, XBox and PlayStation platforms. Typically, game title products are designed on the PC then when they are about 80 percent complete the core game is ported to development teams that specialize in the other platforms. The company has "development license" agreements with Microsoft, Nintendo and Sony to support its product development activities. No development licenses are required for development of PC games. These development agreements permit Ignition to use specialized development software created by the three main platform manufactures in the construction of games for the game platforms. In essence the development software includes proprietary code and algorithms which as coders develop specific product for the platforms allow the product to be played on the individual machines owned by consumers. The three major platform manufacturers do not accept products built for distribution with their brand names on them unless built under their development kits. Currently we are authorized developers for Nintendo, XBox and the two Sony PlayStation platforms. All developers for the three main platforms use the same development kits under licenses from the platform manufacturers. Generally, video games do not require upgrades.

         As of December 31, 2002, Ignition had three PC, XBox and PlayStation games representing 9 sku's under development for release in 2003-2004 and 5 PlayStation "one" games in conversion for release in 2003.


LICENSING

         IVP, through Ignition, is currently in discussions with a number of other software developers to obtain publishing rights for various geographic areas for various game titles or other intellectual property rights from which games can be built. The economics of various licenses is an important determinant in the success or failure of various licensing transactions. Typically, Ignition the company would pay an advance royalty or a license fee to allow the company to publish or alternatively develop a game based on the licensed intellectual property. All transactions are based on the type of intellectual property being conveyed which can range from a limited publishing agreement for a completed game to be published in a particular geography (e.g. North America only), through to licensing the characters from a movie or book from which one or more series of games will be built and published world wide.


PUBLISHING

         Publishing occurs when a particular game title is obtained or created and the company acts as the "manufacturer" and "packager" of the title. Typically the publisher takes the risk of inventory by ordering the game to be manufactured and then shipping the game to various distributors in countries where it may or may not be represented by a physical office. The publisher typically takes a game title to one or more of the platform manufacturers to seek approval to use the manufacturer's platform name on the product.

         For example to "publish" a PlayStation game the publisher would first have to be an authorized developer and publisher for the platform. Following completion of development of the title an executable code version of the game would be presented to the "quality control office" of Sony PlayStation who would analyze the game for quality, playability, content, errors, bugs, and competitive positioning. If the game meets the standards of the platform manufacturer the product is approved. The publisher would then submit the "gold master" version of the game to the platform manufacturer together with a letter of credit or cash to pay for the printing of the number of disks or "cartridges", in the case of GameBoy, that need to be printed to satisfy the initial order the publishers had obtained from its distribution system. The letter of credit ensures that the platform manufacturer receives his prepaid royalty for the number of disks being printed and payment for the actual stamping of the disks. For example, if 500,000 disks are to be printed or "stamped" the letter of credit could be for an amount in excess of $5,000,000. This would represent the cost of physical goods for the particular title. Additionally the publisher pays for the marketing program, occasionally in conjunction with the platform manufacturer if it is a blockbuster game, and the packaging materials - the box. The publisher resells these boxed disks at the wholesale price to its distributors.

         The products that Ignition is currently distributing consist of 9 video games that are in wholesale and retail distribution. Several more large scale games are nearing the end of their development cycle and are expected to be released in 2003. In addition there are a number of negotiations presently taking place which are expected to result on many more third party games being published by Ignition Entertainment.

         Currently, Ignition has the following software titles in distribution in Europe and North America for the Nintendo GameBoy Advance platform and anticipates releasing some of these same titles for the PlayStation "One" platform.

o   World Tennis Stars    o   Demon Driver   o  Monster Bass Fishing
o   Strike Force Hydra    o   Animal Snap    o  International Karate Plus
o   Pinball Tycoon        o   Stadium Games  o  Super Drop Zone
         .


MARKETING

         IVP Technology out sources internal marketing personnel which plan and execute marketing programs related to titles that are being published. This consists of Marcom (marketing communications) and PR (public relations). The first determines the audience and positioning of the marketing and advertising related to a game title while PR looks for quasi free venues to distribute information about the company. Typically the Marcom function is related to the 3 to 4 months that precede a games introduction to the market while the second is and ongoing function which has as its aim the positioning of the company in relation to its market.


DISTRIBUTION

         IVP Technology has an active sales force for game sales in Europe which has numerous contacts among the retail channel in the UK and with certain key distributors in Western and Eastern Europe. Sales objective is to get signed purchase orders or incoming letters of credit against which the company can raise letters of credit to finance manufacturing of game titles. The company maintains an adequate letter of credit facility as well as receivable insurance to back up its full recourse factoring facility.

         Ignition's customers currently include:

         (i)      Major national UK and North American retailers;

         (ii) Independent computer and video/DVD retail and rental stores that sell video games;

         (iii)    Rack Program distributors in various countries; and

         (iii)    Import customers in France,  Germany,  Italy and Spain who use
                  Ignition's    wholesale   product    distribution   group   to
                  redistribute to retailers and suppliers in those countries.

         Ignition is not dependent upon any particular customer for a material amount of its business. Ignition Entertainment Limited has a number of companies located in various European countries that handle Ignition products and products that are resold for other vendors. In the United States, IVP Technology has 12 sales agents that are not on the company's payroll but who work on a commission basis.


MARKET POSITIONING FOR IGNITION IN THE UK AND USA

         Ignition's management has a wealth of experience in marketing and distribution video games product and offers the following services in seeking to strengthen its position within the industry and forming long-term relationships with other key developers and publishers.

         (i) For third-party developers - a more lucrative alternative to their existing route to market. Currently, the share of the ultimate revenue generated by a product is disproportionately in favor of the publisher. A more lucrative arrangement for developers will encourage them to review their existing arrangements.

         (ii) For third-party publishers - a route to market for publishers with little or no current representation in Europe or the North American market. This will include smaller, talented, Far Eastern and American Publishers. The business will look to obtain "exclusive" distribution agreements with these publishers covering Europe and North America.

         (iii) For retailers - a small but efficient sourcing and distribution service for all video games related products available for distribution within the European Community. This will typically cover "top-up" orders from retailers and will in the main be purchased to order, thus ensuring no stock of finished third party products.


INDUSTRY SIZE

         Ignition believes that the next five years will see substantial growth in the video games industry including the expansion of computer entertainment for hand-held devices such as PDA's, Java enabled telephones and other mobile communication devices.

         This view is backed by third party market research firms such as DFC Intelligence (www.dfcint.com/game article/forecasts.html) which indicates that in the United States alone PC software and video game market was worth almost US$ 6.0 billion in 2001. Early indications from NPD Funworld are that in the year 2002 the market for games for the first 10 months of the year had topped 6 billion or 25% ahead of comparable 2001 figures.

         In Fall 2001 and Spring 2002, the industry saw the launch of two new video games hardware platforms, the Microsoft XBox and the Nintendo GameCube, which will drive the market forward again for the next three-five years much the same as the SONY PlayStation has over the past five years. Forecasted aggregate sales of game console units for the United States alone are expected to top 142 million units by 2006 up from an aggregate of 60.7 million units in 2001. See DFC Intelligence (www.dfcint.com/gamearticle/forecasts.html).


COMPETITION

         The market for consumer software including video games and other entertainment software for various PC and video consoles is growing. This growth has been fueled by hardware developments that allow game developers to expand the use of graphics and interactive aspects of games to produce an exciting entertainment package to a relatively young demographic group. While the original demographic group to which games appealed have gotten older they have not stopped playing games, thus as time goes on there are wider and larger socio-economic market segments to which games appeal. That is, the percentage of the population that has previously played games grows with every succeeding year such that the outright volume of players and potential customers of games vendors keeps expanding.

         The relative sophistication of the games has also increased such that there are now specific genres of games - such as "first person shooter", "team play", "sport games' etc. by which to differentiate games in the market. Thus some games vendors have become niche suppliers for particular types of games that may or may not be aimed at certain demographic groups. This expansion in the game market (software) has been coupled with competition on the game console market (hardware) such that hardware vendors are lowering their prices to capture successively larger groups of players. Hardware sales are dependent to a certain extent on having games available to play on the particular hardware manufacturer's equipment. Thus currently Microsoft's XBox, while a more powerful console than Sony's PlayStation 2, has fewer units out in the marketplace in part because fewer games are available on the platform and because it was released later than the PlayStation. IVP Technology expects that this will balance itself over time. Equipment platforms have a life cycle, but even though buyers may gravitate to a newer version of a particular system the old system remains playable and is often handed down to younger family members who buy games for that system. Game development companies often create newer versions of older successful game titles such that "franchises" for games develop such as some popular sports games that have new versions created for each new sports team year. Despite the economic slowdown in some sectors of the economy the consumer games market has shown that it is relatively immune from the current economic slowdown in the United States.

         IVP Technology through Ignition Entertainment Limited competes in the global market for entertainment software. The market is characterized by a number of large and a much greater number of small software vendors and game developers, as well as by a number of large wholesale and retail distributors in various regions of the world. Many of IVP Technology's potential competitors have significantly greater financial, technical and marketing resources than we do. Our competitors may be able to respond more rapidly than us to new entertainment genres or to new or emerging game platforms. They may also devote greater resources to the development, promotion and sale of their products than does Ignition. However it is also apparent that the suppliers of product for the market is made up a large number of independent software developers who create the products and who have numerous options in taking their games to market through publishers and distributors. Personal relationships generally have more to do with eventual publishing agreements than other strictly financial factors. It is IVP's intention to expend a great deal of time and energy sourcing product from small to medium sized independent developers through which IVP will have sufficient access to product to fill its distribution channels. In this later regard IVP will raise term and project oriented finance from various financial institutions and "content" pools to fund the acquisition of developed products. The financial institutions that engage in this type of financing use "completion bonding" techniques such as found in the movie and film industry to assist in removing the technical risk form product completion. We believe that the equity line of credit should provide sufficient balance sheet back up to enter into this market in a meaningful way. Should the equity line not be sufficient to provide for the financing required to facilitate the acquisition of licences to distribute products or alternatively the company not have the capital to develop its own products the company may have to curtail these efforts and, therefore, sales revenues may be depressed as we will not be able to compete effectively.


EMPLOYEES AND CONSULTANTS

         IVP Technology Corporation has 2 employees based in Toronto with an additional 2 employees at its Chicago office which operates under the Ignition USA business name. At the time of the acquisition, Ignition Entertainment employed 40 people in the UK. Since that time, Ignition has added 25 employees, primarily in product development and marketing also in the UK. Springboard Technology currently has 17 employees, which is 7 more than when the acquisition was consummated on July 1, 2002. None of IVP Technology's employees are covered by any collective bargaining agreement.

         IVP Technology has entered into several consulting relationships, which are described below.

         o In February 2002, IVP Technology entered into a non-exclusive financial advisor agreement with Danson Partners, LLC. Pursuant to the agreement, Danson Partners, LLC provides financial advisory services, including the evaluation of financing structures and fundraising. The agreement will terminate on December 31, 2002 or earlier if one party provides 30 days written notice to the other party. To the extent that IVP Technology completes a fund raising transaction, then Danson Partners, LLC would be entitled to a cash fee of $75,000, plus a fee payable by the issuance of shares of common stock equal to $75,000. Danson Partners, LLC is also entitled to recover its reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement.

         o In March 2002, IVP Technology entered into a Consulting Agreement, whereby Danson Partners, LLC will assist IVP Technology in preparing its public company reports, assisting in the preparation of budgets and cash management and working with independent public accountants, as well as other advice requested by IVP Technology's President. In exchange for these services, IVP Technology will pay Danson Partners, LLC a monthly fee of $10,000, of which $2,500 is payable by the issuance of shares of common stock. The agreement terminates in February 2003. Danson Partners, LLC is also entitled to recover its reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement.

         o In January 2002, IVP Technology executed a one year consulting agreement with Vanessa Land for consulting services related to marketing and public relations in Europe and North America. Compensation for the agreement was the issuance of 5,000,000 shares of IVP technology valued at the time the agreement was signed at $250,000 or approximately 172,000 pounds. This cost was expensed entirely in the first quarter. The agreement has a term of one year. Vanessa Land is also entitled to recover her reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement.

         o On June 1, 2002, Ignition Entertainment Limited entered into a consulting agreement with Montpelier Limited whereby Montpelier will provide business development and financial advice to Ignition. Under the terms of the agreement, Ignition is obligated to pay Montpelier (pound)179,850 ($262,970) yearly in equal monthly installments of $21,914. Additionally, Montpelier was entitled to receive a signing bonus of (pound)29,975 ($43,828) upon execution of the agreement. Montpelier Limited is owned by Vijay Chadha, Ajay Chadha and

                  Martin Monnieckdam, all of whom are officers of Ignition Entertainment.

         o In August 2001, International Technology Marketing entered into employment/consulting agreements with Brian MacDonald and Peter J. Hamilton. Mr. MacDonald is employed as President and Treasurer and Mr. Hamilton is employed as Vice President, Sales or other duties as determined by the President. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Each of Mr. MacDonald and Mr. Hamilton has a salary of CAD $96,000 per year, plus 6% of sales revenue. As ITM is a dormant corporation following its acquisition by IVP Technology it has no sales revenue and therefore IVP is not liable to pay any portion of its sales revenues to Mr. MacDonald or Mr. Hamilton. IVP Technology guarantees the payments under these employment contracts. Neither Mr. MacDonald nor Mr. Hamilton receives any further compensation for service as an officer or director of IVP Technology.


SIGNIFICANT CONTRACTS

         CLASSIFIER AND I-BOS. On December 28, 2001, IVP Technology entered into a two-year, non-exclusive licensing agreement to distribute the Classifier software program, developed by The Innovation Group, Plc. IVP Technology received a non-exclusive right to sell such software in the United States, Mexican and Canadian territory. Subsequently, on September 30, 2002 we renegotiated the agreement with The Innovation Group, Plc. to add another product, "iBos", and relinquished the financial services industry vertical back to The Innovation Group Plc. In the course of our contract renegotiation we also obtained the right, on a non-exclusive basis, to distribute both the Classifier and the iBos product into the UK market. Meanwhile we retained the right to sell such software in the United States, Mexican and Canadian markets.

         Pursuant to the terms of this agreement, IVP Technology was obligated to pay The Innovation Group $3,620,268 by December 31, 2002. IVP Technology has paid The Innovation Group (pound)500,000 or approximately $714,000 in connection with the license. The remaining payments have been waived as part of the September 30, 2002 amendment. On February 16, 2002, IVP Technology borrowed
$864,180 from DcD Limited that was used, in part, to pay the March 31, 2002 installment to the Innovation Group. The agreement with The Innovation Group allows IVP to retain 50% of the gross revenue from any sale originated by IVP.

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


SOFTWARE DEVELOPER CONTRACTS

         Ignition Entertainment has software developer contracts with Nintendo, Sony and Microsoft to develop video games on the proprietary video game platforms owned by these companies. These contracts grant IVP Technology licenses to develop video games using the proprietary platforms owned by these companies, including GameBoy, GameCube, PlayStation, PlayStation 2 and X Box. The licensors have the right to approve any video games developed under these contracts to ensure quality. These contracts have terms that continue until terminated by breach, except for the Sony contracts, which have terms of one year and automatically renew for successive one-year terms unless either party provides the other with written notice of its election not to renew, and the Nintendo contract which has a three-year term.

SOFTWARE PUBLISHER CONTRACTS

         Ignition Entertainment has software publisher contracts with Nintendo and Sony. These agreements give Ignition the right to publish and distribute video games developed by Ignition provided the games are pre-approved by the respective platform manufacturer. Under these agreements, Nintendo and Sony each retain the rights to approve any video games so developed as well as the right to manufacture any such games. IVP does not yet have a publisher's contract with X-Box but is expecting to receive approval shortly.

         Ignition is unable to predict with any reasonable probability the amount of any revenues expected to generate under these agreements.


CORPORATE HISTORY OF IVP TECHNOLOGY


         LEGAL AND CORPORATE EVOLUTION

         Prior to March 2000 and from inception in 1994, IVP Technology went through various "reorganizations" including reverse share splits and several control changes. In March 2000, IVP Technology engaged in a recapitalization transaction whereby through the services of TPG Capital Corporation, IVP paid 350,000 shares worth $500,000 and $200,000 in cash to TPG Capital Corporation to merge with a non-active reporting entity, Erebus Corporation, whose sole shareholder was TPG Capital Corporation to become a reporting issuer with the SEC and thereby retain its status as a listed company on the OTCBB. A rule change at the OTCBB was the motive for the transaction as failure to remain a listed company on the OTC BB would have relegated the shares to the pink sheets. Management and the board of directors at that time viewed such a development as a detriment to stockholders and other investors. In addition to the payment of the cash and shares there exists a reset provision in the contract between TPG Capital and IVP which obligated, on a contractual basis, IVP to provide TPG Capital with shares sufficient to "make up" the difference between the share price value for 350,000 shares as at the date of the merger of Erebus and IVP and a point one year later. Based on the relative share prices in the market in March 2000 and in March 2001 it would appear that IVP owes TPG Capital an additional 3,028,378 shares. IVP does not intend to pay these shares over to TPG Capital as James Cassidy reached a settlement agreement with the SEC related to various practices associated with merging non-active shell reporting entities with OTCBB companies that had not achieved reporting status with the SEC prior to the rule change on the OTCBB.

         In September 2001, IVP Technology, represented by its then corporate counsel, the then board members and executives and who are not in any way connected to our current management team or the current board of directors, negotiated and entered into, on a arms length basis, an agreement with the five founders of International Technology Marketing Inc., a newly formed company, to gain the management services of the ITM founders for the benefit of IVP Technology. The founders of ITM were and are experienced finance, marketing and technology persons. The legal mechanism chosen for obtaining the services of the new management team was accomplished by the two companies (IVP and ITM) entering into a stock purchase agreement which was dated August 17, 2001. This agreement provided for the "acquisition" of shares of ITM and the issuance of up to 50,000,000 shares of IVP to be released to the individual founders of ITM, who would be performing the management duties at IVP. The trigger mechanism for releasing tranches of shares to the ITM founders was achievement of certain revenue milestones for IVP that the ITM founders performing the management services would achieve through application of their management expertise.

         The sole purpose and motive of the ITM "acquisition" was to secure the future management services of the shareholders of ITM. ITM had no operations and no sales at the time of the "acquisition," however its founders had experience in consumer and enterprise software development, distribution and marketing. The founding shareholders of ITM were Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella and Sherry Bullock who, except for Sherry Bullock who has resigned, remain the managers of IVP Technology Corporation. At the time of the acquisition, IVP Technology believed that retaining an experienced management team would facilitate the implementation of its business plan. In particular, Messrs. MacDonald and Hamilton had been employed by Softkey Software International, a software company that grew sales from $10 million in 1989 to $3 billion in 1997. During that time, Messrs. MacDonald and Hamilton gained experience with enterprise, entertainment and business software, which IVP Technology believed could increase their market opportunities in obtaining distribution arrangements, reseller networks and other distribution channels. The resumes of the principals were disclosed to the shareholders of IVP prior to a shareholder vote approving the transaction - the ITM shareholders and IVP's current management did not have any influence on the outcome of the shareholder vote and did not have a right to vote on the transaction. A resolution of the acquisition of ITM was included in a proxy statement sent to the registered shareholders of IVP which was, at the properly constituted annual general meeting of the company held on November 16, 2001, approved by a majority of shareholders. The shares that are allocated to management as a result of the stock purchase agreement have in part been released with the remainder being eligible for release and accounted for by IVP in accordance with the milestone achievements.

         Concurrent with the approval of the acquisition of ITM, the IVP shareholders voted to increase the number of authorized shares of IVP Technology from 50,000,000 to 150,000,000 common and created a new class of 50,000,000 "blank check" preferred, which, in part, was intended to permit IVP Technology to issue sufficient shares to pay for the management services obtained through the stock purchase agreement between of ITM and IVP, and, in part, to provide sufficient shares to acquire additional assets, entities and financing. The issuance of the 50,000,000 shares for ITM has not yet been fully accounted for as the shares given in exchange for ITM are subject to performance milestones.

In the third quarter ended September 30, 2002, the founders of ITM were eligible to receive 20,000,000 shares and these shares were recorded as "compensation shares" and valued as at the close of business on September 30, 2002. At the end of the fourth quarter, the founders of ITM were eligible to receive an additional 10,000,000 shares and the shares were likewise valued at the share price as that date. The remaining shares will be recorded as a type of "compensation payment" on the appropriate quarterly financial statements. Unearned shares have not yet been received by the management group and are currently being held pending satisfaction of revenue performance milestones.


         TECHNOLOGY AND MARKET POSITIONING EVOLUTION

         From IVP Technology's creation in 1994 until mid 1999, IVP Technology was dormant from a revenue generating perspective as the thrust of the business was that it was engaged in the search for active businesses or technology opportunities to exploit.

         In 1999, IVP Technology concluded an agreement with Orchestral Corporation, a small Ontario based software developer, to distribute, on an exclusive basis for certain countries, a software product under the name PowerAudit and to pay for additional development work on that product. From March 1999 and until December 28, 2001, IVP Technology was solely engaged in operating as the exclusive distributor of the PowerAudit product for the United States and Europe. IVP Technology attempted to market the product as a "wireless" solution for field force use. During the three year period that PowerAudit was being distributed by IVP only one sale was made for less than $150,000. From December 31, 2001 onward no sales were made of the PowerAudit program.

         Once on board in December 2001, the new management team commenced a review of the business of the company and also began to search for attractive revenue and profit producing entities and reseller licenses that could be acquired. On December 28, 2001, IVP Technology concluded its first distribution/reseller agreement with supplier of software other than Orchestral to augment the enterprise software business. This process will be ongoing and to date the company has acquired rights to distribute third party software products from unrelated software vendors namely "Classifier" and "Ibos", from the Innovation Group, Plc. and "Viper" from Smart Focus Limited.

         On June 13, 2002, IVP Technology gave advance notice to Orchestral that it was not going to renew and was terminating the 1999 software distribution agreement between Orchestral Corporation and IVP Technology Corporation for the PowerAudit product. The business reasons for terminating the PowerAudit distribution agreement was based on three factors. First, IVP Technology did not own or possess access to the source code and the right to modify the software source code to maintain its attractiveness in the face of technology evolution without using the Orchestral company's assistance. To purchase the source code would have been very costly to IVP even though Power Audit had not been a commercial success for IVP Technology in the time since it acquired the distribution rights in 1999. Second, the PowerAudit distribution agreement was set to expire in May 2003. In the case of the later factor it was determined by the board of directors that if IVP Technology expended marketing efforts and funds creating a brand or sales channel for the Power Audit product, it would have been in effect creating conditions for a more expensive renewal of the distribution agreement. This was particularly the case as Orchestral Corporation had tied in IVP to a support agreement whereby it is obligated to pay approximately $4,300 per month even without clients. Despite being the exclusive distributor for two large markets, the USA and Europe, the company was not successful in generating revenue. In fact only one sale of PowerAudit was ever concluded by the company and that was with the assistance of Orchestral Corporation. The customer subsequently had financial difficulties and the receivable that had been recorded for the sale was subsequently written off as a bad debt on the books of IVP. As the cost of extending the PowerAudit distribution agreement was not specified at the time the original agreement was executed, any improvements in the sales channel or customer base for PowerAudit would have eventually increased the cost to IVP of renewing the distribution license. IVP continues to record the amounts payable under the contract with Orchestral and will be issuing a share certificate for 100,000 shares which was a penalty payment to Orchestral for IVP's failure to sell sufficient numbers of PowerAudit licenses prior to June 2001.

         As a result of the termination of the PowerAudit license and the acquisition of Ignition Entertainment, IVP Technology's business has evolved from being primarily focused on the distribution of enterprise products, such as PowerAudit, to consumer products, such as video games. IVP Technology is seeking to expand its product offerings for both enterprise and consumer lines by attempting to develop, license or acquire such product offerings, although it has no current agreements to license or acquire any new offerings at this time.

ACQUISITIONS


         ACQUISITION OF INTERNATIONAL TECHNOLOGY MARKETING, INC.

         On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, IVP Technology agreed to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch and Villella, the members of our current management team, and to Ms. Bullock, a former member of our management team, in exchange for all of International Technology Marketing's common stock. On March 25, 2002, we "issued" the 50 million shares of common stock to the former shareholders of International Technology Marketing. IVP Technology is holding these shares for the benefit of the former shareholders of International Technology Marketing. These shares will be held pending satisfaction of certain performance related goals.

         The accounting treatment for the "issuance" of the shares will be to charge earnings on a non-cash basis at the quarter end that revenue milestones are reached for the market value of the shares being released from safekeeping. For example, in the year ended December 31, 2002 the company reached the first three revenue milestones of over $2,000,000 in revenue on a cumulative basis. On this basis the former ITM shareholders were eligible to receive 20,000,000 shares which were valued for accounting purposes at $0.19 per share or $3,800,000 at the quarter ended September 30, 2002 and 10,000,000 shares valued at $0.17 per share at December 31, 2002. The former shareholders of ITM are entitled to vote the IVP shares held in escrow pending satisfaction of the performance goals.

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

         The acquisition of International Technologies Marketing did not have a significant impact on IVP Technology's revenues because ITM did not have any revenues prior to acquisition. The acquisition increased IVP Technology's cost structure by approximately $210,000 per year, consisting primarily of the salaries of Messrs. MacDonald, Hamilton, Birch and Villella.


         ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

         On May 28, 2002, the company acquired all of the shares Ignition Entertainment Limited, which had been formed in late 2001, only a few months prior to IVP's acquisition of the company. Ignition was made up of several existing companies and individuals with considerable expertise and products in the games industry. Ignition is an United Kingdom based video game developer, licensor, publisher, marketer and distributor and its prospects for rapid growth in sales revenues. The purchase was done for the equivalent of 50,000,000 common shares of IVP and was partially accounted for in the second quarter of fiscal year 2002. Pursuant to this agreement, IVP Technology agreed to issue 15,000,000 shares of IVP's common stock and 3,500,000 shares of convertible preferred shares of IVP Technology over approximately the next two years. Upon conversion of the preferred stock, these payments will equal 50 million shares of IVP common stock. These shares will be held in escrow until disbursed in accordance with the escrow agreement. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share for a total purchase price of $11,949,155. Based upon the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the three trading days before and after the day the Company entered into the terms of the acquisition agreement. The acquisition of Ignition facilitated the entry of IVP into the fast growing video games market. Ignition's website is at www.ignitionent.com.

         IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition. DcD Holdings will receive 5,000,000 shares of IVP's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition. The Ignition management team and employees will also have the opportunity to earn an additional 1,500,000 shares of preferred stock over three years, which are also convertible into 15,000,000 shares of common stock. These shares are subject to revenue and profit milestones which were set in arms length negotiation with the shareholders of Ignition prior to IVP purchasing the company.

                        PAYMENT SCHEDULE FOR ACQUISITION
            OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS

                                                                                  AFTER THE
                                                                   AFTER THE      PRECEDING
                                                     BETWEEN       PRECEDING     TIME PERIOD      AFTER THE
                                        WITHIN      91 AND 180    TIME PERIOD      AND SIX        PRECEDING
                                      90 DAYS OF    DAYS AFTER        TO          MONTHS TO       TIME AND            ON
TIME PERIOD:                            CLOSING    MAY 28, 2002  MAY 28, 2003    MAY 28, 2003   MAY 28, 2004     MAY 29, 2004
------------                            -------    ------------  ------------    ------------   ------------     ------------


GOALS:                                --           --            --             $13,000,000     $26,000,000    $45,000,000
Gross Revenues (in U.S. Dollars)
Net Income (in U.S. Dollars)          --           --            --             $1,000,000      $5,000,000     $15,000,000

PAYMENTS:                             --           5,000,000     --             if reach both   if reach       if reach both
Incentive Payments of IVP common                   to DcD                       above goals     both above     above goals
and preferred shares                               Holdings                     500,000         goals          500,000 shares
                                                                                shares of       500,000        of convertible
                                                                                convertible     shares of      preferred stock
                                                                                preferred       convertible
                                                                                stock           preferred
                                                                                                stock

Release of 50 Million Shares of IVP   --           15,000,000    1,000,000      1,000,000       1,000,000      500,000 shares
common stock (upon conversion of                   shares of     shares of      shares of       shares of      of preferred
all preferred stock issued)                        common stock  preferred      preferred       preferred      stock
                                                                 stock          stock           stock          (convertible to
                                                                 (convertible   (convertible    (convertible   5,000,000 shares
                                                                 to             to 10,000,000   to             of common stock)
                                                                 10,000,000     shares of       10,000,000
                                                                 shares of      common stock)   shares of
                                                                 common stock)                  common stock)


         The acquisition of Ignition Entertainment had a significant impact on IVP Technology's revenues and costs. In addition, the acquisition of Ignition increased IVP Technology's cost structure by approximately $5,000,000 per year, consisting primarily of research and development, rent, salaries, marketing, advertising, depreciation and amortization expenses.


         ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS INC.

         On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions Inc. for consideration of 2,000 common shares on the basis of a one for one exchange which was governed by a purchase and sale agreement. Springboard Technology Solutions Inc. was owned by Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella, and Sherry Bullock all of whom were officers of IVP Technology at the time. Since January 2001, Springboard provided the physical infrastructure for IVP Technology. Springboard Technology is a data solutions company that provides network solutions, web and software development and data interface and integration services. The company was in operation for three years prior to the IVP acquisition. At the time of acquisition, Springboard Technology had 10 full-time employees and consultants excluding the management of IVP Technology.

         IVP Technology's acquisition of Springboard is not considered a "significant" acquisition because Springboard's net assets and results of operations are less than 10% of IVP Technology's consolidated net assets. IVP Technology has accounted for the Springboard acquisition under the purchase method of accounting.

         The purchase price for Springboard was the issuance of 2,000 shares of common stock on a one for one basis resulting in a cost of approximately $260 which was accounted for in the quarter ended September 30, 2002. Concurrent with the acquisition of Springboard Technology IVP also obtained ownership of Springboard's Vaayu software product, which augments the other enterprise software sold by IVP Technology's enterprise division.

         Since July 1, 2002, IVP has been concentrating on expanding its customer base in both the consumer and enterprise divisions. IVP will be developing or acquiring additional distribution capacity in both the enterprise and in the consumer divisions. Specifically IVP is searching for additional 3rd party video game titles to fill out its release schedule for publication and distribution for 2003 and 2004. As well IVP is searching for potential acquisition candidates amongst development houses or distribution operations in Europe, North America and the Pacific Rim in order to grow its revenue levels as fast as possible.


ITEM 2.  DESCRIPTION OF PROPERTY

         IVP Technology's principal executive office is located at 2275 Lakeshore Blvd. West Suite 401, Toronto Ontario M8V 3Y3 Canada, which are also the premises occupied by its wholly-owned subsidiary, Springboard Technology Solutions Inc., which pays $2,500 per month for the 2,700 square-foot office space.

         IVP's wholly-owned subsidiary, Ignition, has three offices in England. One office is located in Lincoln, England where Ignition is obligated to pay approximately $1,800 per month for the 2,500 square-foot office space until July 2007. The second office is located in Banbury, England where Ignition is obligated to pay approximately $6,600 per month rent for the 8,000 square foot office space until the year 2012. The third office is located in Waltham Abbey, England, where Ignition is obligated to pay approximately $3,000 per month for rent for the 8,000 square-foot office space until 2007. IVP has established a Chicago office for distribution and sales activities at the rate of $1,000 per month however no rental agreement has been executed.


ITEM 3.  LEGAL PROCEEDINGS

         IVP Technology is not presently a party to any material legal proceedings, nor is it aware of any material threatened litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

         IVP Technology's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "TALL". The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last three years, as well as the first quarter of 2003.

                                                HIGH BID         LOW BID
                                                --------         -------
     2000
     Quarter Ended March 31, 2000                $3.69           $0.13
     Quarter Ended June 30, 2000                  1.41            0.56
     Quarter Ended September 30, 2000             0.91            0.57
     Quarter Ended December 31, 2000              0.67            0.14
     2001
     Quarter Ended March 31, 2001                $0.22           $0.12
     Quarter Ended June 30, 2001                  0.14            0.05
     Quarter Ended September 30, 2001             0.17            0.04
     Quarter Ended December 31, 2001              0.09            0.03
     2002
     Quarter Ended March 31, 2002                $0.11           $0.03
     Quarter Ended June 30, 2002                  0.32            0.08
     Quarter Ended September 30, 2002             0.27            0.13
     Quarter Ended December 31, 2002              0.20            0.14
     2003
     Quarter Ended March 31, 2003                $0.19           $0.05


HOLDERS OF COMMON EQUITY

         As of March 31, 2003 there were 363 registered holders of record for our common stock. There were 123,246,558 shares issued of which 20,500,000 were held in escrow. We believe that there are a number of unregistered holders maintaining accounts at various brokerage houses.


DIVIDENDS

         IVP Technology did not pay any dividends during calendar 2002 and has never paid any dividends on its capital stock. IVP Technology currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.


RECENT SALES OF UNREGISTERED SECURITIES

         During March 2003, the Company issued 2,155,964 shares of common stock to the Investment Bankers for cash of $150,000 or $.07 per share, in connection with the Equity Line of Credit (See Note 14 (F)). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003. As of March 31, 2003, the remaining balance of the note payable to the Investment Banker totaled $850,000.

         On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the Equity Line of Credit Agreement (See Note 14(F)). These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

         On February 18, 2003, the Company issued 114,408 share of common stock to a consultant for payment of $15,000 of consulting services accrued at December 31, 2002 as common stock to be issued included in currently liabilities in the accompanying consolidated balance sheet as of December 31, 2002. These shares were valued at $0.13 per share representing the closing market value on the date of grant.

         On February 10, 2003, The Company signed a development and distribution agreement with a distribution company for distribution of the Company's games and other applications for mobile phones and other handheld devices to the distribution company's mobile operator channels on a worldwide basis. Under the terms of the agreement, which sets forth an initial publication schedule consisting of 14 products, the Company may also sublicense and provide games and applications created by other developers to the distribution company for distribution to their mobile operators. Under the terms of the agreement, the Company will receive royalty payments as the developer for each sale of the Company's games and other applications.

         On December 31, 2002, the former shareholders of ITM earned 10,000,000 contingent shares having a value of $1,700,000. These shares are to be released out of escrow.

         On December 31, 2002, J. Stephen Smith, our independent director, earned 500,000 shares having a value of 85,000. These shares are to be released out of escrow.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


BUSINESS OVERVIEW

         IVP Technology Corporation ("IVP Technology" or the "Company") is an IT services provider and software developer, licensor, publisher, marketer, and distributor. Its two operating divisions provide products and services to certain segments of the consumer software and enterprise IT marketplaces. IVP Technology is a registered Nevada corporation and has been publicly listed on the OTCBB for four years. IVP currently has its headquarters in Toronto, Ontario.

          For three years prior to new senior management taking over day to day control of the company, following the November 2001 approval by the shareholders of IVP of the purchase of International Technology Marketing, Inc., IVP was solely focused on distributing an enterprise software product marketed under the "PowerAudit" name. Beginning in December 2001, IVP acquired rights to distribute additional enterprise software products from several other third party vendors. In May 2002, the Company also acquired the shares of Ignition Entertainment Limited, a UK based company engaged in the development, licensing, publishing, marketing and distribution of platform video games. A few weeks later in July 2002, the IVP acquired all the shares of Springboard Technology Solutions Inc., a Toronto based consumer and enterprise software development and IT services company.


ENTERPRISE DIVISION

         IVP's enterprise software division primarily operates through its wholly owned subsidiary, Springboard Technology Solutions Inc., which was acquired on July 1, 2002 to develop, market, license and install data solutions and other applications for mid-size companies, large corporations and government agencies. A number of Springboard's clients are in the health care field thus, in-order to provide focus to this sector, the company created the d.b.a. registered trade name of MDI Solutions ("MDI") to identify products and services specifically for the health care vertical. The MDI Solutions group has developed, and currently markets, two software products specific to the health care vertical namely "MD Link" and "MD Eye". IVP's other enterprise data solution offerings use Vaayu(TM), developed by Springboard Technology, and Classifier(TM), Viper(TM) and iBos(TM), developed by several third party software companies. In addition to its enterprise operations Springboard has also established a consumer software product group which operates under the style of SilverBirch Studios which focuses on developing "handheld" applications most recently in the form of on-line games for web portals and mobile games for Java enabled mobile phones or Symbian OS devices. On a world wide basis "SilverBirch Studios" has been established as a Nevada registered trade name for IVP Technology Corporation.


ENTERPRISE SOFTWARE PRODUCTS

         The enterprise software division currently markets data solutions. These solutions are made up of separate software products that can operate on a stand-alone basis or integrate with other enterprise level software. The Company believes that these products provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field, wherever that may be, and moving it into processes that take place in the front and back office environment through to business decision making levels. The current enterprise software products represented by the Company are described below.


         THIRD PARTY VENDOR PRODUCTS

         CLASSIFIER(TM). On December 28, 2001, we entered into a two-year, non-exclusive licensing agreement to distribute the Classifier(TM) software program, developed by the Innovation Group, Plc. Subsequently, on September 30, 2002 we renegotiated the agreement with the Innovation Group, Plc to add another product, i-Bos(TM) (see product description herein), and relinquished the financial services industry vertical back to the Innovation Group, Plc. In the course of our contract renegotiation we also obtained the right, on a non-exclusive basis, to distribute both the Classifier(TM) and the i-Bos(TM) product in the UK market. Meanwhile we retained the right to sell such software in the United States, Mexican and Canadian markets. Our distribution agreement allows us to earn up to a 100% margin on the wholesale price, provided certain minimum selling prices are met. We anticipate that the distribution agreement will be renewed on December 31, 2003.

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

         I-Bos(TM) is an application development environment for business analysts. It is process and rule centric and allows analysts to build complete business applications for specific vertical markets without any programming knowledge in a language that is understood by that business sector. i-Bos(TM) is currently used primarily in financial services arenas, however it can be used in any process driven organization such as government, health care or any other organization where it is important that certain steps be taken prior to other operations being performed

         VIPER(TM). On February 20, 2002, the company entered into an agreement with Smart Focus Limited, to resell its Viper(TM) suite of products which consists of Viper Analyze(TM) and Viper Visualize(TM), Viper Data Mining(TM), Viper CRM(TM), Viper Campaign Planner(TM) and Viper Smart Campaigner(TM). Pursuant to the license, IVP Technology will be entitled to a 15% commission on sales of Viper(TM) through customer opportunities created by IVP Technology. Smart Focus Limited will make sales representatives available to assist in sales presentations.

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


         INTERNALLY DEVELOPED PRODUCTS

         VAAYU(TM). Vaayu(TM) is a platform-independent software product that mobile-enables existing Enterprise Applications within an organization, allowing staff and field workers to remotely access internal data and systems through a variety of handheld and wireless devices, including Palm OS devices, RIM devices, handheld computers and other mobile devices.

         MD LINK. During the last fiscal year the company has also developed in for its medical data integration business a software product that connects independent data systems within a healthcare organization, enabling connectivity and information sharing with stand-alone or legacy applications through industry protocols such as HL7 and XML.

         MD EYE. MD Eye is a software product that monitors the runtime status of systems and interfaces within an interfacing environment, keeping watch over critical elements such as disk space usage, processor utilization, network connectivity, queue sizes and other IT system critical elements. This product is used in many of MDI Solutions services contracts to assist in monitoring systems and to automatically call for human intervention.


         ENTERPRISE SERVICES

         The primary services provided by the Enterprise Division, solely performed under the Springboard Technology Solutions subsidiary, are performed by staff that are on call or operate under contract as outsourced IT personnel in both the health care market and in the network solutions market. Network solutions staff work under the Springboard Technology banner and are typically specialists in working with data networks, typically in high value professional office environments. Specialists in particular medical data structures are employed under the MDI Solutions banner for the health care market.


CONSUMER DIVISION

         The Consumer Division primarily, but not exclusively, operates through Ignition Entertainment Limited in the UK through IVP Technology d.b.a. as
Ignition USA in North America and through SilverBirch Studios for mobile and on-line games. On May 28, 2002, the Company acquired Ignition Entertainment Limited, a company organized in late 2001 under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computer and game console software and accessories. All consumer entertainment products that have been or will be produced by Ignition Entertainment Limited are directly related to the personal computer and video games platforms and include games for the following consumer entertainment players: Microsoft X Box(TM), Sony PlayStation(TM), Sony PlayStation 2(TM),

Nintendo Gameboy Advance(TM) and the Nintendo Game Cube(TM), The Company has development license agreements with Microsoft(TM), Nintendo(TM) and Sony(TM) to support its development activities. The three major platform manufacturers will not accept game products created for mass distribution under their respective brand names unless they are built using development kits obtained from the platform manufacturers. These agreements permit IVP Technology to develop software for these platforms with a non-exclusive, non-transferable license to use these platforms to develop games for platform use.

         Games  are  published   pursuant  to  a  written   agreement  with  the
manufacturers of the various game platforms for specific geographic territories.

         The products currently being distributed are a combination of products purchased or subsequently developed by the Company as a result of the Ignition Entertainment Limited acquisition. Several more large scale games are nearing the end of their development cycle and will be released in the 2003 fiscal year. Currently, Ignition Entertainment Limited has the following software titles in distribution in Europe and North America for the Nintendo Gameboy Advance(TM) platform and will shortly be releasing several of these same titles for the Sony Playstation(TM) platform:

       WORLD TENNIS STARS     DEMON DRIVER            MONSTER BASS FISHING
       STRIKE FORCE HYDRA     ANIMAL SNAP             INTERNATIONAL KARATE PLUS
       PINBALL TYCOON         STADIUM GAMES           SUPER DROP ZONE


FORWARD LOOKING STATEMENTS

         Subsequent to the fiscal year end and to the company's last operational review included in the SB2 filing dated February 12, 2003 the company has made significant progress in both its consumer and in its enterprise divisions.


CONSUMER DIVISION

         Subsequent to the year end IVP Technology signed a development and distribution agreement with Tira Wireless Inc. (www.tirawireless.com), for non-exclusive distribution of IVP's games and other applications for mobile phones and other handheld devices through to Tira's Mobile Operator/Carrier channels on a world wide basis. Tira distributes games and applications through AT&T Wireless, Nokia, Mobilkom Austria, End2End, Telecom1, Vodaphone, Vizzavi Portugal, Jamba and O2 which span the globe in terms of service to mobile subscribers. In addition to using Tira Wireless as a distributor and publisher, IVP has also executed a software distribution agreement with Handango, Inc. which firm distributes a wide range of mobile applications through its on-line web store. Handango is the leading publisher and platform for mobile software. Handango markets more than 25,000 applications from more than 8,000 Handango Software Partners through an extensive global distribution network of online, retail, and enterprise channels reaching more than five million mobile users each month. Handango provides its partners with worldwide distribution, marketing support, on-time payment processing, e-commerce services, product launch assistance and business development expertise.

         IVP's initial publication and release schedule for JavaTM games consists of 14 entertainment products which have been created specifically for mobile phone platforms. IVP's mobile games have been created by SilverBirch Studios, an internal development group within Springboard Technology Solutions. In addition to developing mobile applications the SilverBirch group is currently completing work on a mobile phone game website "vortal" for a school age demographic segment to be initiated and marketed under the trade name "Recessgames.com".

         In the first quarter Ignition Entertainment Limited executed several exclusive GBA distribution agreements with COKeM in North America, Virgin in Spain, Gamesworld in the Benelux, and SG Diffusion in France. Ignition's GBA titles are also being sold through UK retail giant Sainsbury's as well as EB and Prism in the UK. During the next few quarters Ignition will be completing development on several games that are being created by its own development studio Awesome Studio under its creative director Archer MacLean and distributing and publishing several third party titles for which distribution contracts have been signed. The company plans to release these titles throughout the 2003 fiscal year.


ENTERPRISE DIVISION

         The enterprise division has made steady progress with particular emphasis on the MDI Solutions group under the Springboard Technology Solutions Inc. subsidiary. In February 2003 the group received its first order for the MD Link product as an HL7 integration solution from Guelph General Hospital for current and future system interfaces within their facility. The installation of the MD Link product has not been completed and no revenue from this sale has been included in company financial results. In addition MDI Solutions has executed multiple contracts with four of the Toronto area's largest hospitals. These contracts are for a combination of time, material and retained consulting services and have an initial term ranging from six to twelve months with four automatically renewing for additional periods.

         The key health centers which are serviced by MDI under these contracts are Mount Sinai, a 462 bed hospital and critical care facility, located in downtown Toronto; St. Joseph's Health Centre, a 350 bed community service facility located in West Toronto; York Central Hospital, a 430 bed community hospital located in Toronto's North West region; and The Rouge Valley Health System, a two site 411 bed hospital health center, located in Toronto's Eastern region. The four health centers are amongst the ten largest hospitals in the Toronto area. Springboard Technology has hired additional staff to service the anticipated growth in service contracts and is investing in marketing and sales personnel to obtain greater penetration in both the US and Canadian health care markets.

         The anticipated growth of the MDI Solutions Group and the enterprise division is expected to provide a rising level of recurring revenue to IVP. We anticipate that there will be continuing and substantial growth in the enterprise division in the future.


ACQUISITIONS AND REORGANIZATIONS

         IVP Technology maintains an active interest in acquisitions and the reorganization of its component parts to better service clients of both its consumer and enterprise divisions. Investment in its existing operations augmented by growth through acquisitions is a key goal of company management as is the effective use of capital to drive acceptable returns on investment. IVP management will be recommending to its shareholders at the forthcoming Annual General Meeting that the number of authorized common shares be increased to provide sufficient room in its share structure to complete acquisitions using shares as well as to provide room for equity and debt capital raising. It is management's belief that acquisitions and reorganizations ought to be undertaken when such activities are accretive i.e. the cost of share dilution is offset by earnings in the future.


RESULTS OF OPERATIONS


         TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 2001

         REVENUES. During the twelve months ended December 31, 2002, we generated $3,210,595 in revenue in comparison to revenue of only $67,358 in the 2001 fiscal year. From a revenue source perspective in 2002, $3,093,481 of revenue was generated from the sale of video game entertainment products and $117,114 resulted from the sale of data solution products and services. In terms of entertainment products $2,896,532 and $196,949 respectively, were generated by Ignition Entertainment Limited and IVP Technology d.b.a as Ignition USA. Ignition Entertainment Limited was formed in December 2001 and commenced operations in April 2002, when it made several acquisitions of operating companies and other assets. IVP Technology acquired Ignition on May 28, 2002. IVP Technology acquired Springboard on July 1, 2002. Accordingly, IVP Technology had no revenue from either Ignition Entertainment Limited or Springboard in the comparable period in the prior year. All revenue for the comparative period ended December 31, 2001 was from one installment sale of the PowerAudit software program in the year 2000, during the fiscal year 2001 the account receivable related to the installment sale was written off to bad debts. In fiscal 2002, IVP elected to terminate the distribution license for PowerAudit as management determined that it could not run a profitable business based on the product.

         COST OF SALES. Cost of sales was $4,663,125 for the twelve months ended December 31, 2002 versus $259,837 in 2001. The principal cost of sales items in 2002 consisted of video entertainment product cost of goods sold of $2,702,472 in the UK subsidiary coupled with publisher's fees and production and sales cost in the US operation of $26,985 and purchases of third party hardware and software of $41,130 in Springboard Technology. In addition, the company recorded amortization of prepaid licences of $1,358,899 related to IVP's Classifier(TM) and I-Bos(TM) distribution and license agreement, and product development costs of $251,796 incurred in Ignition Entertainment Limited for game development. The remaining component of cost of sales related to carriage and duty charges of $30,047. In 2001 the Company recognized cost of sales of $259,837 related to the amortization of the PowerAudit distribution agreement. The result of the cost of sales components elaborated above led to a negative gross margin of $1,452,530 in 2002 of which $1,640,742 represented non-cash items. In the fiscal year 2001 the negative gross margin was $192,479.

         OPERATING EXPENSES. Total operating expenses for the twelve months ended December 31, 2002 were $20,696,137 versus $996,328 in the fiscal year ended December 31, 2001.

         The largest components of fiscal year 2002 operating expenses related to two non-cash items, namely, a charge of $11,086,863 related to the write off of the excess of the purchase price of Ignition and Springboard over the net assets acquired and a charge for $5,500,000 related to "stock based compensation". In the case of the first item it was determined by management that it would not be possible to determine an inexpensive methodology to conservatively address the requirements to value the intellectual property assets acquired with the acquisitions of Ignition Entertainment and Springboard Technology. Company management determined that the only appropriate course of action was to write off the excess of purchase price, primarily intellectual property assets. The size of the write off of the Ignition assets was increased as a result of the process leading to the approval of the company's SB2 when it was determined that the purchase price of Ignition was required to be increased to comply with rules related to the pricing of IVP shares three days before and after closing date. The second largest component of operating expenses arose as a result of the accounting treatment of shares issued to complete the purchase of ITM. Rather than recognizing a large goodwill amount on the acquisition of ITM, which company had little in the way of tangible assets, it was decided to recognize the value of the shares issued for the stock purchase agreement, on the books of IVP only, as "earned" by management as IVP's revenue milestones were achieved and value the shares as at the stock price on the last day of the quarter in which the milestones are achieved. Specifically as shares to the former shareholders of International Technology Marketing, Inc. are issued from the escrow as revenue milestones are met, the issued shares are priced at the end of quarter share price and expensed on the income statement at that value. There were no comparable expenses in the 2001 fiscal year.

         In 2002 the company expensed $1,176,084 in salary and wage costs versus none in 2001. On January 1, 2002 the company became active and moved out of the development stage. The breakdown of salaries and wages consisted of $46,025 in IVP's Chicago sales office, $175,110 in Springboard Technology in Toronto and $954,948 in Ignition's offices in London and Banbury UK. Salaries and wages include costs of all group insurance and various government programs. The company has a high cost base in its UK operation in relation to salaries in the US and Canadian operations. We anticipate that costs will be substantially higher in the next fiscal year as these costs relate to approximately half of a calendar year. There were no salary and wage costs in 2001 as there were no active operations in 2001.

         Consulting fees for the year ending December 31, 2002 and December 31, 2001 were $1,000,876 and $420,694 respectively. Consulting fees in 2002 consisted of $312,641 for Ignition Entertainment - primarily the cost of certain people employed in that operation, $46,543 for Springboard Technology also for certain staff employed in operating capacities who bill as consultants, and $641,692 at the IVP level of which $250,000 related to the share conversion value of Devonshire's strategic marketing contract, and $161,158 represented payments of cash and shares to IVP's officers and directors specifically $60,933 to Brian MacDonald, the President and CEO, in the form of cash; $15,226 to Peter Hamilton, the SVP Corporate Development, in the form of cash and $85,000 which was represented by 500,000 shares valued at .17 cents as stock based compensation to J. Stephen Smith, our independent director. In the case of Messrs. MacDonald and Hamilton the bulk of the salaries listed above has been accrued and not paid. In 2001 consultancy fees were primarily related to the cost of caretaker management and finders fees related to locating the ITM management team to take over operations at IVP Technology.

         Legal and accounting expenses were $523,063 in the fiscal year 2002 and $119,773 in the fiscal year 2001. The significant rise in these expenses was due to the company's filing of an SB2 and the attendant requirements to upgrade its accounting treatments from prior years, the cost of acquisitions of both Springboard and Ignition and the cost of ongoing operations such as contract creation and review. At the IVP level the company spent $399,714, while Springboard expensed $21,065 and Ignition expensed $102,282. In 2001 the expenses were primarily for legal filing requirements, the annual shareholders' meeting and the company's audits. We anticipate spending approximately the same amount in 2003 as we did in 2002 as the requirements of the Sarbanes Oxley Act have greatly increased the cost of remaining a public company, in addition, we anticipate moving to the BBX exchange at the end of 2003 and expect increased expenses related to the move from the OTCBB to the BBX exchange.

         Research and development expenses were $110,112 for the fiscal year 2002 in IVP and $37,800 in the year ended 2001. The bulk of the money spent in 2002 related to work done to create Vaayu and several other enterprise products as expenses related to platform games was included in cost of sales. In 2001, $37,800 was related to the PowerAudit distribution agreement and consisted of development support expenses.

         In 2002 the company expensed $220,523 in management fees which consisted of $53,040 at the IVP Technology level and $167,483 at Ignition Entertainment Limited. At the IVP level the fee was paid as salary to the other managers Kevin Birch, Geno Villella and Sherry Bullock. The Ignition expenses were payments to Montpelier which is the management company which receives payments for Vijay Chadha, Ajay Chadha and Martin Monnickendam for management services. In 2001 management fees consisted of $59,500. We anticipate that the Montpelier fee will climb for 2003 since it will be paid for the full year 2003 rather than for the 7 months incurred as a result of IVP owning Ignition since May 28, 2002.

         Amortization and depreciation in 2002 was $92,447 versus none in 2001. Amortization in 2002 consisted primarily of fixed asset depreciation of $75,572 in Ignition, $16,012 in Springboard and $863 in IVP. In 2001 IVP Technology had no fixed assets. We will fully amortize the remaining $356,806 on the balance sheet for the Classifier and I-Bos distribution license in 2003 as our distribution agreement will expire at the end of December 2003.

         In 2002 the company also expensed $166,275 in financial advisory fees of which $165,000 pertained to fees earned by Danson Associates for assistance in the registration process and $1,275 in fees to the company's stock transfer agent, Pacific Stock Transfer. The Danson contract ran from March 2003 to
February 2003. The company is reviewing various alternatives to keep its financial advisory costs down for 2003.

         In 2002 the company incurred general and administrative expenses of $819,894 in the fiscal year end December 31, 2002 and $358,561 in the period ended December 31, 2001. At the IVP level , the company expensed $340,387 of which the largest components consisted of the following: $133,795 in finance commitment fees, $63,235 in fees and licences, $28,481 in rental and infrastructure charges, $87,530 in travel and lodging primarily as a result multiple locations in the UK and the USA, $5,286 for investor relations including press releases and $4,178 for website expenses. The Chicago office cost the company $15,689 in general rent and other expenses including travel. The Springboard Technology operation cost the company $38,212 in total including all rent, taxes, communication and business promotion. The Ignition Entertainment operations in London and Banbury incurred $441,297 in expenses related to rents and other overheads. In Ignition the largest components were rent, taxes, utilities, and insurance of $153,167; printing, advertising and telephone of $87,009; travel and motor vehicle expenses were $80,143 and other overhead items such as factoring costs, equipment running costs, subscriptions and equipment rental costs came to $120,978.

         The company expects general and administrative expenses to be higher in fiscal 2003 as a result of owning both Springboard and Ignition for a full year rather than for the 6 and 7 month periods respectively in 2002.


OTHER INCOME/EXPENSES

         The most salient item in Other Income/(Expenses) consisted of a non-cash gain from the re-negotiation of IVP's distribution license for Classifier and I-Bos with the Innovation Group Plc. The company recognized a gain of $1,021,238 as a result of renegotiating the license agreement to remove the remaining cost of the distribution agreement following the first installment in early 2002. There was no corresponding amount in the previous fiscal year ended December 31, 2001.

         Interest income from cash on deposit was $9,287 and incurred interest expense of $111,623 which was up slightly from the $98,341 incurred in the previous fiscal year. There was no interest income in the fiscal 2001 year.

         The company recorded a foreign exchange loss of $83,525 for the year as a result of the decline of the US dollar in relation to both the UK Pound and the Canadian Dollar in 2002. There was no corresponding gain or loss in the previous fiscal year as the company was not carrying on operations.

         NET LOSS. As a result of the items specified above, the Company incurred a net loss of $21,313,290 versus a loss of $1,287,148 in the previous fiscal year. The loss on a per share basis was $0.32 versus a loss of $0.03 in the previous year based on a weighted average of 66,013,725 and 44,855,321 shares outstanding, respectively. As is shown in the company's cash flow statement, discussed below, the majority of our losses resulted from the accounting treatment of various share issuances and the write downs of goodwill, and amortization.


         TWELVE MONTHS ENDED DECEMBER 31, 2001 (AS RESTATED) COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2000

         For the calendar year ended December 31, 2001, the company we incurred an overall loss of $1,287,148 or $.03 per share, versus a loss of $2,765,609 incurred for the comparative 12 month period ended December 31, 2000. Loss per share for the 12 months ended December 31, 2000 was $.08.

         REVENUES. The company recorded nominal revenue during the calendar year ended December 31, 2001 in the amount of $67,358 from a sale of the PowerAudit product in 2000. In the fiscal year ended December 31, 2000 the company recorded $40,002 from the same sale. In the fiscal year 2001 the company also recorded a bad debt expense and reserve for the bulk of the sale.

         COST OF SALES. In the year ended December 2001 the company recorded, as restated, amortization expenses of $259,837 of which $19,837 related to amortization of the Innovation Group Plc. Classifier distribution agreement and $240,000 was related to amortization of the PowerAudit distribution contract with Orchestral Inc.. No cost of sales was recorded in the year 2000. The cost of sales led to a negative gross margin of $192,479 in the fiscal year 2001 versus no equivalent in the fiscal year 2000.

         OPERATING EXPENSES. Total operating expenses for the calendar years ended December 31, 2001 and December 31, 2000 were $996,328 and $2,805,611, respectively. The reduction in operating expenses between the two years resulted primarily from the reduction in consulting expenses from $1,637,279 in the year ended December 31, 2000 to $420,694 in the comparable period in the 2001 fiscal year. For the year ended December 31, 2001, operating expenses consisted of
$119,773  in  legal  and   accounting   fees,   and   $358,561  in  General  and
Administrative expenses, $37,800 in Research and Development and $59,500 in management fees. In the year ended December 31, 2000, operating expenses consisted of $114,000 in amortization expense, $12,501 in interest expense, $215,569 in professional fees, $308,841 in management fees, $355,109 in development and licensing fees and software support, and $162,312 in other miscellaneous expenses. The expenses in both years were fundamentally oriented towards maintaining a public share issue and managing the distribution licence for the PowerAudit product.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to December 31, 2001 the company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2002 the company entered into several financing arrangements. These included an equity line of credit with Cornell Capital Partners LP for $10,000,000 and factoring and letter of credit facilities with DcD Group to assist in providing working capital for Ignition Entertainment Limited. Our primary need for cash is to fund our ongoing operations, chiefly Ignition Entertainment Limited, and to defray the cost of remaining a public company until such time that the sale of our products and services generates sufficient net revenue to fund operations and grow the company.

         As at  December  31,  2002,  our  need  for  cash  included  satisfying
$3,099,055 of current liabilities which consisted of accounts payable of $1,839,825, $410,512 of accrued liabilities, taxes payable of $420,670, and other current liabilities of $134,088, accrued interest of $14,974, amounts payable to DcD factors of $94,746 and notes payable of $184,240. Excluded from these figures is debt of $8,397,408 payable by the issuance of stock to the former shareholders of Ignition Entertainment Limited and to unrelated consultants for services rendered. These shares will be placed in escrow following acceptance of a resolution of the shareholders to increase the number of authorized shares of the company. In addition, the Company entered into a promissory note in the first quarter of 2003 for $221,824, which evidences the cash portion owed to a software licensor. The note will be repaid in nine equal installments of $25,203, commencing on June 1, 2003. The Company has long-term debt of $4,849,919, of which $3,584,747 will be satisfied by the issuance of stock. The balance consists of convertible debenture of $150,000 which was repaid in February 2003, leases payable of $25,570 due over the next two to three years and related party loans of $1,089,602, which are more likely than not to be paid over a period in excess of one year.

         Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional bank, convertible debt, equity capital and access capital under the equity line and implement our business plan to market and sell our various enterprise software and services and our various consumer software titles through our wholly owned subsidiaries. Ignition Entertainment Limited has secured a (pound)1,000,000 revolving credit facility with UK based Revelate Limited for the purpose of allowing Ignition Entertainment Limited to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Ignition Entertainment Limited may contract for the importation of software products and services to the extent of 60% of the projected resale price of items purchased as a result of the credit facility. The credit facility may be accessed by demonstrating firm orders for goods to be delivered and sold. The Company has not borrowed any funds under the revolving credit facility. Ignition Entertainment Limited also has arranged a loan secured by its accounts receivable and other tangible and intangible assets with DcD Factors, Plc. Under the terms of the secured loan, Ignition Entertainment Limited will be able borrow up to 75% of its eligible accounts receivable. As of December 30, 2002, Ignition Entertainment Limited had $94,746 outstanding with

DcD Factors, Plc. At December 30, 2002 the Company had cash on hand of $277,085. In addition, as at the fiscal year end, certain shareholders have also supported the company to the extent of $1,089,602 and while there is no legal commitment for them to do so the company believes that certain shareholders will continue to support the company in a similar manner. These advances are shown in long term liabilities and they have no fixed terms for repayment.

         During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to the Investment Bankers, net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either through cash received from the issuance of stock under the Equity Line of Credit Agreement or by cash from other sources. In connection with the note, the Company has agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $100,000 (see Note 14(F)). The request will be held in escrow by an independent law firm, who will release such requests to the Investment Banker every 7 calendar days commencing on March 3, 2003. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See below for partial repayment of this note.

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit. On February 14, 2003 an SB2 that was filed by the company was declared effective by the SEC. Under the terms of the equity line of credit the company may provide notice to Cornell and Cornell will purchase from the company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period Cornell Capital Partners is entitled to retain 3.0% of each advance. In April 2002, IVP Technology paid Cornell a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock. To the end of March 2003, the Company has received under the Equity Line of Credit $150,000 in exchange for 2,155,964 shares of common stock. Except for the Equity Line of Credit, the company have no commitments for equity capital although the company continues to explore other funding alternatives in an effort to broaden its capital sources.

         The company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $5,000,000, which would include the satisfaction of current liabilities of $3,099,055. As of December 31, 2002, the company had a working capital deficiency of $2,137,293. The company anticipates that its cash needs over the next 12 months will come primarily from a combination of operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the Cornell equity line of credit. Draw downs on the equity line of credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

         If the company is unable to obtain additional funding through our Equity Line of Credit facility or from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on our business and this may force us to re-organize, reduce our investment in, or otherwise divest of one or more of our operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing our expected revenues and net income in 2003 and 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following chart sets forth IVP's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                                     PAYMENTS DUE BY PERIOD
                                        ----------------------------------------------------------------------------------
                                                                              TOTAL
                                        ----------------------------------------------------------------------------------
                                                          LESS THAN                                              AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL            1 YEAR          1-3 YEARS        4-5 YEARS          5 YEARS
-----------------------                 ----------        ----------        ----------       ----------          -------

Current Obligations                     $3,099,085           $    --          $    --           $    --          $    --
Convertible Debenture                      150,000                --          150,000                --               --
Leases Payable                              25,570                --           25,270                --               --
Due to Related Parties                   1,089,602                --        1,089,602                --               --
Operating Leases                           619,799           138,479          360,990           120,330               --
Montpelier Consulting Agreement            788,910           262,970          525,940                --               --
Officer Contracts                          576,000           192,000          384,000                --               --
Total Contractual Cash Obligations       6,348,966           593,449        2,535,802           120,330               --



CAPITAL RESOURCES

         Pursuant to the Equity Line of Credit, the company may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund its working capital needs. The periodic sale of shares is known as an advance. The company may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time the company will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention. The company may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, the company may continue to request advances until Cornell Capital Partners has advanced $10.0 million or two years after the effective date of the registration statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.

         The company registered 30,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. The company cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the company has not determined the total amount of advances the company intends to draw. Nonetheless, if the company issued all 30,000,000 shares of common stock at a recent price of $0.19 per share (which assumes that no shares would need to be issued upon conversion of debentures), then the company would receive $5,529,000 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is $4,471,000 less than is available under the Equity Line of Credit. The company's stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit. These shares would represent 20% of our outstanding common stock upon issuance. Accordingly, the company would need to register additional shares of common stock in order to fully utilize the $10 million available under the Equity Line of Credit at the current price of $0.19 per share. In addition, the company would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, the company is authorized to issue up to 150,000,000 shares of common stock. At a recent price of $0.19 per share, the company would be required to issue 52,631,579 shares of common stock in order to fully utilize the $10.0 million available. The company would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

         In April 2002, IVP Technology raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, IVP Technology has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. IVP Technology has the right to redeem the debentures upon

30 days notice for 120% of the amount redeemed. Upon such redemption, IVP Technology will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed. As is further disclosed in the company's financial statements the company redeemed this convertible debenture and accrued interest in February 2003.

         On January 31, 2002, the company entered into an interim financing agreement for (pound)600,000, (U.S.$856,334) on an unsecured basis with the European based venture capital and merchant banking firm DcD Holdings Limited. The loan bears an interest rate equal to the HSBC Bank base rate, minus 5% if that figure is positive, and interest is payable monthly. The loan was due on April 30, 2002. On May 1, 2002, the company converted the loan, plus accrued interest into 4,000,000 shares of our common stock.


CONSOLIDATED STATEMENT OF CASH FLOWS

         Cash on the balance sheet of IVP Technology Corporation increased from $232 in December 2001 to $277,085 on December 31, 2002. While there was a net loss on operations of $21,313,290 in the fiscal year ended December 31, 2002, there were net non-cash adjustments of $18,149,628 consisting of increases in equity then write-offs of associated good will and other non-cash expenses. In the period ended December 31, 2001 the non-cash adjustments were $1,125,933 consisting of amortization of several days of the Classifier license agreement to the extent of $19,837, incurring 76,000 of implied interest expense on beneficial conversion of the Rainbow note, taking a receivable write down of $46,970 against the sale of the PowerAudit product in 2000 and recording stock issued for services of $983,126. In the fiscal year 2002 the company recorded $667,780 for stock issued for services.


NET CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was $1,084,884 for the fiscal year ended December 31, 2002 and $130,212 for the twelve months ended December 31, 2001. The use of cash in operating activities was principally the result of net losses during both reporting periods although in 2001 cash was primarily used to maintain a public listing and to service the Orchestral PowerAudit distribution agreement while in 2002 the company was carrying on an active business. As a result new management taking on a direct role in IVP's operations in December 2001 and due to the acquisition of Springboard Technology Solutions Inc. and Ignition Entertainment Limited the company became an operating entity during 2002 thereby leaving the development stage.

         In the fiscal year ended December 31, 2002, cash used in operating activities consisted of a net loss of $21,313,290, a gain on extinguishments of debts of $1,021,238 and an increase in inventory of $327,049. These amounts were partially offset by non-cash charges of $19,173,866 (consisting mainly of amortization of licensing agreements and software kits of $1,610,695, the impairment of goodwill and intangible assets of $11,086,863 and stock issued for compensation of $5,500,000), a decrease in accounts receivable of $653,469, an increase in accounts payable of $1,045,653, an increase in accrued liabilities of $246,927 and an increase in taxes payable of $309,335.


NET CASH PROVIDED BY INVESTING ACTIVITIES

         Net cash provided by investing activities was $221,750 during the twelve months ended December 31, 2002 and was primarily from the two acquisitions which had net assets of $1,168,628. This was offset, in part, by the purchase of fixed assets for $187,899; software development kits of $45,367 and cash paid for the first installment on the Innovation Group licensing agreement of $713,612. No net cash from investing activities was generated for the twelve months ended December 31, 2001.


NET CASH PROVIDED BY FINANCING ACTIVITIES

         During the twelve months ended December 31, 2002 the company raised cash of $1,059,191 from investing activities versus $129,020 raised in the period ended December 31, 2001. In 2001 the company completed one transaction which consisted of borrowing $129,020 from Berra Holdings which was an agreement to borrow up to $180,000 on a two year basis. In the fiscal year 2002 the company repaid a portion of that note, $40,000, repaid part of its revolving factoring agreement with DcD of $202,428 and made payments on equipment leases of $27,979. The company obtained loans from DcD Group amongst others of $941,235, obtained a convertible debenture from Cornell Capital Partners LP for $150,000 which was used to pay for part of the cost of the equity line of credit, and obtained loan proceeds from related parties of $238,363.

CRITICAL ACCOUNTING POLICIES


         (A) ORGANIZATION

         The consolidated financial statements of IVP Technology Corporation (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Ignition Entertainment Ltd. ("Ignition"), a United Kingdom ("UK") company; Springboard Technology Solutions, Inc. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company (See Note 1(B)). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses are more fully described herein (See Note 14). On January 1, 2002, the Company began operations and emerged from the development stage.

         The Company operates two divisions, enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer division develops and publishes interactive software games designed for mobile phones, other handheld devices, web-sites, personal computers and video game consoles. The consumer division also distributes games, hardware and accessories developed or manufactured by third parties.


         (B) ACQUISITION AND RECAPITALIZATION

         Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. The $200,000 was recorded as an expense in the 2000 financial statements. Pursuant to Rule 12-g-3
(a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.


         (C) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ignition, Springboard and Erebus Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.


         (D) BASIS OF PRESENTATION

         The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.


         (E) RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported statements to conform to the Company's current consolidated financial statement format.


         (F) FOREIGN CURRENCY TRANSACTIONS

         Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Capital accounts are re-measured into U.S. dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Foreign currency transaction gains or losses are reported in results of operations.

         (G) COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments and the change in net unrealized gain (loss) from investments, if applicable.


         (H) USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties and licencing, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, and doubtful accounts. Actual amounts could differ significantly from these estimates.


         (I) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.


         (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, due to factor, taxes payable and other current laibilties approximate fair value because of their short maturities. The carrying amount of licensing agreements and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.


         (K) ADVERTISING
         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 amounted to $21,160 and $0, respectively.


         (L) ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

         The Company makes judgments as to the ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

         The Company also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

         (M) INVENTORY

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


         (N) PROPERTY AND EQUIPMENT

         Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.


         (O) LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's incremental borrowing rate or fair value if available.


         (P) EXCESS OF COST OVER NET ASSETS ACQUIRED

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. The Company has recognized an impairment of goodwill and intangible assets of $11,086,863 in the year ended December 31, 2002 (See Note 15). Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.


         (Q) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred and is included as a component of cost of sales in the accompayning consolidated statement of operations.


         (R) INCOME TAXES

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


         (S) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


         (T) STOCK-BASED COMPENSATION

         The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


         (U) LOSS PER COMMON SHARE

         Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.


         (V) BUSINESS SEGMENTS

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


         (W) REVENUE RECOGNITION


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


         REVENUE RECOGNITION

         Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $2,896,532 for the year ended December 31, 2002. The Company had no publishing revenues during the year ended December 31, 2001.

         Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $196,949 for the year ended December 31, 2002. The Company had no distribution revenues during the year ended December 31, 2001.

         Revenues from services and commercial software sold under licenses were
$117,114   and  $67,358  for  the  years  ended   December  31,  2002  and  2001
respectively.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

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

         Revenue from product sales is recognized when title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 101 for all periods presented.


         (X) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS

         In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has adopted EITF 01-09 effective January 1, 2002. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. There was no effect on prior period financial statements as a result of adopting this statement.


         (Y) RECENT ACCOUNTING PRONOUNCEMENTS

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board (APB) Opinion No 30, "Reporting the Results of Operations". SFAF No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required.

         In April 2002, the FASB issued SFAS No 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No 13, and Technical Corrections", which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS 145 eliminates the requirement under FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from extinguishments of debt as extraordinary items in the income statement.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS











                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE        F-2           Independent AUDItORs' REPORT

PAGE        F-3           CONSOLIDATED Balance Sheets AS OF December 31,
                          2002 AND 2001

PAGE        F-4           CONSOLIDATED Statements of Operations FOR THE
                          YEARS ENDED December 31, 2002 AND 2001

PAGE        F-5           CONSOLIDATED StatementS of CHANGES IN Stockholders'
                          DeficiENCY FOR THE YEARS ENDED December 31, 2002
                          AND 2001

PAGES       F-6 - F-7     CONSOLIDATED Statements of Cash Flows FOR THE YEARS
                          ENDED December 31, 2002 AND 2001

PAGES       F-8           Notes to CONSOLIDATED Financial Statements AS OF
                          December 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and shareholders of:
         IVP Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of IVP Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 of the notes to the consolidated financial statements, an error resulting in an understatement of previously reported net loss for the year ended December 31, 2001 resulting from the accounting for the beneficial conversion feature and warrants attached to the issuance of a convertible promissory note was discovered by management of the Company during 2002. Accordingly, the consolidated balance sheet as of December 31, 2001 and the statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2001 have been restated to reflect the correction to the previously reported amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVP Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 17 to the consolidated financial statements, the Company has a net loss of $21,313,290, a negative cash flow from operations of $1,084,884, a working capital deficiency of $10,534,701 and a stockholders' deficiency of $14,419,766. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 31, 2003

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                      ASSETS

                                                                                                                   2001
                                                                                                   2002         (As Restated)
                                                                                             ---------------    ------------
CURRENT ASSETS
 Cash                                                                                     $        277,085   $         232
 Accounts receivable, net of allowance for doubtful accounts of $43,970 at
 December 31, 2002                                                                                 166,841            -
 Inventory                                                                                         383,738            -
 Prepaid expenses and other current assets                                                         134,098            -
                                                                                             ---------------    ------------
        Total Current Assets                                                                       961,762             232
                                                                                             ---------------    ------------

FIXED ASSETS
 Property and equipment, at cost                                                                   701,775            -
 Accumulated depreciation                                                                         (165,543)           -
                                                                                             ---------------    ------------
        Total Fixed Assets                                                                         536,232            -
                                                                                             ---------------    ------------

OTHER ASSETS
 License agreement - software, net of accumulated amortization of $356,806
  and $19,837 at December 31, 2002 and 2001, respectively                                          356,806       3,600,431
 Other assets                                                                                       71,816             872
                                                                                             ---------------    ------------
        Total Other Assets                                                                         428,622       3,601,303
                                                                                             ---------------    ------------

TOTAL ASSETS                                                                              $      1,926,616   $   3,601,535
------------
                                                                                             ===============    ============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable                                                                         $      1,839,825   $     479,571
 Accrued liabilities                                                                               410,512            -
 Due to factor                                                                                      94,746            -
 Taxes payable                                                                                     420,670            -
 Other current liabilities                                                                         134,088            -
 Accrued interest                                                                                   14,974          34,841
 Accounts payable - license agreement                                                                 -          3,620,268
 Notes payable, current portion                                                                    184,240         200,000
 Common stock to be issued                                                                       3,617,746            -
 Convertible preferred stock to be issued, short-term                                            4,779,662            -
                                                                                             ---------------    ------------
        Total Current Liabilities                                                               11,496,463       4,334,680
                                                                                             ---------------    ------------

LONG-TERM LIABILITIES
 Convertible debenture and notes payable                                                           150,000         129,020
 Leases payable                                                                                     25,570            -
 Convertible preferred stock to be issued, long-term                                             3,584,747            -
 Due to related parties                                                                          1,089,602            -
                                                                                             ---------------    ------------
        Total Long-Term Liabilities                                                              4,849,919         129,020
                                                                                             ---------------    ------------

TOTAL LIABILITIES                                                                               16,346,382       4,463,700
                                                                                             ---------------    ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value, 50,000,000 shares authorized, none
  issued and outstanding                                                                              -               -
 Common stock, $0.001 par value, 150,000,000 shares authorized, 99,449,261 and 48,753,348 shares issued and outstanding at December 31, 2002 and
  2001, respectively                                                                                99,449          48,753
 Common stock to be issued                                                                            -             50,000
 Additional paid-in capital                                                                     20,870,864      13,314,354
 Accumulated deficit                                                                           (35,248,562)     (13,935,272)
 Other comprehensive income - exchange gain                                                         80,795            -
 Less deferred equity line commitment fees                                                        (222,312)           -
 Less deferred compensation and licensing                                                             -           (340,000)
                                                                                             ---------------    ------------
        Total Stockholders' Deficiency                                                         (14,419,766)       (862,165)
                                                                                             ---------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                            $      1,926,616   $   3,601,535
----------------------------------------------
                                                                                             ===============    ============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           2002                  2001
                                                                                                             (As Restated)
                                                                                     ------------------     ----------------

REVENUES, NET                                                                     $         3,210,595    $         67,358
                                                                                     ------------------     ----------------

COST OF SALES
 Product costs                                                                              2,770,587                -
 Development costs                                                                            251,796                -
 Amortization of licensing agreements and other distribution costs                          1,640,742             259,837
                                                                                     ------------------     ----------------
    Total Cost of Sales                                                                     4,663,125             259,837
                                                                                     ------------------     ----------------

GROSS LOSS                                                                                 (1,452,530)           (192,479)
                                                                                     ------------------     ----------------

OPERATING EXPENSES
 Salaries and wages                                                                         1,176,084                -
 Stock-based compensation                                                                   5,500,000                -
 Consulting fees                                                                            1,000,876             420,694
 Legal and accounting                                                                         523,063             119,773
 Management fees                                                                              220,523              59,500
 General and administrative                                                                   819,894             358,561
 Financial advisory fees                                                                      166,275                -
 Research and development                                                                     110,112              37,800
 Amortization and depreciation                                                                 92,447                -
 Impairment of goodwill and intangible assets                                              11,086,863                -
                                                                                     ------------------     ----------------
     Total Operating Expenses                                                              20,696,137             996,328
                                                                                     ------------------     ----------------

LOSS FROM OPERATIONS                                                                      (22,148,667)          (1,188,807)
                                                                                     ------------------     ----------------

OTHER INCOME (EXPENSE)
 Gain on early extinguishment of debt                                                       1,021,238                -
 Interest income                                                                                9,287                -
 Interest expense                                                                            (111,623)             (98,341)
 Foreign exchange loss                                                                        (83,525)                -
                                                                                     ------------------     ----------------
     Total Other Income (Expense)                                                             835,377              (98,341)
                                                                                     ------------------     ----------------

NET LOSS                                                                          $       (21,313,290)   $      (1,287,148)
--------
                                                                                     ==================     ================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                     $             (0.32)   $           (0.03)
                                                                                     ==================     ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                                    66,013,725           44,855,321
                                                                                     ==================     ================

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                 Deferred
                                                                                                Compensative
                                                     Common Stock to    Additional                   and        Other
                Preferred Stock   Common Stock           be Issued       Paid-In    Accumulated Commitmenton Comprehensive
                 Shares Amount   Shares    Amount    Shares    Amount    Capital      Deficit        Fees        Income   Total
                 ------ ------   --------  --------  -------- ---------  --------    --------      ---------  ----------  --------
Balance,         -      $  -     39,110,84 $ 39,111 1,000,000 $ 720,000 $ 12,151,156 $(12,648,124) $ (896,286) $    -   $ (634,143)
  December 31
  2000

Stock issued
  for services   -         -     9,512,000   9,512       -          -       883,488      -            -             -      893,000

Stock issued     -         -     1,000,000   1,000 (1,000,000) (720,000)    719,000      -            -             -           -

Stock
  rescission     -         -      (870,000)   (870)       -          -     (515,290)     -            -             -     (516,160)

Deferred cost
  recognized     -         -          -         -         -          -         -         -         556,286          -      556,286

Stock to be
  issued for
  services       -         -          -         -    1,000,000   50,000        -           -            -           -       50,000

Net loss, 2001   -         -          -         -         -          -        -       (1,211,148)       -           -   (1,211,148)
                 ------ ------   --------  --------  -------- ---------  --------    --------      ---------  ----------  --------
Balance,         -         -    48,752,848   48,753 1,000,000    50,000  13,238,354 (13,859,272)    (340,000)       -    (862,165)
  December 31,
  2001 (as
  reported)

Prior period
  adjustment     -         -          -         -         -          -       76,000     (76,000)        -           -        -
                 ------ ------   --------  --------  -------- ---------  --------    --------      ---------  ----------  --------
Balance,         -         -    48,752,848  48,753  1,000,000    50,000  13,314,354  (13,935,272)   (340,000)       -    ((862,165)
  December 31,
  2001 (as
  restated)

Stock issued
  for services
  and
  settlements    -         -    11,151,497  11,151 (1,000,000)  (50,000)    691,629        -            -           -      652,780

Stock issued
  for
  commitment
  fees           -         -     3,132,000   3,132       -          -       346,868       -         (350,000)        -           -

Stock issued
  as
  management
  compensation   -         -    30,000,000  30,000      -          -      5,470,000       -            -            -    5,500,000

Stock issued
  for debt       -         -     6,410,916   6,411      -          -        977,361       -            -            -      983,772

Stock issued
  for
  Springboard
  Acquisition    -         -         2,000       2      -          -            258       -            -            -          260

Warrants
  issued for
  commitment
  fees           -         -          -         -       -          -          6,107      -           (6,107)        -           -

Deferred cost
  recognized     -         -          -         -       -          -          -          -           473,795        -     473,795

Beneficial
  conversion
  feature of
  convertible
  debt           -         -          -         -       -          -         64,287      -              -           -      64,287

Net loss for
  the period     -         -          -         -       -          -          -      (21,313,290)       -           -  (21,313,290)

Cumulative
  translation
  adjustment     -         -          -         -       -          -          -           -            -       80,795       80,795
                                                                                                                        ----------
Comprehensive    -         -          -         -       -          -          -           -            -            - (21,232,495)
  loss
                 ------ ------   --------  --------  -------- ---------  --------    --------      ---------  ---------- ----------

BALANCE,         -      $  -    99,449,261 $ 99,449     -      $   -    $20,870,864 $(35,248,562) $ (222,312) $80,795 $(14,419,766)
  DECEMBER 31,
  2002
                 ====== ======  ========   ========  ======== =========  ========    ========      ========= ========== ===========

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                             2002                 2001
                                                                                                             (As Restated)
                                                                                        ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $     (21,313,290)   $     (1,287,148)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                  92,447                -
  Amortization of licensing agreements and software kits                                     1,610,695              19,837
  Amortization of commitment fees                                                              131,250                -
  Interest expense on beneficial conversion                                                     64,286              76,000
  Gain on extinguishment of debts                                                           (1,021,238)               -
  Stock to be issued for settlement of licensing agreement                                      18,000                -
  Bad debts (recovery) expense                                                                  (3,000)             46,970
  Impairment of goodwill and intangible assets                                              11,086,863                -
  Warrants issued for commitment fees                                                            2,545                -
  Stock issued for compensation                                                              5,500,000                -
  Stock issued for services                                                                    667,780             983,126
 Changes in operating assets and liabilities, net of effects of acquisitions:
  Decrease (increase) in accounts receivable                                                   653,469             (39,646)
  Increase in inventory                                                                       (327,049)               -
  Decrease (increase) in prepaid expenses and other current assets                              45,552                (872)
  Decrease in other assets                                                                       3,620                -
  Increase in accounts payable                                                               1,045,653              49,181
  Increase in accrued liabilities                                                              246,927                -
  Increase in taxes payable                                                                    309,335                -
  Increase in other current liabilities                                                         97,365                -
  Increase in accrued interest                                                                   3,906              22,340
                                                                                        ----------------     ---------------
         Net Cash Used In Operating Activities                                              (1,084,884)           (130,212)
                                                                                        ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net assets acquired from acquisitions                                                       1,168,628                -
 Cash paid for licensing agreement                                                            (713,612)               -
 Purchases of fixed assets                                                                    (187,899)               -
 Purchases of software development kits                                                        (45,367)               -
                                                                                        ----------------     ---------------
         Net Cash Provided By Investing Activities                                             221,750                -
                                                                                        ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                                                    (40,000)               -
 Proceeds from notes payable                                                                   941,235             129,020
 Proceeds from convertible debentures                                                          150,000                -
 Proceeds from related parties                                                                 238,363                -
 Repayment of loan to factors                                                                 (202,428)               -
 Payment on leases                                                                             (27,979)               -
                                                                                        ----------------     ---------------
         Net Cash Provided By Financing Activities                                           1,059,191             129,020
                                                                                        ----------------     ---------------

EFFECT OF FOREIGN EXCHANGE RATES                                                                80,796                -
                                                                                        ----------------     ---------------

NET INCREASE (DECREASE) IN CASH FOR THE YEAR                                                   276,853              (1,192)

CASH - BEGINNING OF YEAR                                                                           232               1,424
                                                                                        ----------------     ---------------

CASH - END OF YEAR                                                                   $         277,085    $            232
------------------
                                                                                        ================     ===============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                               $          24,991    $           -
                                                                                        ================     ===============
Cash paid for taxes                                                                  $            -       $           -
                                                                                        ================     ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment purchased under capital leases                                             $           9,480    $           -
                                                                                        ================     ===============
Acquisition of license agreement for short-term payable                              $            -       $      3,620,268
                                                                                        ================     ===============
Acquisition of Ignition Entertainment Ltd. for common and preferred stock to
be issued                                                                            $      11,949,155    $           -
                                                                                        ================     ===============
Acquisition of Springboard Technology Solutions, Inc. for common stock to be
 issued and debt assumed                                                             $         409,688    $           -
                                                                                        ================     ===============
Revaluation of the TIG licensing agreement                                           $       2,695,364    $           -
                                                                                        ================     ===============
Common stock issued for payment of commitment fees                                   $         350,000    $           -
                                                                                        ================     ===============
Stock issued for payment of debt and accrued interest thereon                        $         223,772    $           -
                                                                                        ================     ===============
Stock issued for payment of debt held with factors                                   $         760,000    $           -
                                                                                        ================     ===============

          See accompanying notes to consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         (A) ORGANIZATION

         The consolidated financial statements of IVP Technology Corporation (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Ignition Entertainment Ltd. ("Ignition"), a United Kingdom ("UK") company; Springboard Technology Solutions, Inc. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company (See Note 1(B)). The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses are more fully described herein (See Note 14). On January 1, 2002, the Company began operations and emerged from the development stage.

         The Company operates two divisions, enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer division develops and publishes interactive software games designed for mobile phones, other handheld devices, web-sites, personal computers and video game consoles. The consumer division also distributes games, hardware and accessories developed or manufactured by third parties.

         (B) ACQUISITION AND RECAPITALIZATION

         Effective March 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. The $200,000 was recorded as an expense in the 2000 financial statements. Pursuant to Rule 12-g-3 (a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional-paid-in capital.

         (C) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ignition, Springboard and Erebus Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

         (D) BASIS OF PRESENTATION

         The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

         (E) RECLASSIFICATIONS

         Certain reclassifications have been made to the previously reported statements to conform to the Company's current consolidated financial statement format.

         (F) FOREIGN CURRENCY TRANSACTIONS

         Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Capital accounts are re-measured into U.S. dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Foreign currency transaction gains or losses are reported in results of operations.

         (G) COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments and the change in net unrealized gain
         (loss) from investments, if applicable.

         (H) USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties and licencing, capitalized software development costs and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, and doubtful accounts. Actual amounts could differ significantly from these estimates.

         (I) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, due to factor, taxes payable and other current laibilties approximate fair value because of their short maturities. The carrying amount of licensing agreements and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

         (K) ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 amounted to $21,160 and $0, respectively.

         (L) ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

         The Company makes judgments as to the ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

         The Company also records a provision for estimated sales returns and allowances on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

         (M) INVENTORY

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

         (N) PROPERTY AND EQUIPMENT

         Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

         (O) LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's incremental borrowing rate or fair value if available.

         (P) EXCESS OF COST OVER NET ASSETS ACQUIRED

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. The Company has recognized an impairment of goodwill and intangible assets of $11,086,863 in the year ended December 31, 2002 (See Note 15). Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

         (Q) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred and is included as a component of cost of sales in the accompayning consolidated statement of operations.

         (R) INCOME TAXES

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

         (S) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         (T) STOCK-BASED COMPENSATION

         The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
         Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         (U) LOSS PER COMMON SHARE
         Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

         (V) BUSINESS SEGMENTS

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

         (W) REVENUE RECOGNITION

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

         REVENUE RECOGNITION

         Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $2,896,532 for the year ended December 31, 2002. The Company had no publishing revenues during the year ended December 31, 2001.

         Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $196,949 for the year ended December 31, 2002. The Company had no distribution revenues during the year ended December 31, 2001.

         Revenues from services and commercial software sold under licenses were $117,114 and $67,358 for the years ended December 31, 2002 and 2001 respectively.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

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

         Revenue from product sales is recognized when title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable. The Company provides for estimated product returns at the time of the product shipment, if necessary. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements and is effective beginning with the fourth quarter of the year ended December 31, 2000. The Company has determined that its existing revenue recognition practices comply with the requirements of SAB 101 for all periods presented.

         (X) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS

         In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has adopted EITF 01-09 effective January 1, 2002. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. There was no effect on prior period financial statements as a result of adopting this statement.

         (Y) RECENT ACCOUNTING PRONOUNCEMENTS

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and portions of Accounting
         Principles Board (APB) Opinion No 30, "Reporting the Results of Operations". SFAF No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required.

         In April 2002, the FASB issued SFAS No 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No 13, and Technical Corrections", which is generally applicable to financial statements for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. SFAS 145 eliminates the requirement under FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" to report gains and losses from extinguishments of debt as extraordinary items in the income statement.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim
         financial   statements   of  the   method  of   accounting   for  stock
         based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.


NOTE 2  PRIOR PERIOD ADJUSTMENT

         The Company entered into a convertible promissory note (the "Note") with a lender for a principal sum of $200,000. The Company borrowed the money to meet certain operating expenses. The Note bore interest at 10% per annum and was due May 14, 2001. The debt and accrued interest is convertible to common stock at a conversion price equal to 80% of the average closing bid price per common share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from lender of their intent to convert the Note and accrued interest to common stock. The note was converted and the shares were issued on June 28 2002.

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

         The Company did not account for the value of the beneficial conversion feature and warrants upon issuance of the Note in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and APB 14 "Accounting for Convertible Debt and Debt Issue with Stock Purchase Warrants". The Company believed that the effect of EITF 98-5 and APB 14 does not affect the trend in earnings or the results of the Company's operations and will restate the comparative prior periods presented in the December 31, 2002 and 2001 condensed consolidated statements of operations to reflect additional interest expense for the full value of the warrants and beneficial conversion feature. The value ascribed to the beneficial conversion feature totaled approximately $46,000, which was based upon 80% of the average closing bid price per common share during the ten trading days prior to January 1, 2001. The total effect of the restatement was to increase interest expense and additional paid-in capital by approximately $76,000 for the year ended December 31, 2001, increasing the net loss to $1,287,148. The interest expense and additional paid-in capital accounts in the comparative prior periods balance sheet, statement of operations, statement of changes in stockholders' equity and statement of cash flows have been restated for the effects of the adjustments resulting from the correction of an error. Earning per share did not change from previously reported amounts due to this adjustment.


NOTE 3  ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

         On May 28, 2002, the Company acquired 100% of the stock of Ignition, a UK corporation, which specializes in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. This acquisition is the Company's first step in expanding the Company's business from soley an enterprise software distributor to a developer, publisher and licensor of consumer software entertainment and video games. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share for a total purchase price of $11,949,155. Based upon the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the three trading days before and after the day the Company entered into the terms of the acquisition agreement. These shares will be held in escrow until disbursed in accordance with the terms of the escrow agreement. IVP has also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition (the "Incentive Stock"). A factoring company (the "Factor") will receive 5,000,000 shares of the Company's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition (see Note 10). The Ignition management team will also have the opportunity to earn an additional 1,500,000 shares of convertible preferred shares over three years, which are also convertible into 15,000,000 shares of the Company's common stock, for key employees and shareholders depending upon the attainment of certain levels of gross revenues and net income. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The Company acquired net tangible assets of $1,291,060. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $10,658,095. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The non-incentive common and preferred stock that the Company is obligated to issue for the purchase of Ignition's net assets is recorded in the liability section of the balance sheet. The liability associated with any Incentive Stock issuable in conjunction with this acquisition based on the achievement of certain revenue and net income results over a two-year period will be recorded as additional goodwill as payout thresholds are achieved.

         The purchase price allocation recorded for the acquisition of the assets and liabilities of Ignition, approximate the following:

        Cash                                                                              $            1,132,039
        Accounts receivables, net                                                                        775,457
        Inventory                                                                                         56,689
        Fixed assets, net                                                                                350,461
        Prepaid expenses and other assets                                                                173,769
                                                                                              --------------------
        Total Assets                                                                                   2,488,415
                                                                                              --------------------

        Liabilities assumed:

        Accounts payable and accrued expenses                                                            384,152
        Income taxes payable                                                                              83,002
        Other liabilities                                                                                730,202
                                                                                              --------------------
        Total Liabilities Assumed                                                                      1,197,356
                                                                                              --------------------

        Excess of assets acquired over liabilities assumed                                             1,291,059
        Purchase price                                                                                11,949,155
                                                                                              --------------------

        Goodwill                                                                          $           10,658,096
                                                                                              ====================


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

         The 15,000,000 shares of common stock that the Company has agreed to issue as part of the consideration for the acquisition have not yet been issued. The escrow agreement states that these shares are issuable 91 to 180 days after the acquisition. As of the date of this report, the shares have not been issued. The Company has recorded the future issuance of this common stock as a current liability on its balance sheet.

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Ignition had been made at the beginning of the periods presented:

                                                                       Fiscal Year Ended       Fiscal Year Ended
                                                                                               December 31, 2001
                                                                       December 31, 2002         (As Restated)
                                                                       -------------------     -------------------

        Net sales                                                   $         (4,231,084)                 67,358
        Net loss                                                             (22,196,395)             (1,287,148)
        Basic and diluted loss per common share                                     (.34)                   (.03)

         The following unaudited pro forma consolidated balance sheet is presented as if the acquisition of Ignition had been made at the beginning of the calendar year ended December 31, 2001:

         CONSOLIDATED BALANCE SHEET DATA

        Assets:

        Cash                                                                           $               1,132,271
        Accounts receivable, net                                                                         775,457
        Inventory                                                                                         56,689
                                                                                            ----------------------
        Current Assets                                                                                 1,964,417
                                                                                            ----------------------

        Fixed assets, net                                                                                350,462
        Prepaid expenses and other assets                                                                174,641
        Deferred licensing fee, net                                                                    3,600,431
        Excess of cost over net assets acquired                                                       10,658,095
                                                                                            ----------------------

        Total Assets                                                                   $              16,748,046
                                                                                            ======================

        Liabilities:

        Accounts payable and accrued expenses                                          $                 863,723
        License agreement                                                                              3,620,268
        Note and interest payable                                                                        234,841
        Common stock to be issued                                                                      3,584,747
        Convertible preferred stock to be issued, short-term                                           4,779,662
                                                                                            ----------------------
        Current Liabilities                                                                           13,083,241
                                                                                            ----------------------

        Other Liabilities                                                                                942,224
        Convertible preferred stock to be issued, long-term                                            3,584,747
                                                                                            ----------------------

        Total Liabilities                                                                             17,610,212

        Stockholders' deficiency                                                                        (862,166)
                                                                                            ----------------------

        Total Liabilities and Stockholders' Deficiency                                 $              16,748,046
                                                                                            ======================


         The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.


NOTE 4   ACQUISITIONS OF SPRINGBOARD TECHNOLOGY SOLUTIONS, INC.

         On July 1, 2002, the Company acquired all the outstanding shares of Springboard for consideration of 2,000 common shares on the basis of a one for one exchange. The value of the common stock issued was $260 or $.13 per share based on the value of the Company's common stock on the date that the Board approved the transaction. Springboard was owned by some of the Company's officers and directors at the time of acquisition. Springboard is a data solutions company that provides network solutions, web and software development and data interface services, which has been in operation for three years. At the time of acquisition, Springboard had 10 full time employees and consultants. The acquisition will enable the Company to expand its enterprise software business and complements its existing enterprise software products. It also provides the Company with additional employees dedicated to the marketing and selling of the enterprise line of software products. This acquisition has been accounted for by the purchase method of accounting in accordance with the provisions of SFAS 141 and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. As a result of the Springboard acquisition, the Company recorded goodwill in the amount of approximately $410,000. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. As of the balance sheet date, management has determined that the goodwill associated with this acquisition is not impaired.

         The Company's acquisition of Springboard is not considered a "significant" or material event because Springboard's net assets and results of operations are less than 10% of the Company's consolidated balance sheet and results of operations.


NOTE 5     ACCOUNTS RECEIVABLE

         The components of accounts receivable are as follows:

                                                                              2002                    2001
                                                                        ------------------      ------------------

        Unrestricted trade receivables                             $              61,135   $                -
        Restricted trade receivables                                             149,676                    -
        Allowance for doubtful accounts                                          (43,970)                   -
                                                                        ------------------      ------------------

        Accounts receivable, net                                   $             166,841   $                -
                                                                        ==================      ==================


         Restricted trade receivables are collateral for the Factor's secured borrowing facility that Ignition entered into in April 2002. Unrestricted trade receivables consists primary of vendor receivables for enterprise software and information technology services sold by the Company and its Springboard subsidiary.


NOTE 6  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets as of December 31, 2002 and 2001 consist of:

                                                                               2002                    2001
                                                                         ------------------      -----------------

        Prepaid expenses                                             $             56,820   $               -
        VAT receivable                                                             30,090                   -
        GST receivable                                                             18,002                   -
        Miscellaneous receivable, unrelated parties                                27,341
        Other                                                                       1,845                   -
                                                                         ------------------      -----------------

        Total                                                        $            134,098   $               -
                                                                         ==================      =================



NOTE 7  FIXED ASSETS

         As of December 31, 2002 and 2001, fixed assets consist of:

                                                                               2002                   2001
                                                                         ------------------     ------------------

        Computer equipment                                          $             291,505   $               -
        Office equipment and furniture                                             19,698                   -
        Computer software                                                          74,565                   -
        Software development kits                                                  45,367                   -
        Automobiles                                                                26,777                   -
        Leasehold improvements                                                    243,863                   -
                                                                         ------------------     ------------------
                                                                                  701,775                   -
        Less accumulated depreciation and amortization                           (165,543)                  -
                                                                         ------------------     ------------------

                                                                    $             536,232   $               -
                                                                         ==================     ==================


         Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $92,447 and $0, respectively.

NOTE 8     TAXES PAYABLE

         Taxes payable as of December 31, 2002 and 2001 consist of:

                                                                          2002                  2001
                                                                     ----------------      ----------------

       Employment and payroll related taxes                     $           405,503   $              -
       Sales taxes payable                                                   15,167                  -
                                                                     ----------------      ----------------

       Total                                                    $           420,670   $              -
                                                                     ================      ================


         As of December 31, 2002, Ignition had not paid and remitted the employer and employee payroll taxes from July 2002 through December 31, 2002. Total amount due to the UK taxing authorities was approximately $338,520 as of December 31, 2002. Ignition negotiated a payment plan from the UK taxing authorities to repay delinquent payroll taxes in monthly installments of approximately $32,000, until the total amount due has been settled. The Company has classified taxes payable as a currently liability on the accompanying consolidated balance sheet as of December 31, 2002.

         As of December 31, 2002, Springboard had not paid employer and employee related taxes for employees originally classified as consultants by the Company. However, as a result of an on-going audit by the Canadian taxing authorities, the Company has estimated its exposure to be approximately $51,780 as of December 31, 2002, which is included in payroll related taxes payable.


NOTE 9  DUE TO RELATED PARTIES

         The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The Company has classified amounts due to related parties as a long-term liability because it is more likely than not that amounts will not be repaid during 2003 and related parties will not demand repayment. The balances due them were $1,089,602 and $0 as of December 31, 2002 and 2001, respectively.


NOTE 10  NOTES PAYABLE

         (A) NOTES PAYABLE - SHORT-TERM

         The Company had a convertible note payable with a lender for $200,000, which was outstanding at March 31, 2002 and December 31, 2001. The note bore interest at 10% per annum and was due May 2001. As of March 31, 2002, accrued interest on the note amounted to $37,561. The debt and accrued interest was convertible to common stock at a conversion price equal to 80% of the average closing bid price per share during the ten trading days immediately prior to any such conversion. On July 16, 2001, the Company received notice from this lender of their intent to convert the note and accrued interest to common stock. On June 28, 2002, the Company converted the note plus accrued interest into 2,410,916 shares of restricted common stock in full satisfaction of the outstanding obligation and accrued interest.

         On July 30, 2001, the Company entered into a two-year note with another unrelated lender to borrow up to $187,500 at 6% interest. As of December 31, 2002 and 2001, the balance due on this note was $89,020 and $129,020, respectively. The note is collateralized by 2,500,000 shares of common stock, held in the name of an unrelated party. Accrued interest of $9,234 is due to this lender as of December 31, 2002.

         FACTORING AGREEMENT

         On April 9, 2002, Ignition Entertainment Limited entered into a one-year factoring agreement with the Factor, wherein Ignition has agreed to borrow and the Factor has agreed to loan, on a fully secured basis, up to (pound)500,000 ($802,200 as of December 31, 2002) to Ignition based on 75% of its eligible accounts receivables. Interest charged on amounts borrowed is equal to 3% above the UK Base Bank rate. Under the terms of the factoring loan agreement, the Factor is obligated to remit, from time to time, excess collections to Ignition to the extent that collections on secured receivables exceed the sum of
         (i) advances made by the Factor, (ii) interest and service charges on funds advanced, (iii) monthly services fees and (iv) customer discounts. Ignition has granted the Factor a first lien and security interest in all of Ignition's assets, including its accounts receivable, inventories and intangible assets. In accordance with the provisions of SFAS 140, the Company has treated this Factoring Facility as a secured borrowing by Ignition and not as a sale of accounts receivable because the Company maintains effective control over the receivables transferred. As of December 31, 2002, Ignition is indebted $94,746 to the Factor, which is reported as a currently liability in the December 31, 2002 balance sheet as " Due to Factors."

         In addition to the factoring agreement, Ignition has also entered into a short-term loan agreement with the Factor in the amount of $80,220. This balance is reported as a current liability in the December 31, 2002 balance sheet as a "note payable, current portion."

         NOTE PAYABLE - INVESTMENT BANKER

         On December 1, 2002, the Company entered into a 6-month note with an investment banking group (the "Investment Banker") to borrow $15,000 at 8% interest per annum. As of December 31, 2002, the unpaid principal balance and accrued interest due on this note was $15,000 and $100, respectively. During February 2003, the Company repaid this note and accrued interest thereon in connection with the Equity Line of Credit Agreement (See Notes 14 (F) and 18).

         LINE OF CREDIT FACILITY

         On April 10, 2002 Ignition entered into a (pound)1,000,000 ($1,604,400 as of December 31, 2002) revolving credit facility with an unrelated investor for the purpose of allowing Ignition to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, the investor will advance up to 60% of the purchase price of goods and services purchased by Ignition for its business. Ignition is obligated to pay this investor interest on each advance at a rate equal to 3% over the UK Bank Base rate, a 2% commission of total disbursements made on behalf of Ignition and a facility fee. Ignition's obligation to repay an advance is guaranteed by the Factor. As of December 31, 2002, the Company has not borrowed any funds under the revolving credit facility.

         (B) NOTES PAYABLE - LONG-TERM

         5% CONVERTIBLE DEBENTURE

         In April 2002, the Company raised $150,000 of gross proceeds from the issuance of convertible debentures to the Investment Banker. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. The Company has the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, the Company will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed.

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

         Accrued interest at December 31, 2002 was $5,487.

         Future maturities of short and long-term notes payable as of December 31, 2002 are as follows:

                                          Year                                     Amount
                                          --------------------------------     ---------------

                                          2003                             $         184,240
                                          2004                                       150,000
                                                                               ---------------

                                          Total                            $         334,240
                                                                               ===============



NOTE 11  STOCKHOLDERS' DEFICIENCY

         During the three months ended March 31, 2002, the Company issued 50,000,000 shares of its restricted common stock to various officers and directors of the Company in accordance with the stock purchase agreement with International Technology Marketing ("ITM") (see Note 14(E)). All shares are held in safekeeping pending completion of the escrow agreement. On September 30, 2002 and December 31, 2002, the former shareholders of ITM earned 20,000,000 and 10,000,000 contingent shares having a value of $3,800,000 and $1,700,000 respectively. These shares are to be released out of escrow (See Note 14(E)). The shares were valued at $.19 per share based on the closing price of the Company's stock as of September 30, 2002 and $.17 per share based on the Company's stock price as of December 31, 2002, the dates that the shares were earned. The Company recorded $5,500,000 as stock-based compensation expense for the year ended December 31, 2002.

         On or about March 25, 2002, the Company issued 500,000 shares of common stock to an individual in lieu of compensation for services performed in 2001 as President of the Company. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

         On or about March 25, 2002, the Company issued 500,000 shares of common stock to an individual in lieu of compensation for services performed in 2001 as Secretary of the Company. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

         On or about March 25, 2002, the Company issued 2,375,600 shares of common stock valued at $.05 per share to an independent consultant for the conversion of $118,780 of debts owed by the corporation for services performed in 2001.

         On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to an unrelated investor as conversion of a fee of $50,000 earned for introducing the Company to ITM. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of grant.

         On or about March 25, 2002, the Company issued 50,000 shares of common stock to one of its external legal counsel for payment of interest on outstanding legal bills for the year 2001 and 2002. These shares were valued at $0.10 per share, or an aggregate of $5,000, on the date of grant.

         On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. As of December 31, 2002, 500,000 shares were deemed earned at the December 31, 2002 closing price of $.17 per share to account for the director's fee of $85,000.

         On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of his resignation from the board of directors.

         On or about March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of his resignation from the board of directors.

         On April 26, 2002, the Company issued 62,027 shares of common stock to an unrelated consultant having a value of $5,000 for consulting services rendered.

         On April 26, 2002 and June 28, 2002, the Company issued 3,032,000 shares of restricted common stock to the Investment Banker, having a value of $330,000 as a one-time commitment fee (See Note 14(F)).

         On April 26, 2002 and June 28, 2002, the Company issued 1,040,000 shares of restricted common stock to an unrelated consultant, having a value of $125,000 for financial consulting services rendered (See Note 14 (F)).

         On May 28, 2002, the Company acquired Ignition. The Company will issue 15,000,000 shares of common stock and 3,500,000 shares of convertible preferred stock as payment to Ignition over a period of two years from the date of the acquisition. Additionally, the management team of Ignition may earn up to 1,500,000 shares of convertible preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement. As of the date of this report, the shares discussed in this paragraph have not been issued. (See Note 3)

         In May 2002, the Company issued 5,000,000 shares of common stock in relation to an agreement entered into with an unrelated consultant for marketing and advisory services connected with product marketing in the European Economic Community and North America. These shares were registered on a Form S-8 filed on May 3, 2002. These shares were valued at $.05 per share, or an aggregate of $250,000, on the date that the Company entered into the agreement (See Note 14 (D)).

         On May 1, 2002, the Company agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to the Factor. The Company issued these shares on or about August 6, 2002.

         On June 28, 2002, the Company issued 2,410,916 shares of common stock to an unrelated investor pursuant to the terms of our March 17, 2000 debt conversion agreement (See Note 10(A)).

         On June 28, 2002, the Company issued 23,370 shares of common stock to an independent consultant having a value of $5,000 for consulting services rendered. The Company has also accrued $15,000 (83,038 shares) of common stock to be issued for consulting services rendered which has been included the shareholders equity and operating expenses portions of the accompanying consolidated balance sheet as of December 31, 2002.

         On June 28, 2002, the Company issued 100,000 shares of restricted common stock to an unrelated broker-dealer having a value of $20,000 for placement agent fees (See Note 14(F)).

         On August 6, 2002, the Company issued 2,000 shares of restricted common stock to certain officers and directors having a total value of $260, for the acquisition of Springboard (See Note 4).


NOTE 12  PREFERRED STOCK

         The Company has authorized 50,000,000 shares of its Series A Preferred Stock, with a par value of $0.001, as of December 31, 2002 and 2001. As of December 31, 2002 and 2001, there were no shares of the Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible into ten shares of Common Stock at the option of the holder. The Series A Preferred Stock votes on equal per share basis with the Common Stock, and is eligible to receive equivalent dividends to the shares of Common Stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference over the holders of the Company's common stock.


NOTE 13  STOCK BASED COMPENSATION

         (A) STOCK OPTIONS AND WARRANTS

         As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee option plans. Under APB 25, compensation expenses are recognized at the time of option grant if the exercise price of the Company's employee stock option is below the fair market value of the underlying common stock on the date of the grant.

         The Company's Board of Directors has granted non-qualified stock options and warrants to investors of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2002 and 2001.

                                                 Employee Options         Non-Employee          Weighted Average
                                                                           Options and
                                                                            Warrants             Exercise Price
                                                -------------------     ------------------     -------------------

        Options outstanding at
          December 31, 2000                                  -                      -      $                -
            Granted                                          -                   100,000   $                 .74
            Exercised                                        -                      -      $                 -
            Cancelled                                        -                      -      $                -
                                                -------------------     ------------------     -------------------

        Options outstanding at
          December 31, 2001                                  -                   100,000   $                 .74
            Granted                                          -                   265,000   $                 .12
            Exercised                                        -                      -      $                 -
            Cancelled                                        -                      -      $                 -
                                                -------------------     ------------------     -------------------

        Options outstanding at
          December 31, 2002                                  -                   365,000   $                 .29
                                                ===================     ==================     ===================


         For all warrants granted during 2002, the weighted average fair value of the grants at market was $.02. The fair value of the 265,000 warrants issued above and below market was calculated to be $6,107 (See
         Note 14(F)). For the warrants granted during 2001, the weighted average fair value of the grant at market was $.29. The fair value of the 100,000 warrants issued below market was calculated to be $30,000 (See
         Note 2).

         The weighted average remaining life of all warrants as of December 31, 2002, was approximately 3.9 years. As of December 31, 2002, all warrants were fully vested and exercisable.

         (B) PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES

         The Company applies APB Opinion 25 and related interpretations in accounting for its stock options granted to employees. The Company has not granted any options to employees during the year ended December 31, 2002, thus no pro forma amounts are presented.


NOTE 14  AGREEMENTS

         (A) SOFTWARE DISTRIBUTION AGREEMENT

         On March 30, 1999, the Company entered into a software distributing agreement with an unrelated company (the "Licensor"), granting the Company an exclusive right to distribute a software product known as "Power Audit" throughout the United States of America. (See below for subsequent amendments and extensions.) The significant terms and conditions governing the agreement are as follows:

         o        Payment by the Company of $50,000 in development funds.

         o Issuance of 500,000 in common shares of the Company to the owners and developers of the software upon its delivery, which was in October 1999.

         o Royalty payments of 20% on the first $500,000 of sales, 12.5% on sales between $500,000 and $1,000,000 and 5% on sales over $1,000,000.

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

         In May 2000, the parties agreed to amend and extend the software agreement for three years to May 31, 2003. The amended agreement expanded the territory to include the Country of Switzerland, required the Company to issue an additional 1,000,000 common shares and complete a financing of a minimum of $2,000,000 with a portion of the proceeds to be used to contract services of or to develop its own technical support and internal marketing group. In addition, the Company was required to complete a minimum of twelve sales or licensing agreements of the software product prior to the expiration of the twelve-month period ending June 1, 2002. In the event that the minimum sales requirement is not met, the Company is required to compensate the Software Owner for unpaid royalties at the rate of $3,750 per sale shortfall up to the maximum of twelve, or $45,000, and issue an additional 100,000 common shares. Lastly, the royalty fee for sales over $1,000,000 was changed from 5% to 7.5%.

         On June 13, 2002, the Company notified the Licensor that it was canceling its license agreement effective immediately. Subsequently, the Licensor filed a claim against the Company for breach of contract. During fiscal 2003, the claim has been settled, and there is no litigation presently outstanding with respect to this claim. The terms of the settlement are that the Company will pay to the Licensor the sum of $226,824 in nine monthly installments; the Company will deliver a replacement share certificate to replace the one million previously issued, non-registered, shares of its common stock to freely tradable shares; and will issue to the Licensor an additional 100,000 freely tradable common shares or an equivalent payment in cash based on a calculation of 100,000 shares multiplied by .18 per share, or $18,000. The value of the shares were determined based upon the closing price of the Company's common stock on November 7, 2002. The Company will also return to the Licensor all confidential information and property in their possession.

         At December 31, 2002, the Company has recorded the future issuance of the 100,000 shares of its common stock as common stock to be issued in the current liabilities section of the balance sheet. Also, the $226,824 payable in cash has been recorded in accounts payable in the current liabilities section of the balance sheet at December 31, 2002.

         In fiscal 2003, the Company executed a promissory note in the sum of $226,824 for the cash portion of the settlement with the Licensor. The principal sum of this promissory note will be paid by the Company in nine equal installments of $25,203. There is no interest being charged in connection with this debt.

         Amortization  expense related to this licensing agreement for the years
         ended   December  31,  2002  and  2001  were   $340,000  and  $240,000,
         respectively, and is included in cost of goods sold.

         (B) CONSULTING AGREEMENTS

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

         (C) LICENSING AGREEMENT

         On December 28, 2001, the Company entered into a two-year licensing agreement to distribute software used primarily by the insurance industry, which agreement includes a non-exclusive right to sell such software to clients in the United States, Mexico, Canada, and their overseas territories. The Company is the only reseller in North America. The cost of such agreement was (pound)2,500,000 (US $3,620,268 at December 31, 2001) and is being amortized over the two-year period of the agreement. Through September 30, 2002, the Company paid $713,612 in connection with the license. On September 30, 2002, the Company renegotiated the terms of the license agreement whereby the licensor agreed to extinguish the remaining amount due under the agreement, or $2,906,656 in exchange for the return of the license and distribution rights to the Classifier(TM) software product to the financial services sector while retaining the rights to distribute the product to other sectors. The Company was also granted a non-exclusive distributorship for the I-Bos(TM) software product. For financial statements purposes, the Company recorded a gain on the early extinguishment of debt in the amount of $924,904. This gain is reported as Other Income in the Consolidated Statement of Operations.

         Amortization expense related to this licensing agreement for the years ended December 31, 2002 and 2001 was $1,261,873 and $18,837, respectively, and is included in cost of goods sold. Deferred licensing fees, net of amortization is included as an Other asset - license agreement, on the accompanying consolidated balance sheets.

         (D) MARKETING AGREEMENT

         On January 18, 2002, the Company entered into a one-year marketing agreement with an unrelated consultant to provide product marketing and advisory services to the Company in the European Economic Community and North America territories. The Company issued 5,000,000 shares to the consultant on March 25, 2002 which were registered in a Form S-8 filed on May 3, 2002. The shares were valued at $.05 per share corresponding to the date that the Company entered into the agreement with the consultant. The Company accounted for the cost of the marketing agreement by recording an expense for the entire cost in the amount of $250,000 in accordance with the provisions of SFAS 123 "Accounting for Stock-Based Compensation". The expense is included in Consulting Fees in the Consolidated Statement of Operations.

         (E) STOCK PURCHASE/MANAGEMENT AGREEMENT

         On September 17, 2001, the Company entered into a stock purchase agreement to acquire 100% of the outstanding stock of ITM (see Note
         11). In connection with the agreement, the Company is to issue 50,000,000 shares to the former shareholders, which will be held in escrow subject to the Company reaching certain sales milestones. The agreement calls for the Company to compensate the former shareholders of ITM in their efforts to meet the sales milestones.

         The revenue milestones to be reached after the closing are as follows:

         o Upon achieving revenues of $500,000 the escrow agent will release 10,000,000 shares.

         o Upon achieving an additional $500,000 of revenues the escrow agent will release another 10,000,000 shares.

         o Upon achieving $2,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         o Upon achieving $6,000,000 in cumulative revenues the escrow agent will release another 10,000,000 shares.

         o Upon reaching $16,200,000 in cumulative revenues the final 10,000,000 shares will be released.

         Pending execution of the escrow agreement, the Company is holding these shares for the benefit of the former shareholders of ITM. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. For accounting purposes, the Company has not treated the acquisition as an acquisition under the principles of APB 16, but has instead treated the acquisition as an assumption of contingent management contracts for services to be rendered by the former ITM shareholders to the Company. The contingent shares will be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned based on current market prices as of the date of grant.

         During the quarters ended September 30, 2002 and December 31, 2002, the former ITM shareholders became eligible to receive 20,000,000 and 10,000,000 shares, respectively, out of escrow. The Company recorded stock-based compensation expense of $5,500,000 for the year ended

         December 31, 2002 and credited shareholders equity for the value of the contingent stock earned. The Company valued the shares at $.19 and $.17 per share based on the closing price of the stock at September 30, 2002 and December 31, 2002, respectively, the dates that the shares are deemed earned.

         (F) INVESTMENT BANKER EQUITY LINE OF CREDIT AGREEMENT

         In April  2002,  the  Company  entered  into an  Equity  Line of Credit
         Agreement with the Investment Banker (see Note 18). Under this agreement, the Company may issue and sell to the Investment Banker common stock for a total purchase price of up to $10 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter (See Note 18). The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate monthly maximum advance amount of $425,000 in any thirty-day period. In no event shall the number of shares issuable to the Investment Banker, which causes them to own in excess of 9.9% of the then outstanding shares of the Company's common stock. The Company paid the Investment Banker a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. The Investment Banker is entitled to retain 3.0% of each advance. In addition, the Company entered into a placement agent agreement with a placement agent firm, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. The Company agreed to pay an unrelated consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

         The termination date of this agreement is the earliest of: (1) the Investment Banker makes payment of Advances of $10,000,000, (2) any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty (50) Trading Days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investment Banker or (4) the date occurring twenty-four (24) months after the Effective Date. Pursuant to the terms of the Equity Line of Credit Agreement, the Company is required to file with the SEC a registration statement covering the shares to be acquired by the Investment Banker. The 24-month term commences the effective date of the registration statement. During February 2003, the Company completed its registration statement in connection with the Equity Line of Credit Agreement.

         To induce the Investment Banker to execute and deliver the Equity Line of Credit Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws. During the commitment period, the Company shall not, without the prior written consent of the Investment Banker, issue or sell (i) any Common Stock without consideration or for a consideration per share less than the Bid price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance, provided, however, that the Investment Banker is given ten (10) days prior written notice and nothing in this section shall prohibit the issuance of shares of Common Stock pursuant to existing contracts or commitments, upon exercise of currently outstanding options or convertible securities, or in connection with any acquisition. On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.6 (b) agreeing to only sell in compliance with the volume limitation of Rule 144.

         On each advance date in the Company shall pay to the Investment Banker, directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each advance as a commitment fee. The Company has paid the Investment Banker a one-time commitment fee in the amount of 3,032,000 shares of common stock and warrants to purchase 265,000 shares of common stock of which a warrant to purchase 15,000 shares has an exercise price of $0.50 per share and a warrant to purchase 250,000 shares has an exercise price of $0.099 per share. These warrants vest immediately upon issuance. The value of the one-time commitment fee related to the issuance of common stock totaled approximately $350,000, which was computed based upon the market prices of the Company's common stock on the applicable issuance dates. The warrants issued in connection with the Equity Line of Credit Agreement for commitment fees were valued on the date of grant using the

         Black-Scholes option-pricing model which computed a value of $6,107. The commitment fees will be expensed ratably over the life of the Equity Line of Credit agreement and are included in stockholders'
         deficiency in the accompanying consolidated balance sheet as of December 31, 2002. The Company has recognized commitment fees of approximately $133,795, which has been included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2002.

         (G) CONSULTING AGREEMENT

         On June 1, 2002, Ignition entered into a consulting agreement with an unrelated consultant whereby the consultant will provide business development and financial advice to Ignition. Under the terms of the agreement, Ignition is obligated to pay the consultant annually (pound)179,850 ($262,970) in equal monthly installments. Additionally, the consultant was entitled to receive a signing bonus of (pound)29,975 ($43,828) upon execution of the agreement. The cost of this agreement will be borne by Ignition and the consultant will be paid out of Ignition's operating cash flow.

         (H) OPERATING LEASE AGREEMENT

         The Company leases its UK office spaces under a five-year operating lease, which commenced on December 2001 and expire in 2007. The Company leases its corporate office space on a month-to-month basis.

         Minimum future rental payments under non-cancelable operating leases having remaining terms in excess on 1 year as of December 31, 2002 for each of the next 5 years are as follows:

                       YEARS ENDING
                       2003                                  $        138,479
                       2004                                           120,330
                       2005                                           120,330
                       2006                                           120,330
                       2007                                           120,330
                                                                 --------------
                                                             $        619,799
                                                                 ==============


         Rent expense for the years ended December 31, 2002 and 2001 totaled approximately $101,890 and $7,800, respectively.


NOTE 15  INTANGIBLE ASSETS

         As a result of the adoption of SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from three to ten years, except for intellectual property, which is amortized based on the shorter of the useful life or expected revenue stream. Intangible assets consist of trademarks, intellectual property, acquired technology and the excess purchase price paid over identified intangible and tangible net assets of acquired companies (goodwill).

         The Company has  evaluated  goodwill for  impairment as of December 31,
         2002. As a result of this review, the Company has determined its goodwill is fully impaired and wrote-off $10,658,096 and $409,688 related to the acquisitions of Ignition and Springboard, respectively. In connection with the review of intangible assets, the Company recorded  an  additional  impairment  charge to  acquired  intellectual property in the amount of $19,079. The charges were included in operating expenses on the accompanying consolidated financial statements for the year ended December 31, 2002. The Company's assessment of its goodwill is based on undiscounted future cash flows and the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.


NOTE 16  INCOME TAXES

         No provision for Federal and state income taxes has been recorded as the Company has net operating loss carryforwards to offset any net income for the year ended December 31, 2002. As of December 31, 2002, the Company had approximately $23,400,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards begin to expire in 2018. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

         Deferred tax assets as of December 31, 2002 and 2001 consisting primarily of the tax effect of net operating loss carryforwards and amortization of intangibles, amounted to approximately $11,790,649 and $4,446,475, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets as of December 31, 2002 and 2001 to reduce such deferred income tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.


NOTE 17  GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has a net loss of $21,313,290, a negative cash flow from operations of $1,084,884, a working capital deficiency of $10,534,701 and a stockholders' deficiency of $14,419,766, which raises substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its newly acquired subsidiaries.

         In view of these matters, realization of certain of the assets in the accompanying financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.


NOTE 18  SUBSEQUENT EVENTS

         During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to the Investment Bankers, net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either through cash received from the issuance of stock under the Equity Line of Credit Agreement or by cash. In connection with the note, the Company has agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $100,000 (see Note 14(F)). The request will be held in escrow by an independent law firm, who will release such requests to the Investment Banker every 7 calendar days commencing on March 3, 2003. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See below for partial repayment of this note.

         Proceeds received from the issuance of this note were used to repay the convertible debenture and note payable to the Investment Bankers. As of December 31, 2002, total outstanding principal and accrued interest payable on the convertible debenture and note payable was $155,487 and $15,000, respectively.

         On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the Equity Line of Credit Agreement (See Note 14(F)). These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

         On February 18, 2003, the Company issued 114,408 share of common stock to a consultant for payment of $15,000 of consulting services accrued at December 31, 2002 as common stock to be issued included in currently liabilities in the accompanying consolidated balance sheet as of December 31, 2002. These share were valued at $0.13 per share representing the closing market value on the date of grant.

         On February 10, 2003, The Company signed a development and distribution agreement with a distribution company for distribution of the Company's games and other applications for mobile phones and other handheld devices to the distribution company's mobile operator channels on a worldwide basis. Under the terms of the agreement, which sets forth an initial publication schedule consisting of 14 products. The Company may also sublicense and provide games and applications created by other developers to the distribution company for distribution to their mobile operators. Under the terms of the agreement, the Company will receive royalty payments as the developer for each sale of the Company's games and other applications.

         During March 2003, the Company issued 2,155,964 shares of common stock to the Investment Bankers for cash of $150,000 or $.07 per share, in connection with the Equity Line of Credit (See Note 14 (F)). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003. As of March 31, 2003, the remaining balance of the note payable to the Investment Banker totaled $850,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Information required by Part III has been incorporated by reference to IVP Technology's definitive proxy statement to be filed within 120 days of the end of IVP Technology's fiscal year end.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM-8K

         (A)      EXHIBITS.


EXHIBIT NO.         DESCRIPTION                                          LOCATION

2.1                 Agreement and Plan of Reorganization dated March     Incorporated by reference to Exhibit 4.1 to IVP
                    21, 2000 between IVP Technology Corporation and      Technology's Form 8-K12G3 filed on April 19, 2000
                    Erebus Corporation

3.1                 Certificate of Amendment of Articles of              Incorporated by reference to Exhibit 3.1 to IVP
                    Incorporation                                        Technology's Form 10-KSB filed on April 15, 2002

3.2                 Bylaws                                               Incorporated by reference to Exhibit 3.2 to IVP
                                                                         Technology's Amendment No. 2 to the Form SB-2
                                                                         filed on November 14, 2002

4.4                 Description of Securities                            Incorporated by reference to Exhibit 4.4 to IVP
                                                                         Technology's Form S-8 filed on July 23, 2001

10.4                Second Amending Agreement to Software Distribution   Incorporated by reference to Exhibit 10.4 to IVP
                    Agreement dated as of May 31, 2000 between the       Technology's Form 10-QSB filed on September 24,
                    Registrant and Orchestral Corporation                2000

10.5                Service Bureau Arrangement Agreement dated           Incorporated by reference to Exhibit 10.5 to IVP
                    September 28, 2000 between the Registrant and        Technology's Form 10-QSB filed on November 14,
                    E-RESPONSES.COM                                      2000

10.6                Stock Purchase Agreement dated September 17, 2001    Incorporated by reference to Exhibit 10.6 to IVP
                    among the Registrant, International Technology       Technology's Form 10-KSB filed on April 15, 2002
                    Marketing, Inc., Brian MacDonald, Peter Hamilton,
                    Kevin Birch, Sherry Bullock, and Geno Villella

10.7                Agreement dated May 15, 2000 between the             Incorporated by reference to Exhibit 10.7 to IVP
                    Registrant and Rainbow Investments International     Technology's Form 10-KSB filed on April 15, 2002
                    Limited

10.8                Employment Agreement dated August 30, 2001 between   Incorporated by reference to Exhibit 10.8 to IVP
                    International Technology Marketing, Inc. and Brian   Technology's Form 10-KSB filed on April 15, 2002
                    J. MacDonald

10.9                Agreement dated February 12, 2002 between the        Incorporated by reference to Exhibit 10.9 to IVP
                    Registrant and SmartFOCUS Limited                    Technology's Form 10-KSB filed on April 15, 2002

10.10               Warrant Agreement dated May 15, 2000 between the     Incorporated by reference to Exhibit 10.10 to IVP
                    Registrant and Rainbow Investments International     Technology's Form 10-KSB filed on April 15, 2002
                    Limited

10.11               Convertible Promissory Note dated May 2000 between   Incorporated by reference to Exhibit 10.11 to IVP
                    the Registrant and Rainbow Investments               Technology's Form 10-KSB filed on April 15, 2002
                    International Limited

EXHIBIT NO.         DESCRIPTION                                          LOCATION

10.12               Software Distribution Agreement dated December 28,   Incorporated by reference to Exhibit 10.12 to IVP
                    2001 between the Registrant and TIG Acquisition      Technology's Form 10-KSB filed on April 15, 2002
                    Corporation

10.13               Loan Agreement dated January 16, 2002 between the    Incorporated by reference to Exhibit 10.13 to IVP
                    Registrant and DCD Holdings Limited                  Technology's Form 10-KSB filed on April 15, 2002

10.14               Agreement for the Provision of Marketing Services    Incorporated by reference to Exhibit 10.1 to IVP
                    dated May 3, 2002 between the Registrant and         Technology's Form S-8 filed with the SEC on May
                    Vanessa Land                                         3, 2002

10.15               Reserved

10.16               Employment Agreement dated August 30, 2001 between   Incorporated by reference to Exhibit 10.16 to IVP
                    International Technology Marketing, Inc. and Geno    Technology's Form 10-KSB filed on April 15, 2002
                    Villella

10.17               Employment Agreement dated August 30, 2001 between   Incorporated by reference to Exhibit 10.17 to IVP
                    International Technology Marketing, Inc. and Kevin   Technology's Form 10-KSB filed on April 15, 2002
                    Birch

10.18               Employment Agreement dated August 30, 2001 between   Incorporated by reference to Exhibit 10.18 to IVP
                    International Technology Marketing, Inc. and Peter   Technology's Form 10-KSB filed on April 15, 2002
                    J. Hamilton

10.19               Employment Agreement dated August 30, 2001 between   Incorporated by reference to Exhibit 10.19 to IVP
                    International Technology Marketing, Inc. and         Technology's Form 10-KSB filed on April 15, 2002
                    Sherry Bullock

10.20               Loan and Security Agreement dated July 30, 2001      Incorporated by reference to Exhibit 10.20 to IVP
                    among the Registrant, Clarino Investments            Technology's Form 10-KSB filed on April 15, 2002
                    International Ltd., and Berra Holdings Ltd.

10.21               Consulting and Advisory Extension Agreement dated    Incorporated by reference to the Exhibit to IVP
                    February 14, 2001 between the Registrant and Barry   Technology's Form 10-QSB filed on May 21, 2001
                    Gross D/B/A Gross Capital Associates

10.22               Letter Agreement dated June 28, 2001, between the    Incorporated by reference to Exhibit 4.1 to IVP
                    Registrant and Andris Gravitis                       Technology's Form S-8 filed on July 23, 2001

10.23               Letter Agreement dated June 28, 2001, between the    Incorporated by reference to Exhibit 4.2 to IVP
                    Registrant and Thomas Chown.                         Technology's Form S-8 filed on July 23, 2001

10.24               Letter Agreement dated May 30, 2001, between the     Incorporated by reference to Exhibit 4.3 to IVP
                    Registrant and Ruffa & Ruffa, P.C. for               Technology's Form S-8 filed on July 23, 2001
                    Modification of Retainer Agreement

10.25               Consulting Agreement dated September 1, 2000         Incorporated by reference to Exhibit 13.1 to IVP
                    between the Registrant and Barry Gross d/b/a Gross   Technology's Form 10-KSB filed on July 5, 2001
                    Capital Associates

10.26               Consulting and Advisory Agreement dated              Incorporated by reference to Exhibit 13.2 to IVP
                    September 25, 2000 between the Registrant and        Technology's Form 10-KSB filed on July 5, 2001
                    Koplan Consulting Corporation

EXHIBIT NO.         DESCRIPTION                                          LOCATION

10.27               Warrant  Agreement  dated  April 3, 2002  between the
                    Incorporated  by  reference  to Exhibit  10.27 to IVP
                    Registrant   and   Cornell   Capital    Partners   LP
                    Technology's Form 10-KSB filed on April 15, 2002

10.28               Equity Line of Credit Agreement dated April 3,       Incorporated by reference to Exhibit 10.28 to IVP
                    2002 between the Registrant and Cornell Capital      Technology's Form 10-KSB filed on April 15, 2002
                    Partners LP

10.29               Registration Rights Agreement dated April 3, 2002    Incorporated by reference to Exhibit 10.29 to IVP
                    between the Registrant and Cornell Capital           Technology's Form 10-KSB filed on April 15, 2002
                    Partners, LP

10.30               Escrow Agreement dated April 3, 2002 among the       Incorporated by reference to Exhibit 10.30 to IVP
                    Registrant, Cornell Capital Partners, LP, Butler     Technology's Form 10-KSB filed on April 15, 2002
                    Gonzalez, and First Union National Bank

10.31               Securities Purchase Agreement dated April 3, 2002    Incorporated by reference to Exhibit 10.31 to IVP
                    among the Registrant and the Buyers                  Technology's Form 10-KSB filed on April 15, 2002

10.32               Escrow Agreement dated April 3, 2002 among the       Incorporated by reference to Exhibit 10.32 to IVP
                    Registrant, the Buyers, and First Union National     Technology's Form 10-KSB filed on April 15, 2002
                    Bank

10.33               Debenture  Agreement  Dated  April  3,  2002  between
                    Incorporated by reference to Exhibit 10.33 to IVP the
                    Registrant   and   Cornell   Capital    Partners   LP
                    Technology's Form 10-KSB filed on April 15, 2002

10.34               Investor  Registration  Rights  Agreement dated April
                    Incorporated  by reference to Exhibit 10.34 to IVP 3,
                    2002  between  the   Registrant   and  the  Investors
                    Technology's Form 10-KSB filed on April 15, 2002

10.35               Placement Agent Agreement dated April 3, 2002        Incorporated by reference to Exhibit 10.35 to IVP
                    among the Registrant, Westrock Advisors, Inc. and    Technology's Form 10-KSB filed on April 15, 2002
                    Cornell Capital Partners LP

10.36               Letter Agreement dated February 20, 2002 between     Incorporated by reference to Exhibit 10.36 to IVP
                    the Registrant and Buford Industries Inc.            Technology's Form 10-KSB filed on April 15, 2002

10.37               Letter Confirmation Agreement dated July 21, 2001    Incorporated by reference to Exhibit 10.37 to IVP
                    between the Registrant and Buford Industries Inc.    Technology's Form 10-KSB filed on April 15, 2002

10.38               Consulting  Agreement  dated  March 1,  2002  between
                    Incorporated by reference to Exhibit 10.38 to IVP the Registrant and Danson Partners LLC Technology's Form
                    10-KSB filed on April 15, 2002

10.39               Term Sheet between the Registrant and Cornell        Incorporated by reference to Exhibit 10.39 to IVP
                    Capital Partners, LP Increasing the Commitment       Technology's Form SB-2 filed on May 15, 2002
                    under the Equity Line of Credit to $10 million

10.40               Consulting Agreement dated February 12, 2002         Incorporated by reference to Exhibit 10.40 to IVP
                    between the Registrant and Danson Partners LLC       Technology's Form SB-2 filed on May 15, 2002


EXHIBIT NO.         DESCRIPTION                                          LOCATION

10.41               Escrow Agreement dated as of May 15, 2002 among      Incorporated by reference to Exhibit 10.41 to IVP
                    the Registrant, Brian MacDonald, Peter Hamilton,     Technology's Form SB-2 filed on May 15, 2002
                    Kevin Birch, Sherry Bullock, and Gino Villella

10.42               Termination letter dated June 13, 2002 between the   Incorporated by reference to Exhibit 10.42 to IVP
                    Registrant and Orchestral Corporation                Technology's Form 10-QSB filed on August 19, 2002

10.43               Acquisition  Agreement  dated  as  of  May  28,  2002
                    Incorporated  by  reference  to Exhibit  10.43 to IVP
                    regarding  the  purchase  of  Ignition  Entertainment
                    Technology's Form 10-QSB filed on August 19, 2002

10.44               Consulting Agreement dated as of June 1, 2002        Incorporated by reference to Exhibit 10.44 to IVP
                    Ignition Entertainment Limited and Montpelier        Technology's Form 10-QSB filed on August 19, 2002
                    Limited

10.45               Amendment to Equity Line of Credit Agreement dated   Incorporated by reference to Exhibit 10.45 to IVP
                    May 2002 between IVP Technology and Cornell          Technology's Amendment No. 2 to the Form SB-2
                    Capital Partners.                                    filed on November 14, 2002

10.46               Letter of Credit Facility dated as of April 10,      Incorporated by reference to Exhibit 10.46 to IVP
                    2002 between Revelate Limited and Ignition           Technology's Amendment No. 2 to the Form SB-2
                    Entertainment Limited                                filed on November 14, 2002

10.47               Debenture dated as of June 14, 2002 between          Incorporated by reference to Exhibit 10.47 to IVP
                    Revelate Limited and Ignition Entertainment Limited  Technology's Amendment No. 2 to the Form SB-2
                                                                         filed on November 14, 2002

10.48               Standard Conditions for Purchase of Debts dated      Incorporated by reference to Exhibit 10.48 to IVP
                    May 23, 2002 between DCD Factors PLC and Ignition    Technology's Amendment No. 2 to the Form SB-2
                    Entertainment Limited                                filed on November 14, 2002

10.49               All Assets Debenture dated as of May 23, 2002        Incorporated by reference to Exhibit 10.49 to IVP
                    between DCD Factors PLC and Ignition Entertainment   Technology's Amendment No. 2 to the Form SB-2
                    Limited                                              filed on November 14, 2002

10.50               Memorandum of Agreement dated as of July 1, 2002     Incorporated by reference to Exhibit 10.50 to IVP
                    between Springboard Technology Solutions Inc. and    Technology's Amendment No. 2 to the Form SB-2
                    IVP Technology                                       filed on November 14, 2002

10.51               Heads of Agreement dated as of December 28, 2001     Incorporated by reference to Exhibit 10.51 to IVP
                    and amended on September 30, 2002 between TiG        Technology's Amendment No. 2 to the Form SB-2
                    Acquisition Corporation and IVP Technology           filed on November 14, 2002

10.52               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.1 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02008)

EXHIBIT NO.         DESCRIPTION                                          LOCATION

10.53               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.2 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02009)

10.54               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.3 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02003)

10.55               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.4 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02004)

10.56               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.5 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02006)

10.57               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.6 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02007)

10.58               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.7 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03001)

10.59               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.8 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires March 31, 2004)

10.60               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.9 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires June 11, 2004)


         (B)      REPORTS ON FORM 8-K.

         On October 15, 2002, IVP Technology filed a Form 8-K disclosing that it had renegotiated the distribution agreement for the Classifier software product developed by the Innovation Group.

         On August 9, 2002, IVP Technology filed a Form 8-K disclosing that it was not required to file financial information regarding its acquisition of Ignition Entertainment Limited.

         On February 27, 2003, IVP Technology filed a Form 8-K disclosing that it had signed a development and distribution agreement WITH Tira Wireless Inc. for distribution of IVP's games and other applications for mobile telephones and other handheld devices.

         On April 1, 2003, IVP filed a Form 8-K disclosing that it had entered into service agreements with four hospitals within Toronto.


ITEM 14.  CONTROLS AND PROCEDURES

         Based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                   SIGNATURES

         Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/S/ BRIAN MACDONALD                                             April 17, 2003
-----------------------------------------------------
By:      Brian MacDonald
         President, Chief Executive Officer and
         Acting Chief Financial Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION

         I, Brian MacDonald, certify that:

         1. I have reviewed this annual report on Form 10-KSB of IVP Technology Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 17, 2003            By:      /S/ BRIAN MACDONALD
                                      -------------------------
                                       Brian MacDonald
                                       President, Chief Executive Officer and
                                       Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of IVP Technology Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:    April 17, 2003      By:      /S/ BRIAN MACDONALD
                                      -------------------
                                      Brian MacDonald
                                      President, Chief Executive Officer and
                                      Acting Chief Financial Officer