Form 10KSB/A
period 2002-12-31
IVP TECHNOLOGY CORP
filed 2003-05-14
CIK 1011601

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       AMENDMENT NO. 1 TO THE FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                          Commission File No. 000-30486


                           IVP TECHNOLOGY CORPORATION
             (Exact Name of Registrant as specified in its charter)

               NEVADA                             65-6998896
------------------------------------  ----------------------------------------
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


                                 Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B, which is not contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


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


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          99,449,261 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING ON DECEMBER 31, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      NONE

         Parts 1 and 2 of this Form 10-KSB were filed with the Securities and Exchange Commission on April 18, 2003 and therefore is omitted from this amendment. This Amendment No. 1 to the Form 10-KSB is being filed to include the
Part III information that was omitted from the original filing.

                                    PART III


                                   MANAGEMENT

         Our directors and officers are as follow:

NAME AND ADDRESS                                        AGE             POSITION
-----------------------------------------------      ----------        ------------------------------------------------

Brian MacDonald                                         54              President, CEO & Chairman of the Board
16 Wetherfield Place                                                    Director
Toronto, Ontario M3B 2E1
Canada

Peter Hamilton                                          55              Executive Vice-President, Business Development
2261 Rockingham Drive                                                   Director
Oakville, Ontario L6H 7J4
Canada

Kevin Birch                                             32              Senior VP & Chief Technology Officer
6860 Meadowvale Town Centre Circle                                      Officer
Mississauga, Ontario L5N7T4
Canada

Geno Villella                                           43              VP Implementation
3 Sawmill Road                                                          Officer
Toronto, Ontario M3L2L6
Canada

J. Stephen Smith                                        64              Director
11614 Holly Briar Lane
Great Falls, VA 22066
United States


Below are biographies of our executive officers as of December 31, 2002:

         BRIAN MACDONALD, PRESIDENT, CEO & CHAIRMAN OF THE BOARD. Brian MacDonald, IVP's President and CEO was appointed to the board in November 2001 and elected Chairman of the Board in December 2001. Prior to his position with IVP, Mr. MacDonald co-founded and was President and CEO of Springboard Technology Solutions Inc., a Toronto-based information technology and software development company. In 1995, he co-founded (with Mr. Peter Hamilton) and served as the Executive VP Corporate Development and CFO of Lava Systems Inc., a multinational software company that provided document management, imaging and work flow software services, based in Toronto, Chicago, London, and Australia. During this time, he assisted Lava Systems in raising over CAD $36 million, and co-led the company to public status with a listing on the Toronto Stock Exchange. Also, during his tenure with Lava Systems Inc., Mr. MacDonald assisted in the acquisition of 4 companies in the United Kingdom and Australia. Mr. MacDonald graduated from the University of Alberta in 1974 with an honors BA in Political Science, and received his Masters of Arts in Public Policy and Political Science from the University of British Columbia in 1979. He holds a Fellow of the Institute of Canadian Bankers designation. Mr. MacDonald has served in managerial capacities with The Toronto Dominion Bank, Banque Nationale de Paris, Confederation Life Insurance Company and ABN Amro Bank.

         PETER HAMILTON, EXECUTIVE VICE-PRESIDENT, BUSINESS DEVELOPMENT. Peter Hamilton, IVP's Executive Senior Vice-President, Business Development was appointed a Director in November 2001. Mr. Hamilton oversees product development, distribution activities and sales for IVP Technology. In 1999, he co-founded with Mr. MacDonald, Springboard Technology Solutions Inc. and has served as the VP Sales and Consulting. Prior to his position with Springboard, in 1995, Mr. Hamilton co-founded (with Mr. MacDonald) and served as President and CEO of Lava Systems Inc., a multinational software company that provided document management, imaging and work flow software services, based in Toronto, Chicago, London, and Australia. During this time, Mr. Hamilton was responsible for overseeing Lava's expansion of its operations into Europe, Australia, U.S. and Canada and developed business partners in South America, South Africa, the Middle East and Scandinavia. He also assisted Lava in raising over CAD $36 million, and co-led the company to public status with a listing on the Toronto Stock Exchange. Prior to this, Mr. Hamilton served as Senior VP of Operations for SoftKey Software International, a publicly traded company on the New York Stock Exchange. He was responsible for SoftKey's day-to-day operations, including manufacturing, product distribution, information systems, finance, customer support, technical support and product data management and marketing. In addition, Mr. Hamilton integrated 18 new businesses into SoftKey's operations, during his tenure and was instrumental in the growth of the company from $2,000,000 in sales in 1989 to $300,000,000 in 1995.

         J. STEPHEN SMITH, DIRECTOR. J. Stephen Smith has served as a Director of IVP Technology since November 2001. Mr. Smith has over 30 years experience in planning, directing and managing major projects in such diverse fields as radar system development, electronic intelligence system design, installation and operation, ship design and acquisition and Document Management System development and applied solutions. He has served as Vice-President Operations for CDI Marine, the nation's largest marine engineering firm and has held the positions of Director of Engineering, Vice-President and President of ROH, a diverse professional services company specializing in DMS solutions, web site development and applications and a broad range of support for the US Navy ship acquisition program. Mr. Smith graduated with a BBA from the University of Notre Dame and received his Masters in Science and Electronics Engineering from the U.S. Naval Postgraduate School.

         KEVIN BIRCH, SENIOR VP & CHIEF TECHNOLOGY OFFICER. Kevin Birch has served as IVP's Senior VP and Chief Technology Officer since November 2001. Mr. Birch is the day to day manager of Springboard Technology Solutions and MDI Solutions and also manages IVP Technology's integration of new products and services in the enterprise division. His background includes architecting, developing and managing many complex software development projects in sectors as diverse as financial services, leisure products, health care and non-profit organizations in Canada and the United States. In 1999, Mr. Birch was the VP of Multimedia and Software Development for Springboard Technology Solutions Inc, a Toronto-based network solutions web and software application developer, that creates processes that enhance business productivity and profitability. Prior to this, he spent several years as an Interface Architect with HealthLink Clinical Data Network, Inc., where he was responsible for the development and support of information system interfaces in and between major health care facilities across Canada.

         GENO VILLELLA, VP IMPLEMENTATION. Geno Villella, IVP's VP Implementation manages IVP Technology's Network solutions service team and assists in the development of applications to enhance client productivity and profitability. Mr. Villella has over 20 years experience in mainframe and distributed systems infrastructure deployment, and is highly skilled in designing and implementing all types of communications and computer networks. Prior to this, in 1999, Mr. Villella was the Vice-President IT and Network Solutions at Springboard Technology Solutions Inc. He has also held executive positions with James River Corporation, Insight Business Consultants and Lava Systems Inc.

         COMPENSATION OF NON-EMPLOYEE DIRECTORS. J. Steven Smith will be paid 500,000 shares of common stock for each year of service on the board. There is no separate compensation for directors who are also a part of management for their services as a director of IVP Technology. All directors will be reimbursed for all of their out-of-pocket expenses incurred in connection with the rendering of services as a director.

         There are no family relationships among directors, executive officers or persons nominated to become directors of executive officers.


RESIGNATIONS OF MEMBERS OF THE BOARD OF DIRECTORS

         Dr. Michael Sidrow and Robert M. King resigned citing personal reasons as members of our Board of Directors on May 13, 2002.


EXECUTIVE COMPENSATION

         The following summary compensation table shows certain compensation information for services rendered in all capabilities for the calendar years ended December 31, 2002, 2001 and 2000. Other than as set forth herein, no executive officer's cash salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the value of restricted shares issued in lieu of cash compensation and certain other compensation, if any, whether paid or deferred:


                                  ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                                                     RESTRICTED
                                                         OTHER         STOCK
NAME &                                                  ACCRUED      AWARDS IN                      LTIP        ALL OTHER
PRINCIPAL POSITION       YEAR      SALARY    BONUS   COMPENSATION       US$         OPTIONS/SARS     PAYOUTS   COMPENSATION
-------------------- --------     --------- --------- ------------- ------------ ----------------- ----------- -------------

Brian MacDonald (4)  2002          $60,933     $ --             --            --                --         --            --
President,           2001           $7,440       --             --            --                --         --            --
Chief Executive and
Chairman of the
Board

John Maxwell         2002               --       --             --    25,000 (3)                --         --            --
President (2)        2001               --       --             --            --                --         --            --
                     2000               --       --             --       150,000                --         --            --

John Trainor,        2002               --       --             --    25,000 (3)                --         --            --
Secretary (2)        2001               --       --             --            --                --         --            --
                     2000               --       --             --       144,000                --         --            --
-------------------


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


(4) Mr. MacDonald became Chief Executive Officer on November 16, 2001. This excludes the issuance of 8,984,684 shares to Mr. MacDonald in connection with the acquisition of International Technology Marketing. These shares were valued at $1,647,192.


         IVP Technology has no deferred compensation, stock options, SAR or other bonus arrangements for its employees and/or directors. During the calendar year ended December 31, 2002, all decisions concerning executive compensation were made by the Board of Directors.


EMPLOYMENT AGREEMENTS

         In August 2001, International Technology Marketing entered into employment agreements with Brian MacDonald and Peter J. Hamilton. Mr. MacDonald is employed as President and Treasurer and Mr. Hamilton is employed as Vice-President, Sales. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Each of Mr. MacDonald and Mr. Hamilton has a salary of CAD $96,000 per year, plus 6% of sales revenue. As ITM is a dormant corporation following its acquisition by IVP Technology it has no sales revenue and therefore IVP is not liable to pay any portion of its sales revenues to Mr. MacDonald or Mr. Hamilton. IVP Technology guarantees the payments under these employment contracts. Neither Mr. MacDonald nor Mr. Hamilton receives any further compensation for service as an officer or director of IVP Technology.

         In September 2001, International Technology Marketing entered into employment agreements with Geno Villella, Kevin Birch and Sherry Bullock. Mr. Villella is employed as Vice-President Implementation, Mr. Birch is employed as Senior Vice-President and Chief Technology Officer and Ms. Bullock was employed as Vice-President Marketing. Ms. Bullock left the company as of July 10, 2002. Ms. Bullock will receive a payment of approximately $2,500 per month until June 30, 2003 as compensation under her termination agreement. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Mr. Villella is paid a base salary of CAD $36,000 per year, Mr. Birch is paid a base salary of CAD $60,000 per year and Ms. Bullock was paid a base salary of CAD $48,000 per year. IVP Technology guarantees the payments under these employment contracts. Neither Mr. Villella nor Mr. Birch received any further compensation for services as an officer or director of IVP Technology. IVP Technology assumed these contracts effective April 1, 2002.

         IVP Technology does not have a stock option plan and no named executive officer holds any options to purchase shares of IVP Technology's common stock.

                                 STOCK OWNERSHIP


PRINCIPAL STOCKHOLDERS

         The following table contains information about the beneficial ownership of our common stock as of April 4, 2003, for:

        (i) each person who beneficially owns more than five percent of the common stock;

        (ii)  each of our directors;

        (iii) the named executive officers; and

        (iv)  all directors and executive officers as a group.



                                                                                         COMMON STOCK
                                                                                      BENEFICIALLY OWNED
            NAME/ADDRESS                           TITLE OF CLASS                 AMOUNT           PERCENTAGE(3)
-------------------------------------------------- ---------------------------- ------------------- -------------
            Brian MacDonald                        Common Stock                   14,974,473  (1)           11.7%
            Peter Hamilton                         Common Stock                   14,974,473  (1)           11.7%
            Kevin Birch                            Common Stock                   14,974,473  (1)           11.7%
            Geno Villella                          Common Stock                    4,278,421  (1)            3.3%
            Stephen Smith                          Common Stock                    1,000,000  (2)               *
            All Officers and Directors as a Group  Common Stock                   50,201,840                39.1%
---------------

*        Less than one percent.


(1) Of that total 60% of the shares have been released from escrow due to the attainment of certain performance goals established with respect to the assumption by IVP Technology of management contracts with International Technology Marketing in August 2001. The remainder of these shares are being held in escrow until satisfaction of certain performance goals established in connection with the purchase of International Technology Marketing. These people are entitled to vote the escrowed shares while being held in escrow.

(2) Of that total, 500,000 shares were issued on December 31, 2002, with the remaining 500,000 shares to be released on November 16, 2003.

(3) Applicable percentage of ownership is based on 128,246,558 shares of common stock outstanding as of April 4, 2003 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 4, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Several directors and executive officers advanced funds to IVP Technology or otherwise did not collect amounts owed to them during the year ended December 31, 2002. As of that date, IVP Technology was indebted to Mr. MacDonald and Mr. Hamilton in the amounts of $185,739 and $174,750, respectively. Other employees and shareholders were owed $729,112 as of December 31, 2002.

         On July 1, 2002, IVP Technology acquired all the outstanding shares of Springboard Technology Solutions Inc. for consideration of 2,000 common shares on the basis of a one for one exchange. Springboard Technology Solutions Inc. was owned by Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, all of whom were officers or directors of IVP Technology at the time of acquisition and has provided the physical infrastructure for IVP Technology Inc., since January 1, 2002. Springboard has been in operation for three years. At the time of acquisition Springboard Technology had 10 full time employees and consultants. The acquisition was consummated for $260 of stock and therefore IVP Technology did not believe the use of an independent negotiating committee was warranted.

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

         During the three months ended March 31, 2002, IVP Technology issued 1,000,000 shares each to Messrs. Smith, Sidrow and King for services as directors for the two year period 2001-2003. The 3,000,000 shares are held in escrow. Subsequent to the quarter ended March 31, 2002, Messrs. Sidrow and King resigned from the Board of Directors for personal reasons and as a result their entitlement to shares terminated. The shares related to Mr. Sidrow and Mr. King have been rescinded.

         IVP Technology's principal executive office is located at 2275 Lakeshore Blvd. West Suite 401, Toronto Ontario, M8V 3Y3 Canada, which are also the premises occupied by Springboard Technology Solutions Inc. IVP Technology had an oral agreement which commenced January 1, 2002, with Springboard Technology Solutions, Inc., a corporation which was owned by Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, until it was purchased by IVP Technology on July 1, 2002, whereby IVP Technology has agreed to pay Springboard its actual out of pocket expenses for rent, utilities, network infrastructure, equipment leases and all office administrative services. Messrs. MacDonald and Hamilton are officers and directors of IVP Technology. Messrs. Birch and Villella are officers of IVP Technology. Ms. Bullock was an officer of IVP Technology until her resignation in July, 2002. On July 1, 2002 IVP Technology acquired Springboard Technology.

         On September 17, 2001, IVP Technology entered into a stock purchase agreement with International Technology Marketing, Inc. whereby IVP Technology is obligated to issue 50 million shares of common stock to the shareholders of International Technology Marketing, who include Messrs. MacDonald, Hamilton, Birch, Villella and Ms. Bullock, the current and former members of our management team, in exchange for all of International Technology Marketing's common stock. In that transaction, IVP Technology, represented by its corporate counsel, Thomas Chown, the board members and executives in place at that time, none of which are part of current management or its board of directors, negotiated and entered into, on a arms length basis, an agreement with the five founders of International Technology Marketing Inc., a newly formed company, to gain the dedicated management services of the International Technology Marketing's founders for the benefit of IVP Technology. The founders of ITM were experienced finance, marketing, sales and information technologies. The method chosen for obtaining, in bulk, the services of the new management team was accomplished by the two companies entering into a stock purchase agreement whereby IVP acquired the shares of ITM; however the shareholders of ITM were not to receive their shares until IVP met certain revenue milestones. A resolution with regard to the acquisition of ITM and the obtaining of the services of the management team was included in a proxy statement sent to the registered shareholders of IVP which was, at the properly constituted annual general meeting held on November 16, 2001, which was approved by a majority of shareholders.

         On March 25, 2002, we issued the 50 million shares of common stock to be held by IVP Technology until the escrow agreement is executed to hold the shares. These shares will be held pending satisfaction of certain performance related goals. As these goals are achieved, the shares will be disbursed from the escrow to the former shareholders of International Technology Marketing. The former shareholders are entitled to vote the shares held in escrow pending satisfaction of the performance goals. In the quarter ended September 30, 2002 the former shareholders of ITM became eligible to receive the first two tranches related to the revenue milestones. The issuance of the shares was accounted for by the recording an expense under salaries for $3,800,000 or 20,000,000 times the $0.19 cent share price as at September 30, 2002. On December 31, 2002, an additional 10,000,000 shares qualified for release. These shares were valued for accounting purposes at $0.17 per share. These disbursements of shares were non-cash items.

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

         Concurrent   with  the  approval  of  the  acquisition  of  ITM,  IVP's shareholders voted to increase the number of authorized shares of IVP Technology, which, in part, permitted the company to issue sufficient shares to pay out shares for the management services obtained through the stock purchase agreement between of ITM and IVP, and, in part, to provide sufficient shares to acquire additional assets, entities and financing. The acquisition of ITM was, and is, to be satisfied by the issuance of 50,000,000 shares of IVP to the five founding shareholders of ITM. This share issuance has not yet been fully accounted for as the shares given in exchange for ITM are subject to performance milestones. In the third quarter ended September 30, 2002 the founders of ITM became eligible to receive 20,000,000 shares for meeting the first two milestones and these shares were recorded as "compensation payment" shares and valued on a market price basis as at the close of business on September 30, 2002, at a cost of $3,800,000. On December 31, 2002, an additional 10,000,000 shares qualified for release. These shares were valued for accounting purposes at $0.17 per share. These disbursements of shares were non-cash items. The remaining 20,000,000 shares will also be recorded as a type of "compensation payment" on the appropriate quarterly financial statements as the revenue milestones are met and the shares are released to the management. The "cost" of the remaining 20,000,000 shares that will be owed cannot be determined at this time as it is dependent on the share price of IVP shares at the quarterly close if one or more milestones have been met. The 50,000,000 shares that are issuable in connections with the ITM transaction are being registered in this filing.

         In March 2000, IVP, through an agreement with TPG Capital Corporation, which was operated by James Cassidy, a lawyer in Washington D.C., acquired Erebus Corporation for $200,000 in cash and 350,000 shares of IVP at the then market value of IVP. This consideration was paid as a fee to TPG Capital, the sole shareholder of Erebus Corporation. The Erebus transaction was undertaken between Erebus, a non-active reporting entity, and IVP Technology, in order for IVP could become a reporting issuer with the SEC and thereby maintain its status as a listed company on the OTCBB. From an accounting standpoint the Erebus transaction was treated as a recapitalization (stock for stock transaction and no goodwill was recorded).

         TPG Capital was the sole shareholder of Erebus Inc., an inactive reporting shell company. The consulting agreement states that one year after the execution of the agreement ("RESET DATE") the 350,000 common shares issued by IVP Technology to the former stockholder shall be increased or decreased based upon the average closing price of IVP Technology's stock 30 days prior to the reset date, so the value of the 350,000 shares was equal $500,000. The average closing price of the stock was $0.1487 per share. Based on the consulting agreement IVP Technology is obligated to issue an additional 3,028,378 common shares to the consultant as an additional fee. IVP Technology does not believe that it will be legally obligated to issue the shares based on the reset date as the SEC had previously reached a settlement agreement with Mr. Cassidy and TPG Capital with regard certain practices related to vending reporting shells to non-reporting entities in order for the latter to retain listing status on the OTC BB. See SEC Litigation release no. 17023/June 4, 2001.

         Since becoming a reporting entity IVP Technology has filed and maintained its reporting obligations to the SEC.



ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM-8K

         (A)      EXHIBITS.


EXHIBIT NO.         DESCRIPTION                                          LOCATION
--------------      --------------------------------------------------- ---------------------------------------------------

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
                    International Limited



EXHIBIT NO.         DESCRIPTION                                          LOCATION
--------------      --------------------------------------------------- ---------------------------------------------------

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




EXHIBIT NO.         DESCRIPTION                                          LOCATION
--------------      --------------------------------------------------- ---------------------------------------------------


10.27               Warrant   Agreement   dated   April  3,
                    2002   between  the Registrant                       Incorporated by reference to Exhibit 10.27 to IVP
                    and Cornell  Capital  Partners LP                    Technology's  Form 10-KSB  filed on April 15, 2002

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

10.33               Debenture Agreement Dated April 3, 2002
                    between  the  Registrant  and                        Incorporated  by  reference  to Exhibit  10.33 to IVP
                    Cornell Capital  Partners LP                         Technology's  Form 10-KSB filed on April 15, 2002

10.34               Investor   Registration   Rights  Agreement
                    dated   April 3, 2002 betwen the                     Incorporated  by reference  to Exhibit  10.34 to IVP
                    Registrant and the Investors                         Technology's  Form 10-KSB filed on April 15, 2002

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

10.38               Consulting   Agreement   dated   March   1,
                    2002   between  Registrant and Danson Partners       Incorporated by reference  to  Exhibit  10.38  to IVP  the
                    LLC                                                  Technology's  Form 10-KSB filed on April 15, 2002

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



EXHIBIT NO.         DESCRIPTION                                          LOCATION
--------------      --------------------------------------------------- ---------------------------------------------------

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
                    Acquisition Corporation and IVP Technology           filed on November 14, 2002

10.52               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.1 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02008)



EXHIBIT NO.         DESCRIPTION                                          LOCATION
--------------      --------------------------------------------------- ---------------------------------------------------


10.53               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.2 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02009)

10.54               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.3 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02003)

10.55               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.4 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02004)

10.56               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.5 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02006)

10.57               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.6 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02007)

10.58               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.7 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03001)

10.59               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.8 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires March 31, 2004)

10.60               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.9 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
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

ITEM 15.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         IVP Technology incurred the following principal accounting fees for the years ended December 31, 2002 and 2001:

         AUDIT FEES. The aggregate fees billed for professional services rendered $91,744 and $37,628 for the audits of the Company's annual financial statements for the fiscal years ended December 31, 2002 and 2001, respectively, and the reviews of the financial statements included in the Company's annual and quarterly reports for those fiscal years.

         AUDIT-RELATED FEES. No fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant.

         TAX FEES. No fees were billed in either of the last two fiscal years for tax compliance, tax advice of tax planning.

         ALL OTHER FEES.  No other fees were billed during the two fiscal years.

The Company's Board of Directors took into consideration whether the provision of the services described above was for fiscal year 2002 and will be for fiscal year 2003 compatible with maintaining the independence of the Company's outside principal accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/S/ BRIAN MACDONALD                                             May 14, 2003
-----------------------------------------------------
By:      Brian MacDonald
         President, Chief Executive Officer and
         Acting Chief Financial Officer

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

Date:    May 14, 2003          By:      /S/ BRIAN MACDONALD
                                  -------------------------
                                        Brian MacDonald
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer

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

Date:    May 14, 2003        By:      /S/ BRIAN MACDONALD
                                      -------------------
                                      Brian MacDonald
                                      President, Chief Executive Officer and
                                      Acting Chief Financial Officer