Form 10QSB
period 2003-03-31
IVP TECHNOLOGY CORP
filed 2003-05-27
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

       [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

   Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,888,522 shares of common stock, $.001 par value, were outstanding on March 31, 2003

  Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I -      FINANCIAL INFORMATION
              ITEM 1. Consolidated Financial Statements
                      Condensed Consolidated Balance Sheets as of March 31,
                        2003 (Unaudited) and December 31, 2002
                      Condensed Consolidated Statement of Operations for the
                        Three Months Ended March 31, 2003 and 2002 (Unaudited)
                      Condensed Consolidated Statements of Stockholders'
                        Deficiency for the Three Months ended March 31, 2003
                      Condensed Consolidated Statements Of Cash Flows For The
                        Three Months Ended March 31, 2003 and 2002 (Unaudited)
                      Notes To Condensed Consolidated Financial Statements As
                        Of March 31, 2003 (Unaudited)
              ITEM 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations
PART II -     OTHER INFORMATION
              ITEM 1. Legal Matters
              ITEM 2. Changes in Securities
              ITEM 3. Defaults Upon Senior Securities
              ITEM 4. Submission of Matters to a Vote of Security Holders
              ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                    CONTENTS
                                    --------


PAGE      1         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                     2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE      2         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGE      3         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                    DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2003
                    (UNAUDITED)

PAGES     4 - 5     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES     6 - 15    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
                    OF MARCH 31, 2003 (UNAUDITED)


                 IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                       ASSETS
                                       ------

                                                            March 31,
                                                              2003        December
CURRENT ASSETS                                             (Unaudited)    31, 2002
                                                           ------------  ------------

 Cash                                                    $     24,882  $    277,085
 Accounts receivable (less allowance for doubtful
  accounts of $43,970 as of March 31, 2003 and
  December 31, 2002                                           228,005       166,841
 Inventory                                                     78,955       383,738
 Prepaid expenses and other current assets                    162,653       134,098
                                                           ------------  ------------
   Total Current Assets                                       494,495       961,762
                                                           ------------  ------------

FIXED ASSETS
 Plant, property and equipment                                738,947       701,775
 Accumulated depreciation                                    (216,560)     (165,543)
                                                           ------------  ------------
   Total Fixed Assets                                         522,387       536,232
                                                           ------------  ------------

OTHER ASSETS
 License agreement - software, net of accumulated
 amortization of $446,008                                     267,605       356,806
 Other assets                                                    -           71,816
                                                           ------------  ------------
   Total Other Assets                                         267,605       428,622
                                                           ------------  ------------

TOTAL ASSETS                                             $  1,284,487  $  1,926,616
------------                                               ===========  ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                        $  1,609,071   $  1,839,825
 Accrued liabilities                                          181,760        387,762
 Taxes payable                                                540,681        420,670
 Other current liabilities                                      8,309         72,286
 Accrued interest                                              10,578         14,974
 Due to factor                                                211,249         94,746
 Leases payable, current portion                               55,504         42,471
 Note payable, current portion                              1,068,386        184,240
 Common stock to be issued                                  3,602,746      3,617,746
 Convertible preferred stock to be issued, short-term       4,779,662      4,779,662
 Due to related parties                                       984,428      1,151,404
                                                           ------------  -------------
   Total Current Liabilities                               13,052,374     12,605,786
                                                           ------------  -------------

LONG-TERM LIABILITIES
 Convertible debentures                                          -           150,000
 Lease payable, long-term                                      19,159          5,849
 Convertible preferred stock to be issued, long-term        3,584,747      3,584,747
                                                           ------------  ------------
   Total Long-Term Liabilities                              3,603,906      3,740,596
                                                           ------------  ------------

TOTAL LIABILITIES                                          16,656,280     16,346,382
-----------------                                          ------------  ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 50,000,000 shares
  authorized, none issued and outstanding                        -              -
 Common stock, $0.001 par value, 150,000,000 shares
  authorized, 101,888,522 and 99,449,261 shares issued
  and outstanding at March 31, 2003 and December 31,
  2002, respectively                                          101,888         99,449
 Additional paid in capital                                21,061,225     20,870,864
 Accumulated deficit                                       (36,577,898)  (35,248,562)
 Other comprehensive income - exchange gain                   221,554        80,795
 Less deferred equity line commitment fees                   (178,562)      (222,312)
                                                           ------------  ------------
   Total Stockholders' Deficiency                          (15,371,793)    (14,419,766)
                                                           ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $  1,284,487   $  1,926,616
----------------------------------------------             ============  ============

     See accompanying notes to condensed consolidated financial statements.


                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                          For The         For The
                                                           Three           Three
                                                           Months          Months
                                                        Ended March     Ended March
                                                          31, 2003        31, 2002
                                                        -------------   -------------

NET SALES                                             $   1,236,615   $        -
                                                        -------------   -------------

COST OF SALES
 Product costs                                            1,039,628            -
 Development costs                                           29,826          16,234
 Distribution and other costs including amortization        125,322         512,534
                                                        -------------   -------------
   Total Cost of Sales                                    1,194,776         528,768
                                                        -------------   -------------

GROSS PROFIT (LOSS)                                          41,839        (528,768)
                                                        -------------   -------------

OPERATING EXPENSES
 Salaries and wages                                         588,782            -
 Consulting fees                                            145,421          19,000
 Legal and accounting                                       106,857          46,097
 Management fees                                               -             36,956
 General and administrative expenses                        355,891         117,180
 Financial advisory fees                                     30,708            -
 Research and development                                       108            -
 Amortization and depreciation                               44,256            -
                                                        -------------   -------------
    Total Operating Expenses                              1,272,023         219,233
                                                        -------------   -------------

LOSS FROM OPERATIONS                                     (1,230,184)       (748,001)
                                                        -------------   -------------

OTHER INCOME (EXPENSE)
 Interest income                                              5,364           1,628
 Interest expense                                          (120,350)        (11,927)
 Foreign exchange gain                                       15,834            -
                                                        -------------   -------------
    Total Other Income (Expense)                            (99,152)        (10,299)
                                                        -------------   -------------

NET LOSS                                              $  (1,329,336)  $    (758,300)
--------                                                =============   =============

LOSS PER COMMON SHARE - BASIC AND DILUTED             $       (0.01)  $       (0.02)
                                                        =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                         99,777,239      49,055,055
                                                        =============   =============

     See accompanying notes to condensed consolidated financial statements.


                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                    -----------------------------------------
                                   (UNAUDITED)



                                                                                                     Additional
                              Preferred Stock      Common Stock         Common Stock to be Issued    Paid-In        Accumulated
                              Shares    Amount    Shares       Amount      Shares      Amount        Capital          Deficit
                              ------    ------ -----------   ---------- ---------- -------------  -------------   ---------------

Balance December 31, 2002       -       $ -     99,449,261     $ 99,449      -    $      -       $20,870,864     $(35,248,562)

Stock issued for services and
  settlements                   -         -        283,297          283      -           -            42,517               -

Stock issued for cash           -         -      2,155,964        2,156      -           -           147,844               -

Deferred cost recognized        -         -              -           -       -           -                -                -

Net loss for the period         -         -              -           -       -           -                -         (1,329,336)

Cumulative translation
  adjustment                    -         -              -           -       -           -                -                -
                              ------  ------   --------------    -------- -------  ---------   --------------- ----------------

Comprehensive loss              -         -              -           -       -           -                -                -
                              ------  ------   --------------    -------- -------  ---------   --------------- ----------------
                                -       $ -    101,888,522     $101,888      -    $      -       $21,061,225       (36,577,898)
BALANCE, MARCH 31, 2003       ======  ======   ==============   ========= =======  =========   =============== ================




                                   Deferred
                                Compensation
                                     and            Other
                                 Commitment      Comprehensive
                                     Fees           Income           Total
                                -------------  ---------------  ---------------

Balance December 31, 2002         $(222,312)  $    80,795       $ (14,419,766)

Stock issued for services
  settlements                          -            -                  42,800

Stock issued for cash                  -            -                 150,000

Deferred cost recognized             43,750         -                  43,750

Net loss for the period                -            -              (1,329,336)

Cumulative translation
  adjustment                           -          140,759             140,759
                                   ---------  ----------------   -------------

Comprehensive loss                     -            -              (1,188,577)
                                   ---------  ----------------   -------------
BALANCE, MARCH 31, 2003           $(178,562)  $   221,554       $ (15,371,793)
                                  ==========   ===============   =============


     See accompanying notes to condensed consolidated financial statements.




                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                             For The Three     For The Three
                                                                             Months Ended      Months Ended
                                                                              March 31,         March 31,
                                                                               2003              2002
                                                                             -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $ (1,329,336) $  (758,300)
 Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation                                                                      44,256          -
  Amortization of licensing agreements and software
  kits                                                                              92,982       512,534
  Amortization of commitment fees                                                   43,750          -
  Impairment of deferred tax asset                                                  71,816          -
  Stock issued for services                                                          5,000       232,779
  Stock issued for commitment fees and penalties                                    22,800          -
 Changes in operating assets and liabilities, net of effects of acquisitions:
  Decrease (increase) in accounts receivable                                       (61,164)         -
  Decrease in inventory                                                            304,783          -
  Decrease (increase) in prepaid expenses and other
  current assets                                                                   (28,555)         -
  Increase (decrease) in accounts payable                                         (230,754)     (828,220)
  Increase (decrease) in accrued liabilities                                      (206,002)         -
  Increase in taxes payable                                                        120,011          -
  Increase (decrease) in other current liabilities                                 (63,977)         -
  Increase (decrease) in accrued interest                                           (4,396)        6,909
                                                                                 -----------   -----------
       Net Cash Used In Operating Activities                                    (1,218,786)     (834,298)
                                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets                                                          (1,097)         -
                                                                                 -----------   -----------
      Net Cash Used In Investing Activities                                         (1,097)         -
                                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                                       (315,000)         -
 Proceeds from notes payable                                                     1,049,146       856,334
 Proceeds from issuance of common stock                                            150,000          -
 Payments on amounts due to related parties                                       (166,976)         -
 Proceeds from factors                                                             116,503          -
 Payment on leases                                                                  (6,752)         -
                                                                                 -----------   -----------
      Net Cash Provided By Financing Activities                                    826,921       856,334
                                                                                 -----------   -----------

EFFECT OF FOREIGN EXCHANGE RATES                                                   140,759          -
                                                                                 -----------   -----------

NET (DECREASE) INCREASE IN CASH FOR THE PERIOD                                    (252,203)       22,036

CASH - BEGINNING OF PERIOD                                                         277,085           232
                                                                                 -----------   -----------

CASH - END OF PERIOD                                                           $    24,882   $    22,268
--------------------                                                             ===========   ===========

     See accompanying notes to condensed consolidated financial statements.


                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)



                                                            For The       For The
                                                            Three         Three
                                                            Months        Months
                                                            Ended         Ended
                                                            March 31,     March 31,
                                                               2003          2002
                                                            -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                    $    80,996   $      -
                                                            ===========   ===========
Cash paid for taxes                                       $      -      $      -
                                                            ===========   ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Equipment purchased under capital leases                  $    33,095   $      -
                                                            ===========   ===========
Common stock issued for payment of accrued consulting     $    15,000   $      -
expenses                                                    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

     (A) ORGANIZATION
     ----------------

     The consolidated financial statements of IVP Technology Corporation (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Ignition Entertainment Ltd. ("Ignition"), a United Kingdom ("UK") company; Springboard Technology Solutions, Inc. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

     The Company operates two units rather than two divisions. The enterprise unit develops, markets, licenses, installs and services data solutions. The consumer unit develops and publishes interactive software games designed for mobile phones, other handheld devices, web-sites, personal computers and video game consoles. The consumer unit also distributes games, hardware and accessories developed or manufactured by third parties.

     (B) BASIS OF PRESENTATION
     -------------------------

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's 10-KSB. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

     The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. All material inter-company accounts have been eliminated in consolidation.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

     (C) OPERATIONS OF THE COMPANY
     -----------------------------

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $1,329,336, a working capital deficiency of $12,557,879, a negative cash flow from operations of $1,218,786 and a stockholders' deficiency of $15,371,793. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to continue in operation and to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

     In view of these matters, realization of certain of the assets in the accompanying condensed consolidated financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

     (D) RECLASSIFICATIONS
     ---------------------

     Certain reclassifications have been made to the previously reported statements to conform to the Company's current condensed consolidated financial statement format.

     (E) LOSS PER COMMON SHARE
     -------------------------

     Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

     (F) BUSINESS SEGMENTS
     ---------------------

     The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     However, management has determined that it is not practicable to provide geographic and product segment disclosures for revenues and long-lived assets because the Company sells its products to a large variety of locations in the Americas and Europe, and in many instances, these products are then resold through distributors.

     (G) REVENUE RECOGNITION
     -----------------------

     Risk and Uncertainties
     ----------------------

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

     and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

     Revenue Recognition
     -------------------

     Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $1,087,906 for the quarter ended March 31, 2003. The Company had no publishing revenues during the corresponding quarter of 2002, because it had not yet acquired Ignition Entertainment Limited, a publishing revenue generating subsidiary.

     Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051 for the quarter ended March 31, 2003. The Company had no distribution revenues during the quarter ended March 31, 2002 as it was still in the development stage.

     Revenues from Services and Commercial Software sold under licenses were $45,658 in the quarter ended March 31, 2003. The Company had no Services or Commercial Software sales in the corresponding quarter of 2002, because it had not yet acquired Springboard Technology Solutions, a Serves and Commercial Software producing subsidiary.

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

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

     (H) RECENT ACCOUNTING PRONOUNCEMENTS
     ------------------------------------

     In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company's financial position or operating results.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The adoption of this pronouncement will not have a
     material  effect  on  the  Company's   financial  position  or  results  of
     operations.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 2   ACCOUNTS RECEIVABLE
------   -------------------

     The components of accounts receivable are as follows:

                                                  March 31,
                                                     2003        December 31,
                                                 (Unaudited)         2002
                                                 -------------   --------------

     Unrestricted trade receivables            $      59,234   $       61,135
     Restricted trade receivables                    212,741          149,676
     Allowance for doubtful accounts                 (43,970)         (43,970)
                                                 -------------   --------------
     Accounts receivable, net                  $     228,005   $      166,841
                                                 =============   ==============

     Restricted trade receivables are collateral for the Company's secured borrowing facility that Ignition entered into in April 2002. Unrestricted trade receivables consists primary of vendor receivables for enterprise software and information technology services sold by the Company and its Springboard subsidiary.

NOTE 3   PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

     Prepaid expenses and other current assets as of March 31, 2003 and December 31, 2002 consist of:

                                                   March 31,
                                                     2003         December 31,
                                                 (Unaudited)          2002
                                                 -------------    --------------

     Prepaid expenses                          $      31,755    $       56,820
     VAT receivable                                   80,707            30,090
     GST receivable                                   21,525            18,002
     Miscellaneous receivable, unrelated
     parties                                          27,100            27,341
     Other                                             1,566             1,845
                                                 -------------    --------------
     Total                                     $     162,653    $      134,098
                                                 =============    ==============

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 4   FIXED ASSETS
------   ------------

     As of March 31, 2003 and December 31, 2002, fixed assets consist of:

                                                  March 31,
                                                     2003         December 31,
                                                 (Unaudited)          2002
                                                 -------------    --------------

     Computer equipment                        $     324,270    $      291,505
     Office equipment and furniture                   19,698            19,698
     Computer software                                78,972            74,565
     Software development kits                        45,367            45,367
     Automobiles                                      26,777            26,777
     Leasehold improvements                          243,863           243,863
                                                 -------------    --------------
                                                     738,947           701,775
     Less accumulated depreciation and
     amortization                                   (216,560)         (165,543)
                                                 -------------    --------------
                                               $     522,387    $      536,232
                                                 =============    ==============

     Depreciation expense for the quarter ended March 31, 2003 and 2002 amounted to $44,256 and $0, respectively.

NOTE 5   NOTES PAYABLE
------   -------------

     During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to an investment banking company (the "Investment Banker"), net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either with the cash received from the issuance of stock under the Equity Line of Credit Agreement or with cash received from operations or other financing sources. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See Note 6 below for partial repayment of this note.

     Proceeds received from the issuance of this note were used to repay the convertible debenture and note payable to the Investment Banker. As of December 31, 2002, total outstanding principal and accrued interest payable on the convertible debenture and note payable was $155,487 and $15,000, respectively.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

NOTE 6   STOCKHOLDERS' DEFICIENCY
------   ------------------------

     On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the registration rights agreement entered into in connection with a convertible debenture transaction with the Investment Banker. These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

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

     During March 2003, the Company issued 2,155,964 shares of common stock to the Investment Banker for cash of $150,000 or $.07 per share, in connection with the Equity Line of Credit (See Note 7). The cash was applied against the $1 million promissory note payable to the Investment Banker issued in February 2003. As of March 31, 2003, the remaining balance of the note payable to the Investment Banker totaled $850,000.

NOTE 7   AGREEMENTS
------   ----------

     (A) Investment Banker Equity Line of Credit Agreement
     -----------------------------------------------------

     In April 2002, the Company entered into an Equity Line of Credit Agreement with the Investment Banker. Under this agreement, the Company may issue and sell to the Investment Banker common stock for a total purchase price of up to $10 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate monthly maximum advance amount of $425,000 in any thirty-day period. In no event shall the number of shares issuable to the Investment Banker, which causes them to own in excess of 9.9% of the then outstanding shares of the Company's common stock. The Company paid the Investment Banker a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. The Investment Banker is entitled to retain 3.0% of each advance. In addition, the Company entered into a placement agent agreement with a placement agent firm, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. The Company agreed to pay an unrelated consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

     The termination date of this agreement is the earliest of: (1) the Investment Banker makes payment of Advances of $10,000,000, (2) any stop order or suspension of the effectiveness of the Registration Statement for

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

     an aggregate of fifty (50) Trading Days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Investment Banker or (4) the date occurring twenty-four
     (24) months after the Effective Date. Pursuant to the terms of the Equity Line of Credit Agreement, the Company was required to file with the SEC a registration statement covering the shares to be acquired by the Investment Banker. The 24-month term commences the effective date of the registration statement. During February 2003, the Company completed its registration statement in connection with the Equity Line of Credit Agreement.

     To induce the Investment Banker to execute and deliver the Equity Line of Credit Agreement, the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws. During the commitment period, the Company shall not, without the prior written consent of the Investment Banker, issue or sell (i) any Common Stock without consideration or for a consideration per share less than the Bid price on the date of issuance or
     (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance, provided, however, that the Investment Banker is given ten (10) days prior written notice and nothing in this section shall prohibit the issuance of shares of Common Stock pursuant to existing contracts or commitments, upon exercise of currently outstanding options or convertible securities, or in connection with any acquisition.

     On each advance date, the Company shall pay to the Investment Banker, directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each advance as a commitment fee. The Company has paid the Investment Banker a one-time commitment fee in the amount of 3,032,000 shares of common stock and warrants to purchase 265,000 shares of common stock of which a warrant to purchase 15,000 shares has an exercise price of $0.50 per share and a warrant to purchase 250,000 shares has an exercise price of $0.099 per share. These warrants vest immediately upon issuance. The value of the one-time commitment fee related to the issuance of common stock totaled approximately $350,000, which was computed based upon the market prices of the Company's common stock on the applicable issuance dates. The warrants issued in connection with the Equity Line of Credit Agreement for commitment fees were valued on the date of grant using the Black-Scholes option-pricing model, which computed a value of $6,107. The commitment fees will be expensed ratably over the life of the Equity Line of Credit agreement and are included in stockholders' deficiency in the accompanying consolidated balance sheet as of March 31, 2003 and December 31, 2002. The Company has recognized commitment fees of approximately $43,750 and $133,795, which has been included in general and administrative expenses on the condensed consolidated statement of operations for the period and year ended March 31, 2003 and December 31, 2002, respectively.

     (B) Development and Distribution Agreement
     ------------------------------------------

     On February 10, 2003, the Company signed a development and distribution agreement with a distribution company for distribution of the Company's games and other applications for mobile phones and other handheld devices to the distribution company's mobile operator channels on a worldwide

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

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

     (C) Hospital Service Agreement
     ------------------------------

     On March 11, 2003, the Company entered into a one-year data integration agreement with a large hospital (the "Customer") in the Toronto area. The Company will make an interfacing resource available to the Customer for a fixed number of days per week to provide general interfacing services as requested by the Customer. This agreement will automatically be renewed for one-year terms unless terminated by either party in accordance with the terms set forth in this agreement.

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

      For three years prior to new senior management taking over day to day control of the Company, following the November 2001 approval by the shareholders of IVP of the purchase of International Technology Marketing, Inc., IVP was solely focused on distributing an enterprise software product marketed under the "PowerAudit" name. Beginning in December 2001, IVP acquired rights to distribute additional enterprise software products from several other third party vendors. In May 2002, the Company also acquired 100% of the shares of Ignition Entertainment Limited, a UK based company engaged in the development, licensing, publishing, marketing and distribution of platform (X-box, Playstation, GameCube and GameBoy) video games. In July 2002, IVP acquired 100% of the shares of Springboard Technology Solutions Inc., a Toronto based consumer and enterprise software development and IT services company.


ENTERPRISE DIVISION

      IVP's enterprise software division primarily operates through its wholly owned subsidiary, Springboard Technology Solutions Inc., which was acquired on July 1, 2002 to develop, market, license and install data solutions and other applications for mid-size companies, large corporations and government agencies. A number of Springboard's clients are in the health care field thus, in-order to provide focus to this sector, the company created the d.b.a. registered trade name of MDI Solutions ("MDI") to identify products and services specifically for the health care vertical. The MDI Solutions group has developed, and currently markets, two software products specific to the health care vertical namely "MD Link" and "MD Eye". IVP's other enterprise data solution offerings use
Vaayu(TM), developed by Springboard Technology, and Classifier(TM), Viper(TM) and iBos(TM), developed by several third party software companies. In addition to its enterprise operations Springboard also has an established consumer software product group which operates under the trade style of SilverBirch Studios. SilverBirch focuses on developing "handheld" applications most recently in the form of on-line games for web portals and mobile games for Java enabled mobile phones or Symbian OS devices. On a world wide basis "SilverBirch Studios" has been established as a Nevada registered trade name for IVP Technology Corporation.


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


CONSUMER DIVISION

      The Consumer Division operates through both Ignition Entertainment Limited in the UK, through IVP Technology d.b.a. as Ignition USA for platform games and d.b.a. SilverBirch Studios in North America, Asia and Europe for mobile and on-line games. On May 28, 2002, the Company acquired Ignition Entertainment Limited, a company organized in late 2001 under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computer and game console software and accessories. Ignition has been solely concerned with developing for the personal computer and video games platforms market. The Company has development license agreements with

Microsoft(TM), Nintendo(TM) and Sony(TM) to support its development activities. The three major platform manufacturers will not accept game products created for mass distribution under their respective brand names unless they are built using development kits obtained from the platform manufacturers. These agreements permit IVP Technology to develop software for these platforms with a non-exclusive, non-transferable license to use these platforms to develop games for platform use. The development of high quality platform video games is an expensive and time consuming process entailing long lead times and has substantial risk associated with picking the correct genres of games, correct timing for releases and is subject to retail acceptance in the market.

      Games are published pursuant to a written agreement with the manufacturers of the various game platforms for specific geographic territories.

      The products currently being distributed are a combination of products purchased or subsequently developed by the Company as a result of the Ignition Entertainment Limited acquisition. Several more large scale games are nearing the end of their development cycle. Currently, Ignition Entertainment Limited has the following software titles in distribution in Europe and North America for the Nintendo Gameboy Advance(TM) platform and will shortly be releasing five of these same titles for the Sony Playstation(TM) platform:

       WORLD TENNIS STARS      DEMON DRIVER       MONSTER BASS FISHING

       STRIKE FORCE HYDRA      ANIMAL SNAP        INTERNATIONAL KARATE PLUS

       PINBALL TYCOON          STADIUM GAMES      SUPER DROP ZONE


      During the first quarter of 2003 IVP Technology signed a development and distribution agreement with Tira Wireless Inc. (www.tirawireless.com), for non-exclusive distribution of IVP's games and other applications for mobile phones and other handheld devices through to Tira's Mobile Operator/Carrier channels on a world wide basis. Tira distributes games and applications through AT&T Wireless, Nokia, Mobilkom Austria, End2End, Telecom1, Vodaphone, Vizzavi Portugal, Jamba and O2 which span the globe in terms of service to mobile subscribers. In addition to using Tira Wireless as a distributor and publisher, IVP has also executed a software distribution agreement with Handango, Inc. which firm distributes a wide range of mobile applications through its on-line web store. Handango is the leading publisher and platform for mobile software. Handango markets more than 25,000 applications from more than 8,000 Handango Software Partners through an extensive global distribution network of online, retail, and enterprise channels reaching more than five million mobile users each month. Handango provides its partners with worldwide distribution, marketing support, on-time payment processing, e-commerce services, product launch assistance and business development expertise.

      IVP's initial publication and release schedule for Java(TM) games consists of 14 entertainment products which have been created specifically for mobile phone platforms. IVP's mobile games have been created by SilverBirch Studios, an internal development group within Springboard Technology Solutions. In addition to developing mobile applications the SilverBirch group is currently completing work on a mobile phone game website "vortal" for a school age demographic segment to be initiated and marketed under the trade name "Recessgames.com".

      In the first quarter Ignition Entertainment Limited executed several exclusive GBA distribution agreements with COKeM in North America, Virgin in Spain, Gamesworld in the Benelux, and SG Diffusion in France. Ignition's GBA titles are also being sold through UK retail giant Sainsbury's as well as EB and Prism in the UK.

ENTERPRISE DIVISION

      The enterprise division has made steady progress with particular emphasis on the MDI Solutions group under the Springboard Technology Solutions Inc. subsidiary. In February 2003 the group received its first order for the MD Link product as an HL7 integration solution from Guelph General Hospital for current and future system interfaces within their facility. The installation of the MD Link product was completed in the second quarter of 2003 hence no revenue from this sale has been included in company financial results for the first quarter. In addition MDI Solutions has executed multiple contracts with four of the Toronto area's largest hospitals. These contracts are for a combination of time, material and retained consulting services and have an initial term ranging from six to twelve months with four automatically renewing for additional periods.

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

      The anticipated growth of the MDI Solutions Group and the enterprise division is expected to provide a rising level of recurring revenue to IVP. We anticipate that there will be continuing growth in the enterprise division in the future.


ACQUISITIONS AND REORGANIZATIONS

      IVP Technology maintains and active interest in acquisitions and the reorganization of its component parts to better service clients of both its consumer and enterprise divisions. Investment in its existing operations augmented by growth through acquisitions is a key goal of company management as is the effective use of capital to drive acceptable returns on investment. IVP management will be recommending to its shareholders at the forthcoming Annual General Meeting that the number of authorized common shares be increased to provide sufficient room in its share structure to complete acquisitions using shares as well as to provide room for equity and debt capital raising. It is management's belief that acquisitions and reorganizations ought to be undertaken when such activities are accretive i.e. the cost of share dilution is offset by earnings in the future.


RESULTS OF OPERATIONS


      THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

      REVENUES. During the three months ended March 31, 2003, we generated $1,236,615 in revenue in comparison to revenue of nil in the corresponding period ended March 31, 2002. From a revenue source perspective in the first quarter of fiscal year 2003, $1,088,000 of revenue was generated by Ignition Entertainment Limited from the sale of video game entertainment products, $103,051 was generated by IVP at the parent company level also from the sale of consumer software and games and $45,659 resulted from the sale of data solution products and services through Springboard. IVP Technology acquired Ignition on May 28, 2002 and acquired Springboard on July 1, 2002. Accordingly, IVP Technology had no revenue from either source in the comparable period in 2002. We expect that the percentage of revenue produced by Springboard will rise from this level as our medical data integration business increases in future quarters.

      COST OF SALES. Cost of sales was $1,194,776 for the three months ended March 31, 2003 versus $528,768 in the three months ended March 31. 2002. The principal cost of sales items in the first quarter 2003 consisted of video entertainment product costs. IVP's d.b.a Ignition USA spent $10,305 on publisher's fees, Springboard $128,552 on labor and $2,436 on third party software purchases, while Ignition spent $898,335 on components of video game sales. In addition, the company recorded amortization of prepaid licences of $92,982 related to IVP's Classifier(TM) and I-Bos(TM) distribution and license agreement while distribution costs for Ignition products were $31,676 and Ignition product development costs of $29,826 were incurred and allocated towards the cost of product sold during the quarter. In the three month period ended March 31, 2002 the Company recognized cost of sales of $528,768 related to the amortization of the PowerAudit and Classifier distribution agreements. The result of the cost of sales components elaborated above led to a positive gross margin of $41,839 in the period ended March 31, 2003 versus a negative gross margin of $528,768 in the three months ended March 31, 2002.

      OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2003 were $1,272,023 versus $219,233 in the three months ended March 31, 2002.

      The largest components of first quarter fiscal year 2003 operating expenses were related to salaries and wages and other general and administration expenses. IVP's Chicago office accounted for $41,922 of salary expense, Springboard $36,478 and the operation in the UK $510,381. Salaries and wages include costs of all group insurance and various government programs. The company has a high wage cost base in its UK operation in relation to salaries in the US and Canadian operations. The Company has been implementing cost saving tactics in the UK operation in an effort to bring down costs. In the period ended March 31, 2002 the company expensed $nil in salary and wages. General and Administrative expenses reflect a similar cost differential between the various operations with the UK operation accounting for $161,991 of G&A expenses; Springboard $23,446, the Ignition USA sales operation in Chicago $12,014, and the head office of IVP accounting for $155,899 of which the two largest items were a write-off of commitment fees of $52,339 and a write-off of future income tax asset of $76,938 - the remaining items consisted of general overhead items such as investor relations fees and travel and lodging. In the three months ended March 31 2002, $117,180 was expensed to General and Administrative expenses.

      Consulting fees for the three months ending March 31, 2003 were $145,421 which was a large increase over the three months ended March 31, 2002 due to the following: fees for Brian MacDonald and Peter Hamilton at the IVP parent company level of $31,780, fees for Geno Villella and Kevin Birch at the Springboard level of $15,891 and fees at the Ignition Entertainment level for management contracts of $96,747. In the three months ended March 31, 2002 only payments to the original management group of IVP was included in consulting fees for a total of $19,000.

      Legal and accounting expenses were $106,857 in the three months ended March 31, 2003 versus $46,097 in the period ended March 31, 2002. The increase between the periods was primarily due to additional audit fees related to increased operations and legal fees related to the completion of the Company's SB-2 Registration Statement in February 2003. Legal fees of $48,492 and accounting fees of $45,233 were paid at the IVP level during the first three months of the year, while Springboard incurred $1,584 in legal fees and Ignition Entertainment incurred $10,978 in legal and accounting fees. In the period ended March 31, 2002 the $46,097 in fees were primarily related to clean up of the company's financial statements and other legal expenses.

      Financial advisory fees were $30,708 in the period March 31, 2003 versus $nil in the period ended March 31, 2002. The charges were directly related to the costs of retaining Danson Partners to assist in bringing the company up to SEC standards in accounting and finance, the contract with Danson Partners expired at the end of February 2003.

      Amortization and depreciation in the first three months ended March 31, 2002 was $44,256 versus nil in the period ended March 31, 2002. Amortization in the first quarter of 2003 consisted primarily of fixed asset depreciation.


OTHER INCOME/EXPENSES

      Interest income from cash on deposit was $5,364 in the quarter ended March 31, 2003 versus $1,628 in the quarter ended March 31, 2002.

      Interest expense was much higher in the period ended March 31, 2003 at $120,350 than in the comparative period ended March 31, 2002 which was $11,927. In the first quarter the parent company incurred financing charges of $60,000 related to the Cornell Capital Equity Line of Credit made up of $30,000 from the 3% funding fee for cash advances from Cornell and $30,000 which represented an interest penalty due to Cornell as a result of not successfully getting the SB 2 approved within 90 days of contract execution in May 2002.. As well the Company incurred $7,558 of bank interest, $2,070 in accrued interest on the Berra note and $41,998 in finance charges for its Ignition subsidiary. The company recorded a foreign exchange gain of $15,834 for the three months ended March 31, 2003 as a result of the decline of the US dollar in relation to both the UK Pound and the Canadian Dollar. There was no corresponding gain or loss in the comparative fiscal period as the company was not carrying on operations in other countries during the period.

      NET LOSS. As a result of the items specified above, the Company incurred a net loss of $1,329,336 or 0.01 cent per share versus a loss of $758,300 or 0.02 cents per share in the first quarter of 2002.


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

      As March 31, 2003, our need for cash included satisfying $4,669,966 of current liabilities which consisted of accounts payable of $1,609,071, $181,760 of accrued liabilities, taxes payable of $540,681, and other current liabilities of $8,309, accrued interest of $10,578, amounts payable to DcD factors of $211,249 the current portion of leases payable of 55,504, amounts payable to related parties of $984,428 and notes payable of $1,068,386. Excluded from these figures is debt of $8,382,408 which is payable by the issuance of stock to the former shareholders of Ignition Entertainment Limited and to DCD group for financing provided to Ignition Entertainment. These shares will be placed in escrow following acceptance of a resolution of the shareholders to increase the number of authorized shares of the company. In addition, the Company entered into a promissory note in the first quarter of 2003 for $221,824, which evidences the cash portion owed to a software licensor. The note will be repaid in nine equal installments of $25,203, commencing on June 1, 2003. The Company has long-term debt of $3,603,906, of which $3,584,747 will be satisfied by the issuance of stock also to the former shareholders of Ignition Entertainment Limited. The balance consists of the long term portion of leases payable of $19,159.

      Our independent accountants have issued a going concern opinion on our financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional bank or non-bank term and operating credit, convertible debt, equity capital or access capital under the equity line and implement our business plan to market and sell our various enterprise software and services and our various consumer software titles through our wholly owned subsidiaries. Ignition Entertainment Limited has secured a 1,000,000 British pound revolving credit facility with UK based Revelate Limited for the purpose of allowing Ignition Entertainment Limited to purchase goods and services from third party vendors. Under the terms of the revolving credit facility, Ignition Entertainment Limited may contract for the importation of software products and services to the extent of 60% of the projected resale price of items purchased as a result of the credit facility. The credit facility may be accessed by demonstrating firm orders for goods to be delivered and sold. The Company has not borrowed any funds under the revolving credit facility. Ignition
Entertainment Limited also has arranged a loan secured by its accounts receivable and other tangible and intangible assets with DcD Factors, Plc. Under the terms of the secured loan, Ignition Entertainment Limited will be able borrow up to 75% of its eligible accounts receivable. As of March 31, 2003 Ignition Entertainment Limited had $211,249 outstanding with DcD Factors, Plc. At March 31, 2003 the Company had cash on hand of $24,882. In addition, as at the fiscal year end, certain shareholders have also supported the Company to the extent of $984,428 and while there is no legal commitment for them to do so the company believes that certain shareholders will continue to support the Company in a similar manner. These advances are shown in long term liabilities and they have no fixed terms for repayment.

      During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to the Investment Banker, net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either through cash received from the issuance of stock under the Equity Line of Credit Agreement or by cash from other sources. In connection with the note, the Company has agreed to escrow 10 requests for advances under the Equity Line of Credit Agreement in the amount not less than $100,000. The request will be held in escrow by an independent law firm, who will release such requests to the Investment Banker every 7 calendar days commencing on March 3, 2003 unless otherwise agreed between the Company and Cornell Capital. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See below for partial repayment of this note.

      In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit. On February 14, 2003 a Registration Statement on Form SB-2 that was filed by the Company was declared effective by the SEC. Under the terms of the Equity Line of Credit the Company may provide notice to Cornell and Cornell will purchase from the company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. Cornell Capital is entitled to retain 3.0% of each advance. In April 2002, IVP Technology paid Cornell a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock. To the end of March 2003, the Company has received under the Equity Line of Credit $150,000 in exchange for 2,155,964 shares of common stock. Except for the Equity

Line of Credit, the Company has no commitments for equity capital although the company continues to explore other funding alternatives in an effort to broaden its capital sources.

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $5,000,000, which would include the satisfaction of current liabilities of $3,099,055. As of March 31, 2003 the company had a working capital deficiency of $12,557,879. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the Equity Line of Credit. Draw downs on the Equity Line of Credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

      If the company is unable to obtain additional funding through our Equity Line of Credit facility or from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on our business and this may force us to re-organize, reduce our investment in, or otherwise divest of one or more of our operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing our expected revenues and potentially net income in 2003 and 2004.


CAPITAL RESOURCES

      Pursuant to the Equity Line of Credit, the Company may periodically sell shares of common stock to Cornell Capital to raise capital to fund its working capital needs. The periodic sale of shares is known as an advance. The Company may request an advance every 5 trading days. A closing will be held 7 trading days after such written notice at which time the Company will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount, less the 3% retention. The Company may request advances under the Equity Line of Credit once the underlying shares are registered with the Securities and Exchange Commission. Thereafter, the company may continue to request advances until Cornell Capital has advanced $10.0 million or two years after the effective date of the registration statement, whichever occurs first. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock.

      The Company registered 30,000,000 shares of common stock in connection with the Equity Line of Credit and upon conversion of the debentures. The Company cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the company has not determined the total amount of advances the Company intends to draw. Nonetheless, if the Company issued all 30,000,000 shares of common stock at a recent price of $0.04 per share (which assumes that no shares would need to be issued upon conversion of debentures), then the Company would receive $1,200,000 under the Equity Line of Credit (after deducting a 3% retention payable to Cornell). This is $8,800,000 less than is available under the Equity Line of Credit. The Company's stock price would have to rise substantially for us to have access to the full amount available under the Equity Line of Credit. These shares would represent 20% of our outstanding common stock upon issuance. Accordingly, the Company would need to register additional shares of common stock in order to fully utilize the $10 million available under the Equity Line of Credit at the current price of $0.04 per share. In addition, the Company would be required to obtain the approval of our shareholders to increase the number of authorized shares of common stock. Pursuant to our Articles of Incorporation, the Company is authorized to issue up to 150,000,000 shares of common stock. At a recent price of $0.04 per share, the Company would be required to issue 250,000,000 shares of common stock in order to fully utilize the $10.0 million available. The Company would be required to obtain a vote of at least a majority of the outstanding shares in order to increase our authorized shares of common stock for this purpose. Our inability to obtain such approval would prohibit us from increasing our authorized shares of common stock and from issuing any additional shares under the Equity Line of Credit or to otherwise raise capital from the sale of capital stock.

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

      On January 31, 2002, the Company entered into an interim financing agreement for 600,000 British pounds, (U.S.$856,334) on an unsecured basis with the European based venture capital and merchant banking firm DcD Holdings Limited. The loan bears an interest rate equal to the HSBC Bank base rate, minus 5% if that figure is positive, and interest is payable monthly. The loan was due on April 30, 2002. On May 1, 2002, the Company converted the loan, plus accrued interest into 4,000,000 shares of our common stock.


CONSOLIDATED STATEMENT OF CASH FLOWS

      Cash on the balance sheet of IVP Technology Corporation decreased from $277,085 in December 2002 to $24,882 on March 31, 2003. While there was a net loss from operations of $1,329,336 in the three months ended March 31, 2003, there were net non-cash expense adjustments of $280,604. In the period ended March 31, 2002 the non-cash adjustments were $745,313 consisting of amortization of a portion of the Classifier license agreement and stock issued for services.


NET CASH USED IN OPERATING ACTIVITIES

      Net cash used in operating activities was $1,218,786 for the three months ended March 31, 2003 and $834,298 for the three months ended March 31, 2002. The use of cash in operating activities was principally the result of net losses during both reporting periods although in 2002 cash was primarily used to maintain a public listing and to service the Classifier and Orchestral PowerAudit distribution agreements while in 2003 the Company was carrying on an active business. The company did not have active operations during the quarter ended March 31, 2002. In the three months ended March 31, 2003 cash used in operating activities consisted of a number of changes in operating items such as accounts receivable, inventory and other operating items as reflected in the statement of cash flows.


NET CASH USED IN INVESTING ACTIVITIES

      Net cash used in investing activities was $1,097 related to an increase in fixed assets in the quarter ended March 31, 2003.


NET CASH PROVIDED BY FINANCING ACTIVITIES

      During the three months ended March 31,2003 the Company raised cash of $1,315,649 from investing activities and repaid a note payable, the convertible debenture from Cornell Capital and made a reduction on certain items payable to employees or shareholders together with lease payments of $6,752 to yield a net 826,921 in cash from financing activities. In the same period in 2002 the Company completed one transaction which consisted of borrowing $856,334 from DCD group which was subsequently converted to shares in May 2002.


CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of IVP Technology Corporation (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Ignition Entertainment Ltd. ("Ignition"), a United Kingdom ("UK") company; Springboard Technology Solutions, Inc. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

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


      REVENUE RECOGNITION

      Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $1,087,906 for the quarter ended March 31, 2003. The Company had no publishing revenues during the corresponding quarter of 2002, because it had not yet acquired Ignition Entertainment Limited, a publishing revenue generating subsidiary.

      Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051 for the quarter ended March 31, 2003. The Company had no distribution revenues during the quarter ended March 31, 2002 as it was still in the development stage.

      Revenues from Services and Commercial Software sold under licenses were $45,658 in the quarter ended March 31, 2003. The Company had no Services or Commercial Software sales in the corresponding quarter of 2002, because it had not yet acquired Springboard Technology Solutions, a Serves and Commercial Software producing subsidiary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company's financial position or operating results.

      In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The adoption of this pronouncement will not have a material effect on the Company's financial position or results of operations.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Not applicable.


ITEM 2.  CHANGES IN SECURITIES


RECENT SALES OF UNREGISTERED SECURITIES

      During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to an investment banking company (the "Investment Banker"), net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either with the cash received from the issuance of stock under the Equity Line of Credit Agreement or with cash received from operations or other financing sources. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See Note 6 below for partial repayment of this note.

      On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the registration rights agreement executed in connection with the convertible debentures Agreement. These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of issue.

      On February 18, 2003, the Company issued 114,408 shares of common stock to a consultant for payment of $15,000 of consulting services accrued at December 31, 2002 as common stock. These shares were valued at $0.13 per share representing the closing market value on the date of grant.

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

      On May 28, 2002, IVP Technology acquired Ignition Entertainment Limited. IVP Technology is obligated to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock as payment to Ignition Entertainment Limited over a period of two years from the date of the acquisition. Additionally, the management team of Ignition Entertainment Limited may earn up to 1,500,000 shares of preferred stock if certain revenue and net income goals are met at specific time periods. These shares will be held in escrow and disbursed by the escrow agent according to the escrow agreement.

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

      On May 1, 2002, IVP Technology agreed to issue 4,000,000 shares of common stock having a value of $760,000 in full settlement of its obligation to DcD Holdings Limited. IVP Technology issued these shares on or about August 6, 2002.

      In April 2002, IVP Technology raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrued interest at a rate of 5% per year and were to mature two years from the issuance date. The convertible debentures and all accrued interest were paid in February, 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

OTHER INFORMATION

      Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

Exhibit No.  Description                         Location
-----------  -----------                         --------
2.1          Agreement and Plan of               Incorporated by reference to
             Reorganization dated March 21,      Exhibit 4.1 to IVP Technology's
             2000 between IVP Technology         Form 8-K12G3 filed on April 19,
             Corporation and Erebus Corporation  2000

3.1          Certificate of Amendment of         Incorporated by reference to
             Articles of Incorporation           Exhibit 3.1 to IVP Technology's
                                                 Form 10-KSB filed on April 15, 2002

3.2          Bylaws                              Incorporated by reference to
                                                 Exhibit 3.2 to IVP Technology's
                                                 Amendment No. 2 to the Form SB-2
                                                 filed on November 14, 2002

4.4          Description of Securities           Incorporated by reference to
                                                 Exhibit 4.4 to IVP Technology's
                                                 Form S-8 filed on July 23, 2001

10.4         Second Amending Agreement to        Incorporated by reference to
             Software Distribution Agreement     Exhibit 10.4 to IVP Technology's
             dated as of May 31, 2000 between    Form 10-QSB filed on September 24,
             the Registrant and Orchestral       2000
             Corporation

10.5         Service Bureau Arrangement          Incorporated by reference to
             Agreement dated September 28, 2000  Exhibit 10.5 to IVP Technology's
             between the Registrant and          Form 10-QSB filed on November 14,
             E-RESPONSES.COM                     2000

10.6         Stock Purchase Agreement dated      Incorporated by reference to
             September 17, 2001 among the        Exhibit 10.6 to IVP Technology's
             Registrant, International           Form 10-KSB filed on April 15, 2002
             Technology Marketing, Inc., Brian
             MacDonald, Peter Hamilton, Kevin
             Birch, Sherry Bullock, and Geno
             Villella

10.7         Agreement dated May 15, 2000        Incorporated by reference to
             between the Registrant and Rainbow  Exhibit 10.7 to IVP Technology's
             Investments International Limited   Form 10-KSB filed on April 15, 2002

10.8         Employment Agreement dated August   Incorporated by reference to
             30, 2001 between International      Exhibit 10.8 to IVP Technology's
             Technology Marketing, Inc. and      Form 10-KSB filed on April 15, 2002
             Brian J. MacDonald

10.9         Agreement dated February 12, 2002   Incorporated by reference to
             between the Registrant and          Exhibit 10.9 to IVP Technology's
             SmartFOCUS Limited                  Form 10-KSB filed on April 15, 2002

10.10        Warrant Agreement dated May 15,     Incorporated by reference to
             2000 between the Registrant and     Exhibit 10.10 to IVP Technology's
             Rainbow Investments International   Form 10-KSB filed on April 15, 2002
             Limited


Exhibit No.  Description                         Location
-----------  -----------                         --------

10.11        Convertible Promissory Note dated   Incorporated by reference to
             May 2000 between the Registrant     Exhibit 10.11 to IVP Technology's
             and Rainbow Investments             Form 10-KSB filed on April 15, 2002
             International Limited

10.12        Software Distribution Agreement     Incorporated by reference to
             dated December 28, 2001 between     Exhibit 10.12 to IVP Technology's
             the Registrant and TIG Acquisition  Form 10-KSB filed on April 15, 2002
             Corporation

10.13        Loan Agreement dated January 16,    Incorporated by reference to
             2002 between the Registrant and     Exhibit 10.13 to IVP Technology's
             DCD Holdings Limited                Form 10-KSB filed on April 15, 2002

10.14        Agreement for the Provision of      Incorporated by reference to
             Marketing Services dated May 3,     Exhibit 10.1 to IVP Technology's
             2002 between the Registrant and     Form S-8 filed with the SEC on May
             Vanessa Land                        3, 2002

10.15        Reserved

10.16        Employment Agreement dated August   Incorporated by reference to
             30, 2001 between International      Exhibit 10.16 to IVP Technology's
             Technology Marketing, Inc. and      Form 10-KSB filed on April 15, 2002
             Geno Villella

10.17        Employment Agreement dated August   Incorporated by reference to
             30, 2001 between International      Exhibit 10.17 to IVP Technology's
             Technology Marketing, Inc. and      Form 10-KSB filed on April 15, 2002
             Kevin Birch

10.18        Employment Agreement dated August   Incorporated by reference to
             30, 2001 between International      Exhibit 10.18 to IVP Technology's
             Technology Marketing, Inc. and      Form 10-KSB filed on April 15, 2002
             Peter J. Hamilton

10.19        Employment Agreement dated August   Incorporated by reference to
             30, 2001 between International      Exhibit 10.19 to IVP Technology's
             Technology Marketing, Inc. and      Form 10-KSB filed on April 15, 2002
             Sherry Bullock

10.20        Loan and Security Agreement dated   Incorporated by reference to
             July 30, 2001 among the             Exhibit 10.20 to IVP Technology's
             Registrant, Clarino Investments     Form 10-KSB filed on April 15, 2002
             International Ltd., and Berra
             Holdings Ltd.

10.21        Consulting and Advisory Extension   Incorporated by reference to the
             Agreement dated February 14, 2001   Exhibit to IVP Technology's Form
             between the Registrant and Barry    10-QSB filed on May 21, 2001
             Gross D/B/A Gross Capital
             Associates

10.22        Letter Agreement dated June 28,     Incorporated by reference to
             2001, between the Registrant and    Exhibit 4.1 to IVP Technology's
             Andris Gravitis                     Form S-8 filed on July 23, 2001

10.23        Letter Agreement dated June 28,     Incorporated by reference to
             2001, between the Registrant and    Exhibit 4.2 to IVP Technology's
             Thomas Chown.                       Form S-8 filed on July 23, 2001

10.24        Letter Agreement dated May 30,      Incorporated by reference to
             2001, between the Registrant and    Exhibit 4.3 to IVP Technology's
             Ruffa & Ruffa, P.C. for             Form S-8 filed on July 23, 2001
             Modification of Retainer Agreement

10.25        Consulting Agreement dated          Incorporated by reference to
             September 1, 2000 between the       Exhibit 13.1 to IVP Technology's
             Registrant and Barry Gross d/b/a    Form 10-KSB filed on July 5, 2001
             Gross Capital Associates


Exhibit No.  Description                         Location
-----------  -----------                         --------

10.26        Consulting and Advisory Agreement   Incorporated by reference to
             dated September 25, 2000 between    Exhibit 13.2 to IVP Technology's
             the Registrant and Koplan           Form 10-KSB filed on July 5, 2001
             Consulting Corporation

10.27        Warrant Agreement dated April 3,    Incorporated by reference to
             2002 between the Registrant and     Exhibit 10.27 to IVP Technology's
             Cornell Capital Partners LP         Form 10-KSB filed on April 15, 2002

10.28        Equity Line of Credit Agreement     Incorporated by reference to
             dated April 3, 2002 between the     Exhibit 10.28 to IVP Technology's
             Registrant and Cornell Capital      Form 10-KSB filed on April 15, 2002
             Partners LP

10.29        Registration Rights Agreement       Incorporated by reference to
             dated April 3, 2002 between the     Exhibit 10.29 to IVP Technology's
             Registrant and Cornell Capital      Form 10-KSB filed on April 15, 2002
             Partners, LP

10.30        Escrow Agreement dated April 3,     Incorporated by reference to
             2002 among the Registrant, Cornell  Exhibit 10.30 to IVP Technology's
             Capital Partners, LP, Butler        Form 10-KSB filed on April 15, 2002
             Gonzalez, and First Union
             National Bank

10.31        Securities Purchase Agreement       Incorporated by reference to
             dated April 3, 2002 among the       Exhibit 10.31 to IVP Technology's
             Registrant and the Buyers           Form 10-KSB filed on April 15, 2002

10.32        Escrow Agreement dated April 3,     Incorporated by reference to
             2002 among the Registrant, the      Exhibit 10.32 to IVP Technology's
             Buyers, and First Union National    Form 10-KSB filed on April 15, 2002
             Bank

10.33        Debenture Agreement Dated April 3,  Incorporated by reference to
             2002 between the Registrant and     Exhibit 10.33 to IVP Technology's
             Cornell Capital Partners LP         Form 10-KSB filed on April 15, 2002

10.34        Investor Registration Rights        Incorporated by reference to
             Agreement dated April 3, 2002       Exhibit 10.34 to IVP Technology's
             between the Registrant and the      Form 10-KSB filed on April 15, 2002
             Investors

10.35        Placement Agent Agreement dated     Incorporated by reference to
             April 3, 2002 among the             Exhibit 10.35 to IVP Technology's
             Registrant, Westrock Advisors,      Form 10-KSB filed on April 15, 2002
             Inc. and Cornell Capital Partners
             LP

10.36        Letter Agreement dated February     Incorporated by reference to
             20, 2002 between the Registrant     Exhibit 10.36 to IVP Technology's
             and Buford Industries Inc.          Form 10-KSB filed on April 15, 2002

10.37        Letter Confirmation Agreement       Incorporated by reference to
             dated July 21, 2001 between the     Exhibit 10.37 to IVP Technology's
             Registrant and Buford Industries    Form 10-KSB filed on April 15, 2002
             Inc.

10.38        Consulting Agreement dated March    Incorporated by reference to
             1, 2002 between the Registrant and  Exhibit 10.38 to IVP Technology's
             Danson Partners LLC                 Form 10-KSB filed on April 15, 2002

10.39        Term Sheet between the Registrant   Incorporated by reference to
             and Cornell Capital Partners, LP    Exhibit 10.39 to IVP Technology's
             Increasing the Commitment under     Form SB-2 filed on May 15, 2002
             the Equity Line of Credit to $10
             million


Exhibit No.  Description                         Location
-----------  -----------                         --------

10.40        Consulting Agreement dated          Incorporated by reference to
             February 12, 2002 between the       Exhibit 10.40 to IVP Technology's
             Registrant and Danson Partners LLC  Form SB-2 filed on May 15, 2002

10.41        Escrow Agreement dated as of May    Incorporated by reference to
             15, 2002 among the Registrant,      Exhibit 10.41 to IVP Technology's
             Brian MacDonald, Peter Hamilton,    Form SB-2 filed on May 15, 2002
             Kevin Birch, Sherry Bullock, and
             Gino Villella

10.42        Termination letter dated June 13,   Incorporated by reference to
             2002 between the Registrant and     Exhibit 10.42 to IVP Technology's
             Orchestral Corporation              Form 10-QSB filed on August 19,
                                                 2002

10.43        Acquisition Agreement dated as of   Incorporated by reference to
             May 28, 2002 regarding the          Exhibit 10.43 to IVP Technology's
             purchase of Ignition Entertainment  Form 10-QSB filed on August 19,
                                                 2002

10.44        Consulting Agreement dated as of    Incorporated by reference to
             June 1, 2002 Ignition               Exhibit 10.44 to IVP Technology's
             Entertainment Limited and           Form 10-QSB filed on August 19,
             Montpelier Limited                  2002

10.45        Amendment to Equity Line of Credit  Incorporated by reference to
             Agreement dated May 2002 between    Exhibit 10.45 to IVP Technology's
             IVP Technology and Cornell Capital  Amendment No. 2 to the Form SB-2
             Partners.                           filed on November 14, 2002

10.46        Letter of Credit Facility dated as  Incorporated by reference to of April 10, 2002 between Revelate  Exhibit 10.46 to IVP Technology's
             Limited and Ignition Entertainment  Amendment No. 2 to the Form SB-2
             Limited                             filed on November 14, 2002

10.47        Debenture dated as of June 14,      Incorporated by reference to
             2002 between Revelate Limited and   Exhibit 10.47 to IVP Technology's
             Ignition Entertainment Limited      Amendment No. 2 to the Form SB-2
                                                 filed on November 14, 2002

10.48        Standard Conditions for Purchase    Incorporated by reference to
             of Debts dated May 23, 2002         Exhibit 10.48 to IVP Technology's
             between DCD Factors PLC and         Amendment No. 2 to the Form SB-2
             Ignition Entertainment Limited      filed on November 14, 2002

10.49        All Assets Debenture dated as of    Incorporated by reference to
             May 23, 2002 between DCD Factors    Exhibit 10.49 to IVP Technology's
             PLC and Ignition Entertainment      Amendment No. 2 to the Form SB-2
             Limited                             filed on November 14, 2002

10.50        Memorandum of Agreement dated as    Incorporated by reference to
             of July 1, 2002 between             Exhibit 10.50 to IVP Technology's
             Springboard Technology Solutions    Amendment No. 2 to the Form SB-2
             Inc. and IVP Technology             filed on November 14, 2002

10.51        Heads of Agreement dated as of      Incorporated by reference to
             December 28, 2001 and amended on    Exhibit 10.51 to IVP Technology's
             September 30, 2002 between TiG      Amendment No. 2 to the Form SB-2
             Acquisition Corporation and IVP     filed on November 14, 2002
             Technology

10.52        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.1 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             Mount Sinai Hospital entered into
             March 11, 2003 (Contract No.
             MDI02008)


Exhibit No.  Description                         Location
-----------  -----------                         --------

10.53        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.2 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             Mount Sinai Hospital entered into
             March 11, 2003 (Contract No.
             MDI02009)

10.54        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.3 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             Rouge Valley Health System entered
             into September 12, 2002 (Contract
             No. MDI02003)

10.55        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.4 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             Rouge Valley Health System entered
             into September 12, 2002 (Contract
             No. MDI02004)

10.56        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.5 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             York Central Hospital entered into
             September 13, 2002 (Contract No.
             MDI02006)

10.57        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.6 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             York Central Hospital entered into
             September 13, 2002 (Contract No.
             MDI02007)

10.58        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.7 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             St. Joseph's Medical Centre
             entered into March 18, 2003
             (Contract No. MDI03001)

10.59        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.8 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             St. Joseph's Medical Centre
             entered into March 18, 2003
             (Contract No. MDI03002-Expires
             March 31, 2004)

10.60        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.9 to IVP Technology's
             Services) between Medical Data      Form 8-K filed with the SEC on
             Integration Solutions group and     April 1, 2003
             St. Joseph's Medical Centre
             entered into March 18, 2003
             (Contract No. MDI03002-Expires
             June 11, 2004)

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURES

      Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

IVP TECHNOLOGY CORPORATION

/s/ Brian MacDonald                             May 23, 2003
----------------------------------------
By:   Brian MacDonald
      President, Chief Executive Officer
      and Acting Chief Financial Officer

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

Date: May 23, 2003                   By: /s/ Brian MacDonald
                                         ------------------------------
                                         Brian MacDonald
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 23, 2003                   By: /s/ Brian MacDonald
                                         ------------------------------
                                         Brian MacDonald
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer