Form 10QSB
period 2003-06-30
IVP TECHNOLOGY CORP
filed 2003-08-27
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                  --------------------------------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           IVP TECHNOLOGY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        65-6998896
          ----------                                      ----------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

      2275 LAKESHORE BLVD WEST, SUITE 401, TORONTO, ONTARIO M8V 3Y3 CANADA
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (416) 255-7578
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 234,996,914 shares of common stock, $.001 par value, were outstanding on June 30, 2003

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I-     FINANCIAL INFORMATION

            ITEM 1.  Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of June 30, 2003
                      (Un-audited) and December 31, 2002 (Audited)

                     Condensed Consolidated Statement of Operations for the
                      Three Months and Six Months Ended June 30, 2003 and June 30, 2002, (Unaudited)

                     Condensed Consolidated Statements of Stockholders'
                      Deficiency for the Six Months ended June 30, 2003

                     Condensed Consolidated Statements Of Cash Flows For The Six
                      Months Ended June 30, 2003 And 2002 (Unaudited)

                     Notes To Condensed Consolidated Financial Statements As Of
                      June 30, 2003 (Unaudited)

            ITEM 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

PART II-    OTHER INFORMATION
            ITEM 1.   Legal Matters
            ITEM 2.   Changes in Securities
            ITEM 3.   Defaults Upon Senior Securities
            ITEM 4.   Submission of Matters to a Vote of Security Holders
            ITEM 5.   Other information
            ITEM 6.   Subsequent Events, Exhibits and Reports on Form 8-K

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                    CONTENTS


PAGE          1       CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003
                      (UNAUDITED) AND DECEMBER 31, 2002

PAGE          2       CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE
                      THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002
                      (UNAUDITED)

PAGES       3 - 4     CONDENSED   CONSOLIDATED   STATEMENTS   OF   STOCKHOLDERS'
                      DEFICIENCY   FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2003
                      (UNAUDITED)

PAGES       5 - 6     CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE
                      SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGES      7 - 26     NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS AS
                      OF JUNE 30, 2003 (UNAUDITED)

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                     June 30,
                                                                       2003        December 31,
                                                                    (Unaudited)        2002
                                                                    ------------   --------------

CURRENT ASSETS
 Cash                                                             $        754    $      63,162
 Accounts receivable, less allowance for doubtful accounts of
  $43,970 as of June 30, 2003 and December 31, 2002                     44,073           17,165
 Inventory                                                                -                -
 Prepaid expenses and other current assets                             146,843           34,610
                                                                    ------------   --------------
   Total Current Assets                                                191,670          114,937
                                                                    ------------   --------------

FIXED ASSETS
 Plant, property and equipment                                         195,016          173,246
 Accumulated depreciation                                             (117,422)         (79,688)
                                                                    ------------   --------------
   Total Fixed Assets                                                   77,594           93,558
                                                                    ------------   --------------

OTHER ASSETS
 License agreement - software,  net of accumulated  amortization of $535,209 and $356,806 as of June 30, 2003 and December 31,
  2002, respectively                                                   178,404          356,806
 Deferred consulting                                                   149,177             -
 Other assets                                                             -              71,816
                                                                    ------------   --------------
   Total Other Assets                                                  327,581          428,622
                                                                    ------------   --------------

TOTAL ASSETS                                                      $    596,845    $     637,117
------------                                                        ============   ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                 $    680,872    $     657,402
 Accrued liabilities                                                    91,371          169,679
 Taxes payable                                                         155,371           32,150
 Other current liabilities                                               2,856          134,088
 Accrued interest                                                       11,909           14,974
 Due to factor                                                            -                -
 Leases payable, current portion                                        20,154             -
 Net liabilities of discontinued operations                               -           1,417,619
 Note payable, current portion                                         689,020          104,020
 Common stock to be issued                                              18,000        3,617,746
 Convertible preferred stock to be issued, short-term                     -           4,779,662
 Due to related parties                                                 76,427          369,226
                                                                    ------------    -------------
   Total Current Liabilities                                         1,745,980       11,296,566
                                                                    ------------    -------------

LONG-TERM LIABILITIES
 Convertible debentures                                                   -             150,000
 Lease payable, long-term                                               15,855           25,570
 Convertible preferred stock to be issued, long-term                      -           3,584,747
                                                                    ------------    -------------
   Total Long-Term Liabilities                                          15,855        3,760,317
                                                                    ------------    -------------

TOTAL LIABILITIES                                                    1,761,835       15,056,883
-----------------                                                   ------------    -------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 50,000,000 shares
  authorized, none issued and outstanding                                 -                -
 Common stock, $0.001 par value, 500,000,000 and 150,000,000 shares authorized, 234,996,914 and 99,449,261 shares issued and outstanding as of June 30, 2003 and December 31, 2002,
  respectively                                                         234,997           99,449
 Additional paid in capital                                         35,114,270       20,870,864
 Accumulated deficit                                               (35,430,951)     (35,248,562)
 Less: treasury stock (11,000,000 shares)                             (770,000)            -
 Other comprehensive income - exchange gain                           (103,494)          80,795
 Less deferred equity line commitment fees                            (134,812)        (222,312)
 Less deferred compensation and licensing fee                          (75,000)            -
                                                                    ------------    -------------
   Total Stockholders' Deficiency                                   (1,164,990)     (14,419,766)
                                                                    ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $    596,845    $     637,117
----------------------------------------------                     ============    =============

      See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                      For The Three         For The Three         For The Six          For The Six
                                                       Months Ended         Months Ended          Months Ended         Months Ended
                                                      June 30, 2003         June 30, 2002         June 30, 2003        June 30, 2002
                                                    -------------------   -------------------   -----------------    ---------------
NET SALES                                           $     82,300          $    90,000           $   231,009          $    90,000
                                                    -------------------   -------------------   -----------------    ---------------

COST OF SALES
 Product costs                                              -                    -                  100,931                 -
 Development costs                                          -                   1,030                  -                   1,030
 Distribution and other costs including
 amortization                                             93,207              549,579               186,189            1,002,113
                                                    -------------------   -------------------   -----------------    ---------------
   Total Cost of Sales                                    93,207              550,609               287,120            1,003,143
                                                    -------------------   -------------------   -----------------    ---------------

GROSS PROFIT (LOSS)                                      (10,907)            (460,609)              (56,111)            (913,143)
                                                    -------------------   -------------------   -----------------    ---------------

OPERATING EXPENSES
 Salaries and wages                                      157,573                 -                  235,974                 -
 Stock-based compensation                                656,922                 -                  656,922                 -
 Consulting fees                                          45,256              330,980                93,930              349,980
 Legal and accounting                                     57,996              165,877               153,874              211,974
 Management fees                                            -                  52,452                  -                  89,408
 General and administrative expenses                     198,470              150,100               392,367              281,886
 Financial advisory fees                                    -                 150,000                30,708              150,000
 Research and development                                   -                    -                      108                 -
 Amortization and depreciation                            10,353                6,935                18,722               66,935
                                                    -------------------   -------------------   -----------------    ---------------
    Total Operating Expenses                           1,126,570              856,344             1,582,605            1,150,183
                                                    -------------------   -------------------   -----------------    ---------------

LOSS FROM OPERATIONS                                  (1,137,477)          (1,316,953)            (1,638,716)          (2,063,326)
                                                    -------------------   -------------------   -----------------    ---------------

OTHER INCOME (EXPENSE)
 Gain on early extinguishment of debt                       -                  96,334                  -                  96,334
 Interest income                                           1,354                   42                 6,497                   42
 Interest expense                                       (148,778)             (54,218)             (227,130)             (66,145)
 Foreign exchange gain (loss)                              1,006              (11,272)               14,074              (11,272)
                                                    -------------------   -------------------   -----------------    ---------------
    Total Other Income (Expense)                        (146,418)              30,886              (206,559)              18,959
                                                    -------------------   -------------------   -----------------    ---------------

LOSS FROM CONTINUING OPERATIONS                       (1,283,895)          (1,286,067)           (1,845,275)          (2,044,367)

DISCONTINUED OPERATIONS (SEE NOTE 2):
 Loss from discontinued operations                          -                (211,959)             (733,123)            (211,959)
 Gain on sale of discontinued operations               2,396,009                 -                2,396,009                 -
                                                    -------------------   -------------------   -----------------    ---------------
    Total Discontinued Operations                      2,396,009             (211,959)            1,662,886             (211,959)
                                                    -------------------   -------------------   -----------------    ---------------

NET INCOME (LOSS)                                   $  1,112,114          $ (1,498,026)          $  (182,389)        $ (2,256,326)
-----------------                                   ===================   ===================   =================    ===============

(LOSS) PER COMMON SHARE FROM CONTINUING
 OPERATIONS - BASIC AND DILUTED                     $     (0.01)          $     (0.01)          $     (0.02)         $     (0.02)
                                                    ===================   ===================   =================    ===============
GAIN (LOSS) PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS - BASIC                    $      0.02           $     (0.00)          $      0.02          $     (0.00)
                                                    ===================   ===================   =================    ===============
GAIN (LOSS) PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS -DILUTED                   $      0.02           $     (0.00)          $      0.01          $     (0.00)
                                                    ===================   ===================   =================    ===============

NET INCOME (LOSS) PER COMMON SHARE - BASIC          $      0.01           $     (0.01)          $     (0.00)         $     (0.03)
                                                    ===================   ===================   =================    ===============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED        $      0.01           $     (0.01)          $     (0.00)         $     (0.03)
                                                    ===================   ===================   =================    ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING  -  BASIC                               115,200,027           113,191,285           107,531,237           83,421,414
                                                    ===================   ===================   =================    ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - DILUTED                               133,678,287           113,191,285           114,394,419           83,421,414
                                                    ===================   ===================   =================    ===============


      See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                     --------------------------------------
                                   (UNAUDITED)

                                                                                                       Additional
                                                  Preferred Stock               Common Stock             Paid-In      Accumulated
                                                 Shares     Amount          Shares          Amount       Capital        Deficit
                                             ------------   ---------   -------------      --------    ------------  ---------------

Balance, December 31, 2002                         -        $   -          99,449,261     $  99,449   $ 20,870,864   $ (35,248,562)

Stock issued for services and
 settlements                                       -            -          73,123,249        73,123      1,831,675          -

Stock issued for cash                              -            -          12,424,404        12,425        512,575          -

Stock issued to former shareholders of
 Ignition Entertainment, Ltd.                 3,500,000        3,500       15,000,000        15,000     11,930,656          -

Conversion of preferred stock to
 common stock                                (3,500,000)      (3,500)      35,000,000        35,000        (31,500)         -

Stock to be received from the sale of
 Ignition Entertainment, Ltd.                      -            -                -             -              -             -

Deferred cost recognized                           -            -                -             -              -             -

Net loss for the period                            -            -                -             -              -           (182,389)

Cumulative translation adjustment                  -            -                -             -              -             -

Comprehensive loss                                 -            -                -             -              -             -

                                             ------------   ---------   -------------      --------    ------------  ---------------

BALANCE, JUNE 30, 2003                             -        $   -         234,996,914     $ 234,997   $ 35,114,270   $ (35,430,951)
----------------------                       ============    ========   =============      ========    ============  ===============

      See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                     --------------------------------------
                                   (UNAUDITED)


                                                Deferred            Deferred
                                               Compensation         Equity
                                                  and                Line              Other
                               Treasury        Licensing           Commitment       Comprehensive
                                 Stock           Fees                Fees              Income            Total
                               ----------      ------------       ------------      -------------      -----------
Balance, December 31, 2002         -         $       -          $   (222,312)      $    80,795       $ (14,419,766)

Stock issued for services
 and settlements                   -              (75,000)              -                 -            1,829,798

Stock issued for cash              -                 -                  -                 -              525,000

Stock issued to former
 owners of
 Ignition Entertainment,
 Ltd.                              -                 -                  -                 -            11,949,156

Conversion of preferred
 stock to common stock             -                 -                  -                 -                 -

Stock received from the
 sale of
 Ignition Entertainment,
 Ltd.                          (770,000)             -                  -                 -             (770,000)

Deferred cost recognized           -                 -                87,500              -               87,500

Net loss for the period            -                 -                  -                 -             (182,389)

Cumulative translation
 adjustment                        -                 -                  -             (184,289)         (184,289)
                                                                                                       -----------
Comprehensive loss                 -                 -                  -                 -             (366,678)
                               ----------      ------------       ------------       -----------       -----------
BALANCE, JUNE 30, 2003         (770,000)     $    (75,000)      $   (134,812)      $  (103,494)      $ (1,164,990)
----------------------         ==========      ============       ============       ===========       ===========

      See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                       For The Six       For The
                                                                          Months       Six Months
                                                                        Ended June     Ended June
                                                                         30, 2003       30, 2002
                                                                       -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $    (182,389)    $ (2,256,326)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Gain on sale of discontinued operations                             (2,396,009)            -
  Amortization and depreciation                                           18,722           66,935
  Amortization of licensing agreements                                   178,402          905,067
  Amortization of consulting agreements and commitment fees              113,323          123,001
  Interest expense on beneficial conversion                                 -              64,286
  Gain on early extinguishment of debt                                      -             (96,334)
  Decrease in deferred tax asset                                          71,816             -
  Stock issued for commitment fees and penalties                          22,800             -
  Stock issued for compensation                                          618,880             -
  Stock issued for financing costs                                       129,500             -
  Stock issued for services                                               12,500          517,782
 Changes in operating  assets and  liabilities,  net of effects of  discontinued operations:
  Decrease (increase) in accounts receivable                             (89,973)         159,702
  Decrease in inventory                                                  304,783            3,529
  Increase in prepaid expenses and other current assets                 (125,789)        (136,678)
  Increase in other assets                                                  -             (26,218)
  Increase (decrease) in accounts payable                                (83,409)          73,511
  Decrease in accrued liabilities                                       (162,333)            -
  Increase in taxes payable                                              171,214           56,448
  Decrease in other current liabilities                                  (69,430)            -
  Decrease in accrued interest                                            (3,065)         (26,956)
                                                                     -------------     ------------
      Net Cash Used In Operating Activities                           (1,470,457)        (572,251)
                                                                     -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received from acquisition                                             -           1,132,039
 Cash paid from sale of discontinued operations                             (160)            -
 Cash paid for licensing agreement                                          -            (713,610)
 Purchases of fixed assets                                               (10,906)         (77,779)
                                                                     -------------     ------------
      Net Cash (Used In) Provided By Investing Activities                (11,066)         340,650
                                                                     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable                                             (690,000)            -
 Proceeds from notes payable                                           1,174,146          979,801
 Proceeds from convertible debentures                                       -             150,000
 Proceeds from related parties                                           174,221          238,363
 Proceeds from factors                                                   116,503           12,037
 Proceeds from issuance of common stock                                  525,000             -
 Payment on leases                                                        (4,179)            -
                                                                     -------------     ------------
      Net Cash Provided By Financing Activities                        1,295,691        1,380,201
                                                                     -------------     ------------

EFFECT OF FOREIGN EXCHANGE RATES                                         (90,499)          27,863
                                                                     -------------     ------------

NET INCREASE IN CASH FOR THE PERIOD                                     (276,331)       1,176,463

CASH - BEGINNING OF PERIOD                                               277,085              232
                                                                     -------------     ------------

CASH - END OF PERIOD                                               $         754     $  1,176,695
--------------------                                                 =============     ============

     See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                          For The             For The
                                                                        Six  Months         Six Months
                                                                          Ended                Ended
                                                                      June 30, 2003        June 30, 2002
                                                                      -------------        -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $      36,945      $       -
                                                                        =============      ============
Cash paid for taxes                                                   $        -         $       -
                                                                        =============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment purchased under capital leases                              $      33,095      $       -
                                                                        =============      ============
Acquisition of Ignition Entertainment Ltd.                            $        -         $  1,132,039
                                                                        =============      ============
Common and preferred stock issued to satisfy common and
 preferred stock to be issued for the acquisition of Ignition         $  11,949,156      $       -
                                                                        =============      ============
Common stock issued for deferred consulting expenses                  $     250,000      $       -
                                                                        =============      ============
Common stock issued for payment of accrued bonuses                    $      31,250      $       -
                                                                        =============      ============
Common stock issued for payment of commitment fees                    $        -         $    350,000
                                                                        =============      ============
Common stock issued for payment of debt and accrued interest
thereon                                                               $        -         $    223,773
                                                                        =============      ============
Common stock issued for payment of amounts due to related
parties                                                               $     824,869      $       -
                                                                        =============      ============
Common stock issued for payment of common stock to be issued          $      15,000      $     50,000
for services                                                            =============      ============

     See accompanying notes to condensed consolidated financial statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------    -----------------------------------------------------------

          (A) ORGANIZATION
          ----------------

          The consolidated financial statements of IVP Technology Corporation d.b.a. ActiveCore Technologies, Inc. (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Springboard Technology Solutions, Inc. d.b.a. ActiveCore Technologies, Ltd. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

          The Company operates two units, enterprise and consumer. The enterprise unit develops, markets, licenses, installs and services data solutions. The consumer unit develops and publishes interactive software games designed for mobile phones, other handheld devices, web-sites, personal computers and video game consoles. The consumer unit also distributes games, hardware and accessories developed or manufactured by third parties.

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. All material inter-company accounts have been eliminated in consolidation.

          (C) OPERATIONS OF THE COMPANY - GOING CONCERN
          ---------------------------------------------

          The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $182,389 and a negative cash flow from operations of $1,470,457 for the six months ended June 30, 2003. The Company also has a working capital deficiency of $1,554,310 and a stockholders' deficiency of $1,164,990. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

          (E) BUSINESS SEGMENTS
          ---------------------

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

          (F) USE OF ESTIMATES
          --------------------

          The preparation of financial statements in conformity with accounting principles generaly accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties and licencing, capitalized software development costs and other intangibles and the adequacy of allowances for returns, and doubtful accounts. Actual amounts could differ significantly from these estimates.

          (G) FAIR VALUE OF FINANCIAL INSTRUMENTS
          ---------------------------------------

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

          The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, taxes payable and other current laibilties approximate fair value because of their short maturities. The carrying amount of licensing agreements and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

          (H) EARNINGS (LOSS) PER SHARE
          -----------------------------

          Basic earnings (loss) per common share is based on net loss divided by the weighted average number of common shares outstanding. For the three and six months ended June 30, 2002, common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

          (I) REVENUE RECOGNITION
          -----------------------

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

          REVENUE RECOGNITION
          -------------------

          Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $1,087,906 and $407,326 for the six months ended June 30, 2003 and 2002, respectively. Publishing revenues have been reclassified to gain
          (loss) from discontinued operations on the accompanying condensed consolidated statement of operations in connection with the sale of Ignition Entertainment, Ltd. (See Note 2).

          Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051 and $90,000 for the six months ended June 30, 2003 and 2002, respectively.

          Revenues from Services and Commercial Software sold under licenses were $127,958 and $0 in the six months ended June 30, 2003 and 2002, respectively. The Company had no Services or Commercial Software sales in the corresponding period of 2002, because it had not yet acquired Springboard Technology Solutions, a Services and Commercial Software producing subsidiary.

          The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

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

          (J) RECENT ACCOUNTING PRONOUNCEMENTS
          ------------------------------------

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

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

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

          The Company  believes  that the  adoption of the above  pronouncements
          will,  not  have  a  material   effect  on  the  Company's   condensed
          consolidated financial position or results of operations.

NOTE 2    DISCONTINUED OPERATIONS
------    -----------------------

          Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of the Company's common stock. The transaction resulted in a gain of $2,396,009, which has been included in the condensed consolidated statements of operations for the three and six months ended June 30, 2003, as a gain on sale of discontinued operations.

          Upon execution of the sale agreement in June 2003, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2003 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          agreement and will be distributed to the former owners. Immediately following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders will return 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement (See Note 10).

          In connection with the sale agreement, the Company will retain rights to certain intellectual property and receive a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. In addition to the source code licensing agreement, the Company will also receive a distribution agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company will pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles. As of June 30, 2003, the Company did not assign any value to the acquired intellectual property due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.

          Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. as of April 1, 2003 and December 31, 2002 and for the period from January 1, 2003 through April 1, 2003 and for the three and six months ended June 30, 2002:

                                                   As of             As of
                                                  April 1,       December 31,
                                                    2003             2002
                                                -------------   ----------------

     Cash                                     $         160   $        213,923
     Accounts receivable, net                       212,741            149,676
     Inventory                                       78,955            383,738
     Prepaid expenses                               113,044             99,488
     Property, plant and equipment, net             417,727            442,674
     Other assets                                    24,963               -
                                                -------------   ----------------
        Total Assets                          $     847,590   $      1,289,499
                                                -------------   ----------------

     Accounts payable                             1,044,294          1,182,423
     Accrued liabilities                            134,058            240,833
     Due to factor                                  211,249             94,746
     Taxes payable                                  436,513            388,520
     Translation adjustment                          93,790               -
     Notes payable                                  129,366             80,220
     Due to related parties                         424,329            720,376
                                                -------------   ----------------
        Total Liabilities                         2,473,599          2,707,118
                                                -------------   ----------------

        Net Liabilities of Discontinued
        Operations                            $   1,626,009   $      1,417,619
                                                =============   ================

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

                                                    For the           For the
                                                  Period From        Three and
                                                   January 1,        Six Months
                                                  2003 Through       Ended June
                                                 April 1, 2003        30, 2002
                                                 --------------     ------------

          Revenues, net                          $ 1,087,906       $   407,326
          Cost of sales                              960,501           382,716
                                                  ------------      ------------
            Gross profit                             127,405            24,610
            Operating expenses                       815,985           228,741
                                                  ------------      ------------
             Loss from discontinued operations      (688,580)         (204,131)
                                                  ------------      ------------
            Other income (expense)                   (44,543)           (7,828)
                                                  ------------      ------------

             Net loss from discontinued
             operations                          $  (733,123)      $  (211,959)
                                                  ============      ============

          The results of operation for the three and six months ended June 30, 2002 are identical because Ignition Entertainment Ltd. was acquired in May 2002.

NOTE 3    ACCOUNTS RECEIVABLE
------    -------------------

          The components of accounts receivable are as follows:

                                                     June 30,         December
                                                       2003
                                                    (Unaudited)       31, 2002
                                                  --------------   -------------

          Unrestricted trade receivables            $  88,043      $  61,135
          Restricted trade receivables                   -              -
          Allowance for doubtful accounts             (43,970)       (43,970)
                                                     ----------     ----------

          Accounts receivable, net                  $  44,073      $  17,165
                                                     ==========     ==========

          Restricted trade receivables of $149,676 are collateral for the Company's secured borrowing facility that Ignition entered into in April 2002, which is included in net liabilities of discontinued operations as of December 31, 2002 (See Note 2). Unrestricted trade receivables consists primary of vendor receivables for enterprise software and information technology services sold by the Company and its Springboard subsidiary.

NOTE 4    PREPAID EXPENSES AND OTHER CURRENT ASSETS
------    -----------------------------------------

          Prepaid expenses and other current assets as of June 30, 2003 and December 31, 2002 consist of:

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

                                                June 30,
                                                 2003                December
                                              (Unaudited)            31, 2002
                                             --------------        -------------

          Prepaid expenses                 $       20,897        $      14,763
          GST receivable                           20,258               18,002
          Miscellaneous receivable,
          unrelated parties                       105,417                 -
          Other                                       271                1,845
                                             --------------        -------------

          Total                            $      146,843        $      34,610
                                            ==============        =============

NOTE 5    FIXED ASSETS
------    ------------

          As of June 30, 2003 and December 31, 2002, fixed assets consist of:

                                                June 30,
                                                 2003                December
                                              (Unaudited)            31, 2002
                                             --------------        -------------

          Computer equipment               $      118,802        $      91,505
          Office equipment and furniture           20,631               19,698
          Computer software                         6,577               13,546
          Software development kits                45,367               45,367
          Leasehold improvements                    3,639                3,130
                                           --------------        -------------
                                                  195,016              173,246
          Less accumulated depreciation
          and amoritization                      (117,422)             (79,688)
                                           --------------        -------------

                                           $       77,594        $      93,558
                                           ==============        =============

          Depreciation expense from continuing operations for the three and six months ended June 30, 2003 amounted to $10,353 and $18,722, respectively. Depreciation expense from continuing operations for the three and six months ended June 30, 2002 amounted to $6,935 and $66,935, respectively.

NOTE 6    NOTES PAYABLE
------    -------------

          During February 2003, upon the Company's SB-2 Registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note to an investment banking company (the "Investment Banker"), net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either with the cash received from the issuance of stock under the Equity Line of Credit Agreement or with cash received from operations or

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          other financing sources. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. See Note 7 below for partial repayment of this note.

          Proceeds received from the issuance of this note were used to repay the convertible debenture and note payable to the Investment Bankers. As of December 31, 2002, total outstanding principal and accrued interest payable on the convertible debenture and note payable was $155,487 and $15,000, respectively.

NOTE 7    STOCKHOLDERS' DEFICIENCY
------    ------------------------

          On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the registration rights agreement entered into in connection with the Equity Line of Credit Agreement. These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

          On February 18, 2003, the Company issued 114,408 share of common stock to a consultant for payment of $15,000 of consulting services accrued at December 31, 2002 as common stock to be issued included in currently liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and $5,000 of consulting services for January and February of 2003. These shares were valued at $0.13 per share representing the closing market value on the date of grant.

          During the six month period ended June 30, 2003, the Company issued 8,932,783 shares of common stock to the Investment Bankers for cash of $400,000 in connection with the Equity Line of Credit (See Note 6). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003. As of June 30, 2003, the remaining balance of the note payable to the Investment Banker totaled $600,000.

          On April 23, 2003, the Company issued 3,491,620 shares of common stock to the Investment Bankers for cash of $125,000 or $.036 per share.

          On May 28, 2003, the Company amended the Articles of Incorporation to increase the total number of authorized common and preferred stock to 500,000,000 and 50,000,000 shares, respectively.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          On June 24, 2003, the Company issued 17,804,976 shares of common stock to the President of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

          On June 24, 2003, the Company issued 17,804,976 shares of common stock to a director of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

          On June 24, 2003, the Company issued 1,250,000 shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $.025 per share, or an aggregate of $31,250 representing the market value on the date of grant.

          On June 24, 2003, the Company issued 3,000,000 shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the market value on the date of grant. As of June 30, 2003, the Company has deferred $75,000 included in total stockholders' deficiency as deferred compensation and licensing fee on the accompanying condensed consolidated balance sheets.

          On June 24, 2003, the Company issued 300,000 shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued based upon the market value on the date of grant.

          On June 24, 2003, the Company issued 2,000,000 shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant. As of June 30, 2003, the Company has deferred approximately $33,000 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

          On June 24, 2003, the Company issued 5,000,000 shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000 on the date of grant.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          On June 24, 2003, the Company issued 50,000,000 shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock convertible into 35,000,000 shares of common stock; collectively valued at $0.23898 per share for a total purchase price of $11,949,155. The issuance of these 50,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

          On June 24, 2003, the Company issued 5,180,000 shares of common stock to two unrelated parties to obtain financing for the Company. Financing costs included in interest expense for the six months ended June 30, 2003 totaled $129,500 representing the market value on the date of grant.

          On June 24, 2003, the Company issued 500,000 shares of common stock that were released from escrow to an individual for services rendered from November 2002 to November 2003. The Board of Directors resolved that these shares are considered earned as of June 24, 2003. These shares were valued at $.025 per share, or an aggregate of $13,500 representing the market value on the date of grant.

          In 2002, the Company issued 50,000,000 shares of common stock to various officers and directors of the Company in accordance with the stock purchase agreement with International Technology Marketing ("ITM"). All shares were held in safekeeping pending the completion of an escrow agreement. As of December 31, 2002, 30,000,000 shares were earned and were released from escrow. The Company has accelerated the issuance of the final 20,000,000 shares from escrow. These 20,000,000 shares were released from escrow as stock-based compensation on June 30, 2003 and were valued at $.027, or an aggregate of $540,000 on the date of sale.

NOTE 8    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
------    -------------------------------------------

          Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 are computed as follows:


                                                    For the Three Months                   For the Six Months
                                                       Ended June 30,                        Ended June 30,
                                                  2003               2002                2003              2002
                                                  ----               ----                ----              ----
     BASIC:
     CONTINUING OPERATIONS-
      Loss from continuing operations      $    (1,283,895)   $    (1,286,067)   $     (1,845,275)  $    (2,044,367)
                                              =============     ==============     ===============    ==============

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

     Weighted average shares outstanding       115,200,027        113,191,285         107,531,237        83,421,414
                                              =============     ==============     ===============    ==============

     Basic (loss) per share from
      continuing operations                          (0.01)             (0.01)              (0.02)            (0.02)
                                              =============     ==============     ===============    ==============

                                                    For the Three Months                   For the Six Months
                                                       Ended June 30,                        Ended June 30,
                                                  2003               2002                2003              2002
                                                  ----               ----                ----              ----
     BASIC:
     DISCONTINUED OPERATIONS-
      Loss from discontinued operations    $          -       $      (211,959)   $       (733,123)  $      (211,959)
      Gain on sale of discontinued
       operations                                2,396,009               -              2,396,009              -
                                              -------------     --------------     ---------------    --------------
                                                 2,396,009           (211,959)          1,662,886          (211,959)
                                              =============     ==============     ===============    ==============

     Weighted average shares outstanding       115,200,027        113,191,285         107,531,237        83,421,414
                                              =============     ==============     ===============    ==============

     Basic gain (loss) per share from
      discontinued operations                         0.02              (0.00)               0.02             (0.00)
                                              =============     ==============     ===============    ==============

     DILUTED COMPUTATION:
     CONTINUING OPERATIONS-
      Loss from continuing operations      $    (1,283,895)   $    (1,286,067)   $     (1,845,275)  $    (2,044,367)
                                              -------------     --------------     ---------------    --------------
     DISCONTINUED OPERATIONS-
      Loss from discontinued operations    $          -       $      (211,959)   $       (733,123)  $      (211,959)
      Gain on sale of discontinued
       operations                          $     2,396,009               -              2,396,009              -
                                              -------------     --------------     ---------------    --------------
                                                 2,396,009           (211,959)          1,662,886          (211,959)
                                              -------------     --------------     ---------------    --------------

      Adjusted net income (loss) for
       earnings per share                  $     1,112,114    $    (1,498,026)   $       (182,389)  $    (2,256,326)
                                              =============     ==============     ===============    ==============

      Weighted average shares outstanding      115,200,027        113,191,285         107,531,237        83,421,414
      Plus:
      Conversion of Cornell notes
       payable as of the beginning of
       each quarter                             18,478,260               -              6,863,182              -
                                              -------------     --------------     ---------------    --------------

      Diluted weighted average common
       shares                                  133,678,287        113,191,285         114,394,419        83,421,414
                                              =============     ==============     ===============    ==============

     DILUTIVE PER SHARE AMOUNTS:
      Loss from continuing operations      $         (0.01)   $         (0.01)   $          (0.02)  $         (0.02)
                                              =============     ==============     ===============    ==============
      Gain (loss) per share from           $          0.02    $         (0.00)   $           0.01   $         (0.00)
       discontinued operations
                                              =============     ==============     ===============    ==============
      Net gain (loss) per share            $          0.01    $         (0.01)   $          (0.00)  $         (0.03)
                                              =============     ==============     ===============    ==============

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

NOTE 9    EMPLOYEE STOCK OPTIONS
------    ----------------------

          Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation
          - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide transition methods for a voluntary change to measuring compensation cost in connection with employee options using a fair value based method. The Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for compensation cost associated with employee options, as well as the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS No. 148 and has not changed its method for measuring the compensation cost of share options.

          The Company continues to use the intrinsic value based method and does not recognize compensation expense for the issuance of employee options with an exercise price equal to or greater than the market price at the time of grant. The Company has not granted any options to employees during the six months ended June 30, 2003 and 2002. As a result, the adoption of SFAS No. 148 had no impact on the Company's results of operations or financial position and no pro forma information will be disclosed for the three and six months ended June 30, 2003 and 2002.

NOTE 10   TREASURY STOCK
-------   --------------

          Treasury stock is shown at cost and consists of 11,000,000 shares of common stock held in trust with an independent third party as of June 30, 2003. The value of the 11,000,000 shares received in connection with the sale of Ignition Entertainment, Ltd. was $770,000, representing the closing market value on the effective date of the sale.

NOTE 11   AGREEMENTS
-------   ----------

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          On each advance date in the Company shall pay to the Investment Banker, directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each advance as a commitment fee. The Company has paid the Investment Banker a one-time commitment fee in the amount of 3,032,000 shares of common stock and warrants to purchase 265,000 shares of common stock of which a warrant to purchase 15,000 shares has an exercise price of $0.50 per share and a warrant to purchase 250,000 shares has an exercise price of $0.099 per share. These warrants vest immediately upon issuance. The value of the one-time commitment fee related to the issuance of common stock totaled approximately $350,000, which was computed based upon the market prices of the Company's common stock on the applicable issuance dates. The warrants issued in connection with the Equity Line of Credit Agreement for commitment fees were valued on the date of grant using the Black-Scholes option-pricing model, which computed a value of $6,107. The Company estimates the fair value of the warrants at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 24.3%; risk-free interest rate of 4.74% and an expected life of five years. The commitment fees will be expensed ratably over the life of the Equity Line of Credit agreement and are included in stockholders' deficiency in the accompanying consolidated balance sheet as of June 30, 2003 and December 31, 2002. The Company has recognized commitment fees of approximately $87,500 and $133,795, which has been included in general and administrative expenses on the condensed consolidated statement of operations for the six months and year ended June 30, 2003 and December 31, 2002, respectively.

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          (C) HOSPITAL SERVICE AGREEMENT
          ------------------------------

          On March 11, 2003, the Company has entered into a one-year data integration agreement with a large hospital (the "Customer") in the Toronto area. The Company will make an interfacing resource available to the Customer for a fixed number of days per week to provide general interfacing services as requested by the Customer. This agreement will automatically be renewed for one-year terms unless terminated by either party in accordance with the terms set forth in this agreement.

          (D) LETTER OF INTENT
          --------------------

          On June 24, 2003, the Company entered into a Letter of Intent to acquire a minimum of 5% of the issued share capital of an unrelated company for the equivalent of $300,000 Canadian dollars ("CAD"). As part of the terms and conditions of this proposed purchase, the Company will issue 10,000,000 shares of unregistered common stock in the name of the potential acquiree. The Company will seek to register the 10,000,000 shares at its next available registration opportunity. Per the terms of the Letter of Intent, the shares will be sold in the open market to generate the funds (CAD $300,000) needed to acquire a 5% equity interest. If the sales of these shares does not satisfy the amount of funds required, the Company will pay from other sources, if available. If the sales of the shares exceed the minimum required amount, the Company may increase its interest in the acquiree or have any remaining unsold shares returned for cancellation or rescission. As of August 2003, the Company has not finalized this transaction.

NOTE 12   SUBSEQUENT EVENTS
-------   -----------------

          On July 10, 2003, the Company entered into a Letter of Intent to acquire the source code for a software product known as XML/Connector for the health care vertical from an unrelated company which is a Colorado and Toronto based software development company. As part of the terms and conditions, the Company will pay (CAD) $120,000 in cash in the form of a note payable. On August 1, 2003, the Company issued 500,000 shares of common stock to the acquiree. These shares were valued at $.033 per share representing the closing market value on the date of grant.

          In late July 2003, the Company and an unrelated U.S. based healthcare software distribution and integration company reached agreement to sell to the Company the personnel and assets of the data management services division of the U.S. company for an undisclosed amount of cash and shares. As of August 2003, this transaction has not been finalized.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          On July 31, 2003, the company announced that its wholly owned subsidiary ActiveCore Technologies Limited had received the first installment of $500,000 of a planned $2,000,000 term loan offering. Under the terms of the agreement, the first installment will accrue a 12% interest rate per annum and is repayable over a five-year term with no payments required in the first 12 months - the payments will be amortized over the remaining 48 months of the term loan. The loan is convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance due, excluding interest, remaining at the time of conversion. As additional consideration for the loan advance by the lender, the Company issued 500,000 warrants on July 30, 2003 to the lender for the purchase of 500,000 shares of common stock at a purchase price of $0.0312 per share. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expire July 31, 2004.

          On August 5, 2003, the Company announced that it had acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The Company also entered into an agreement with an unrelated company to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $.033 per share, representing the closing market value on the date of grant.

          In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

          On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

          In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development and health care services. On August 1, 2003, each contractor was issued 500,000 shares of common stock as compensation in addition to ongoing salary costs. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)

          In July 2003, the Company issued 1,562,700 unregistered shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

          On August 6, 2003, the Company announced that it had signed a letter of intent to invest in E-communities UK Limited, a manager of 124 city portals in the UK. The Company also announced that it intends to purchase a 15% interest by September 30, 2003, subject to due diligence and Board approval. The purchase price is expected to be equal to 225,000 pounds sterling payable by issuance of the Company's common stock. As of August 2003, the Company has not finalized this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS OVERVIEW

         IVP Technology Corporation d.b.a. ActiveCore Technologies ("IVP Technology" or "ActiveCore" or the "Company") is a software developer, licensor, publisher, marketer, and distributor primarily in wireless markets and an IT services and software vendor in the healthcare vertical. Its operating staff provide products and services to certain segments of the wireless consumer software and enterprise IT marketplaces. ActiveCore Technologies is a registered Nevada corporation and has been publicly listed as IVP Technology Corporation (otcbb:TALL) on the over the counter market for four years. ActiveCore currently has its headquarters in Toronto, Ontario.

         For three years prior to new senior management taking over day to day control of the company, following the November 2001 approval by the shareholders of IVP of the purchase of International Technology Marketing, Inc., ActiveCore was solely focused on distributing an enterprise software product marketed under the "PowerAudit" name. Beginning in December 2001, the company acquired rights to distribute several additional enterprise software products from several other third party vendors. In May 2002, the Company also acquired 100% of the shares of Ignition Entertainment Limited, a UK based company engaged in the development, licensing, publishing, marketing and distribution of primarily platform (X-box, Playstation, GameCube and GameBoy) video games. A few weeks later in July 2002, IVP acquired 100% of the shares of Springboard Technology Solutions Inc. since renamed ActiveCore Technologies Limited, a Toronto based consumer and enterprise software development and IT services company. In the second quarter of 2003, with effect for accounting purposes from April 1, 2003, the company divested the operations of its UK based subsidiary to concentrate on games for mobile devices.


ENTERPRISE DIVISION

         IVP's enterprise software division primarily operates through its wholly owned subsidiary, ActiveCore Technologies Limited, formerly Springboard, which was acquired on July 1, 2002 to develop, market, license and install data solutions and other applications for mid-size companies, large corporations and government agencies. A number of ActiveCore's clients are in the health care field thus, in-order to provide marketing focus for the health care sector clients, the company created the fictitious name of MDI Solutions ("MDI") to identify products and services specifically for the health care vertical. The MDI Solutions group has developed, and currently markets, two software products specific to the health care vertical namely "MD Link" and "MD Eye". IVP's other enterprise data solution offerings use Vaayu(TM), developed by ActiveCore, and Classifier(TM), Viper(TM) and iBos(TM), developed by several third party software companies. In addition to its enterprise operations ActiveCore also has an established wireless and web application development group which operates under the trade style of SilverBirch Studios. SilverBirch focuses on developing "handheld" applications most recently in the form of on-line games for web portals and mobile games for Java enabled mobile phones or Symbian OS devices. On a world wide basis "SilverBirch Studios" has been established as a Nevada registered trade name for ActiveCore Technologies Inc.


ENTERPRISE SOFTWARE PRODUCTS

         The enterprise software division currently markets data solutions. These solutions are made up of separate software products that can operate on a stand-alone basis or integrate with other enterprise level software. The Company believes that these products provide enterprises with increased economy, efficiency and effectiveness when enterprises are faced with the necessity of obtaining data from the field, wherever that may be, and moving it into processes that take place in the front and back office environment through to business decision making levels. The enterprise software products currently represented by the Company are described below.


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

         VIPER(TM). On February 20, 2002, the company entered into an agreement with Smart Focus Limited, to resell its Viper(TM) suite of products which consists of Viper Analyze(TM) and Viper Visualize(TM), Viper Data Mining(TM), Viper CRM(TM), Viper Campaign Planner(TM) and Viper Smart Campaigner(TM). Pursuant to the license, ActiveCore will be entitled to a 15% commission on sales of Viper(TM) through customer opportunities created by ActiveCore. Smart Focus Limited will make sales representatives available to assist in sales presentations.

         The Company believes that Viper(TM) is a powerful, fast and easy-to-use analysis and visualization application designed for corporate marketing departments and those decision makers concerned with gross data from voluminous rows of customer information. Viper(TM) harnesses customer and transactional data from any touch-point or channel across any organization to create, build and maintain customer insight and customer intelligence. Viper(TM) is designed to empower enterprises to better understand, predict, manage and influence customer behavior. To date no sales of this product have materialized and ActiveCore is reviewing whether it wishes to continue maintaining a knowledge base in this product.


         INTERNALLY DEVELOPED PRODUCTS

         VAAYU(TM). Vaayu(TM) is a platform-independent software product that mobile-enables existing Enterprise Applications within an organization, allowing staff and field workers to remotely access internal data and systems through a variety of handheld and wireless devices, including Palm OS devices, RIM devices, handheld computers and other mobile devices. Recently the company obtained an exclusive source code agreement for XML/Connector from Karora
Technologies Inc. which will allow ActiveCore to expand the use of Vaayu into the health care vertical where multiple legacy systems may be connected to Vaayu's mobile enablement capabilities.

         MD LINK. During the last fiscal year the company has also developed for its medical data integration business a software product that connects independent data systems within a healthcare organization, enabling connectivity and information sharing with stand-alone or legacy applications through industry protocols such as HL7 and XML. This capabilities of this product will also be improved as a result of the acquisition of the XML/Connector source code.

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


         ENTERPRISE SERVICES

         The primary services provided by the Enterprise Division are performed by staff that are on call or operate under contract as outsourced IT personnel in both the health care market and in the network solutions market. Network solutions staff are typically specialists in working with data networks, often in high value professional office environments. Specialists in particular medical data structures are employed under the MDI Solutions banner for the health care market.


CONSUMER DIVISION

         Since the divestiture of Ignition Entertainment Limited the Consumer Division has been reduced to two operating tradenames, specifically SilverBirch Studios and Recessgames.com under which ActiveCore develops and markets mobile and on-line games. On May 28, 2002, the Company acquired Ignition Entertainment Limited, a company organized in late 2001 under the laws of England and Wales, specializing in the design, development, licensing, publishing and distribution of personal computer and game console software and accessories. Effective April 1, 2003 the company divested Ignition and its operations have been recorded as discontinued operations for the current fiscal year. Ignition had been solely concerned with developing for the personal computer and video games platforms market. Through Ignition the company had development license agreements with Microsoft(TM), Nintendo(TM) and Sony(TM) to support its platform game development activities. The development of high quality platform video games is an expensive and time consuming process entailing long lead times and has substantial risk associated with picking the correct genres of games, correct timing for releases and is subject to retail acceptance in the market. With the divestiture of Ignition ActiveCore was able to rid itself of this business risk which had risen in the development of high quality platform video games is an expensive and time consuming process entailing long lead times and has substantial risk associated with picking the correct genres of games, correct timing for releases and is subject to retail acceptance in the market. With the divestiture of Ignition ActiveCore was able to rid itself of this business risk which had risen in a relatively short time period with the rapid development of the market space and the severe competition for retail shelf space.


CURRENT EVENTS

         Subsequent to the fiscal year end on December 31, 2002 and to the company's last operational review included in the SB2 filing dated February 12, 2003 the company has made significant progress in both its consumer and in its enterprise divisions.


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

         IVP's initial publication and release schedule for Java(TM) games consists of 14 entertainment products which have been created specifically for mobile phone platforms. During the second quarter of 2003 the company delivered 4 cell phone games to Tira which are now in various stages of the distribution cycle including replication for various phone models, acceptance testing by carriers and placement on wireless carrier game portals. ActiveCore's mobile games have been created by SilverBirch Studios, an internal development group. In addition to developing mobile applications, the SilverBirch group is currently completing work on a mobile phone game website "vortal" for a school age demographic segment to be initiated and marketed under the trade name "Recessgames.com". The Recessgames.com portal is scheduled for launch in late 2003.


ENTERPRISE DIVISION

         The enterprise division has made steady progress with particular emphasis on the MDI Solutions group. In February 2003 the group received its first order for the MD Link product as an HL7 integration solution from Guelph General Hospital for current and future system interfaces within their facility. Due to the SARS outbreak in Toronto the installation of the MD Link product was not completed until the second quarter of 2003. In addition MDI Solutions has executed multiple contracts with four of the Toronto area's largest hospitals and has been awarded a short term contract for services at the Sault Area Hospital. Most of these contracts are for a combination of time, material and retained consulting services and have an initial term ranging from six to twelve months with four automatically renewing for additional periods. The outbreak of SARS in Toronto which resulted in 44 deaths including a number of health care workers was concentrated in health care facilities. The business impact on ActiveCore was substantial as the company was faced with minimal revenues from its service contracts and prolonged collection periods during the later part of the first quarter and the entire second quarter. The financial repercussions of the outbreak have continued into the third quarter however the company believes that the fourth quarter will show improvement as various Toronto based hospitals catch up on integration issues and the movement of Toronto service personnel is again allowed in to US and other region health care facilities.

         The key health centers which are serviced by MDI under these contracts are Mount Sinai, a 462 bed hospital and critical care facility, located in downtown Toronto; St. Joseph's Health Centre, a 350 bed community service facility located in West Toronto; York Central Hospital, a 430 bed community hospital located in Toronto's North West region; and The Rouge Valley Health System, a two site 411 bed hospital health center, located in Toronto's Eastern region. The four health centers are amongst the ten largest hospitals in the Toronto area. ActiveCore has hired additional staff to service the anticipated growth in service contracts and is investing in marketing and sales personnel to obtain greater penetration in both the US and Canadian health care markets. The company is also in the process of negotiating the acquisition of a health care services group from a US based company which primarily operates along the eastern US. The Company expects that this acquisition, if completed, will begin to add revenues in the third quarter. If completed the services group will operate under the MDI trade name.

         The anticipated growth of the MDI Solutions Group and the enterprise division is expected to provide a rising level of recurring revenue to IVP. We anticipate that there will be continuing and substantial growth in the enterprise division in the future.


ACQUISITIONS AND REORGANIZATIONS

         IVP Technology maintains an active interest in acquisitions and the reorganization of its component parts to better service clients of both its consumer and enterprise divisions. Investment in its existing operations augmented by growth through acquisitions is a key goal of company management as is the effective use of capital to drive acceptable returns on investment. At its annual general meeting of shareholders in Miami on May 28, 2003 ActiveCore shareholders gave consent to an increase in the authorized common shares from 150,000,000 to 500,000,000 shares. The increase in the number of authorized common shares was necessary to complete the issuance of shares to the original shareholders of Ignition and to provide sufficient room in its share structure to complete acquisitions using shares and for other equity and debt capital raising activities. It is management's belief that acquisitions and reorganizations ought to be undertaken when such activities are perceived to be accretive i.e. the cost of share dilution is offset by earnings in the future.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. During the three months ended June 30, 2003, we generated $82,300 in revenue in comparison to revenue of $90,000 in the corresponding period ended June 30, 2002. From a revenue source perspective in the second quarter of fiscal year 2003, $82,300 of revenue was generated by ActiveCore Technologies Limited from services work and product installation chiefly by the company's MDI group. The company accounted for the divestiture of Ignition Entertainment as discontinued operations with effect from April 1, 2003 therefore no revenue from Ignition UK was included in the results for the three months ended June 30, 2003. IVP Technology acquired Ignition on May 28, 2002 and did not acquire Springboard, now ActiveCore Technologies Limited, until July 1, 2002 consequently the revenue recorded in the second quarter of fiscal year 2002 was entirely generated by Ignition Entertainment Limited in the UK. During the second quarter of 2003 revenue from the MDI group was down substantially from what was expected as a result of the SARS outbreak in Toronto which constrained revenue earning opportunities within the existing hospital contracts and in terms of expanding our operations to other health care units in the US and Canada.

         COST OF SALES. Cost of sales was $93,207 for the three months ended June 30, 2003 versus $550,609 in the three months ended June 30, 2002. The principal cost of sales items in the second quarter 2003 consisted of amortization of the Classifier software license of $89,202 while the principal cost of sales in the second quarter ended June 30, 2002 was video game production costs in the Ignition operation in addition to the amortization of the classifier license. The company recorded amortization of prepaid licences of $92,982 related to IVP's Classifier(TM) and I-Bos(TM) distribution and license agreement in both the second quarter of 2003 and 2002. The result of the cost of sales components elaborated above led to a negative gross margin of $10,907 in the three months ended June 30, 2003 versus a negative gross margin of $460,609 in the three months ended June 30, 2003.

         OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2003 were $1,126,570 versus $856,344 in the three months ended June 30, 2002. These expenses resulted in losses from operations of $1,137,477 in the most recent quarter and $1,316,953 in the quarter ended June 30, 2002.

         The largest components of second quarter fiscal year 2003 operating expenses were related to stock based compensation, salaries and wages and other general and administration expenses. These expenses are discussed below.

         ActiveCore's Canadian operations accounted for $157,573 in wages and salary costs which represented the cost of developers, data management staff, administration and sales and marketing staff. Salaries and wages include costs of all group insurance and various government programs. In the period ended June 30, 2002 there were no wage and salary costs incurred for operations as Ignition's figures have been removed and shown as discontinued operations and that subsidiary's US operation Ignition USA was not in place at the time.

         Stock based compensation of $656,922 in the second quarter ended June 30, 2003 includes $540,000 due to the acceleration of release of 20,000,000 shares that were formerly part of the acquisition terms of ITM in September 2001. In the quarter ended June 30 2002 there was no stock based compensation paid. Under the original ITM purchase agreement stock was to be released to the managers of ITM as sales revenue targets were met - at the time the original agreement was made it was anticipated by both the former directors of IVP and the owners of ITM that the stock issued in exchange for ITM acquisition would have been valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However during the company's prolonged SB 2 approval process it was determined that the common stock needed to be accounted for as at the quarter end in the each of the quarters where the original sales revenue targets were achieved. In practice this meant that regardless of how successful the company was in achieving increased sales, and regardless of how well the share price responded to the increased revenue, the company was likely to record large losses based on the valuation of the share releases at the time the revenues were recognized. In addition the recording of higher share compensation values was acting as a disincentive for management since management were likely to be taxed on the increased value of the stock received as it was being recognized as income rather than a one time capital gain over the original purchase price of the equity purchase in ITM. The other stock based compensation amounts consist of payments of $63,500 related to director's fees for the current year and $125,000 related to payment to a consultant for the next twelve months. No costs related to Ignition were recorded in the quarter as Ignition was divested with effect from April 1, 2003. In the second quarter of 2002 no stock based compensation was recorded as the managers of the company had not yet met the first milestone payment on the ITM compensation shares.

         General and Administrative expenses were $198,470 in the quarter ended June 30, 2003 versus $150,100 in the quarter ended June 30, 2002. In the most current quarter the largest component of G & A was write down of commitment fees on the equity line of credit and the cost associated with the retention of Hawk Associates as the company's new Investor Relations firm. Hawk has been retained at a rate of $7,000 per month in addition to a one time 2,000,000 unregistered stock grant.

         Consulting fees for the three months ending June 30, 2003 were $45,256 versus $330,980 in the quarter ended June 30, 2002. The fees in the second quarter ended June 30, 2003 reflect the cost of management's accrued salaries whereas, in the second quarter ended June 30, 2002, the costs reflected the value of various financial and marketing consultants who were assisting the company in making it ready for the SB2 filing and expanding its product set and sales opportunities.

         Legal and accounting expenses were $57,996 in the three months ended June 30, 2003 versus $165,877 in the three month period ended June 30, 2002. The decrease between the periods was primarily due to reduced audit fees as a result of the groundwork that had been laid during the company's extended SB 2 process. Likewise the Company had lower legal fees due to the end of the SB 2 process.

         Management fees and financial advisory fees in the period ended June 30, 2003 were nil versus $52,452 and $150,000 respectively in the quarter ended June 30, 2002. The financial advisory charges were directly related to the costs of retaining Danson Associates to assist in bringing the company up to SEC standards in accounting and finance, the contract with Danson Associates expired at the end of February 2003.

         In the quarter ended June 30, 2003 the company incurred deprecation charges of $10,353 versus $6,935 in the quarter ended June 30, 2002. These charges were related to primarily computer equipment in use in the company's offices.

OTHER INCOME/EXPENSES

         In the quarter ended June 30, 2002 the company realized a gain of $96,334 on the early extinguishment of debt related to the short term loan from DCD Group. In the quarter ended June 30, 2003 there was no corresponding event.

         Interest income from cash on deposit was $1,354 in the quarter ended June 30, 2003 versus $42 in the quarter ended June 30, 2002.

         Interest expense was much higher in the period ended June 30, 2003 at $148,778 than in the comparative period ended June 30, 2002 which was $54,218. In the current quarter the company incurred imputed interest charges related to the Equity Line of Credit and interest costs on the Berra term loan whereas in the quarter ended June 30, 2002 the interest expense was related to several term loans including the Berra note and a convertible debenture obtained from an unrelated party.

         The company recorded a foreign exchange gain of $1,006 for the three months ended June 30, 2003 as a result of the decline of the US dollar in relation to the Canadian Dollar. In the quarter ended June 30, 2002 the company had a foreign exchange loss of $11,272 in respect of the decline of the Canadian dollar versus the US dollar.

         NET LOSS FROM CONTINUING OPERATIONS. As a result of the items specified above, the Company incurred a net loss of $1,283,895 or 0.01 cent per share versus a loss of $1,286,067 or 0.02 cents per share in the second quarter of 2002.


NET INCOME (LOSS)

         DISCONTINUED OPERATIONS

         The company recorded a net gain on discontinued operation from the sale of Ignition Entertainment Limited of $2,396,009 in the quarter ended June 30, 2003 versus a loss on discontinued operations of $211,959 for the quarter ended June 30, 2002. As a result of the divestiture of Ignition the company earned net income of $1,112,114 for the quarter ended June 30, 2003 versus a net loss of $1,498,026 in the quarter ended June 30, 2002. This resulted in a earnings per share of 1 cent per diluted share for the quarter ended June 30, 2003 versus a loss of 1 cent per share in the quarter ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Prior to December 31, 2001 the company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2002 the company entered into several financing arrangements. These included an equity line of credit with Cornell Capital Partners LP for $10,000,000 and factoring and letter of credit facilities with DcD Group to assist in providing working capital for Ignition Entertainment Limited. This latter arrangement has been cancelled as at the quarter ended June 30, 2003. In the third quarter of 2003, the company obtained the first $500,000 tranche of a planned $2,000,000 term debt offering. With the divestiture of Ignition our need for cash to fund operations has been reduced substantially with most of the need to repay extended payables and to fund day to day operations until our product sales and service revenues are sufficient to meet operating costs and the costs of remaining a public company.

         As of June 30, 2003, our need for cash included satisfying $1,745,980 of current liabilities which consisted of accounts payable of $680,872, $91,371 of accrued liabilities, taxes payable of $155,371, and other current liabilities of $2,856, accrued interest of $11,909, the current portion of leases payable of $20,154, amounts payable to related parties of $76,427 and notes payable of $689,020. which includes an outstanding amounts to Berra, Cornell and a promissory note in the first quarter of 2003 for $221,824, which evidences the cash portion owed to a software licensor. The note will be repaid in nine equal installments of $25,203, commencing on June 1, 2003. As indicated in the liquidity section above the company subsequent to the quarter ended June 30, 2003 entered in to $500,000 term loan. In the quarter ended June 30, 2003 the only long term debt was the extended portion of leases payable of $15,855. The Company substantially reduced its short term and long term debt from the fiscal period ended December 31, 2002 through the issuance of the common shares that were due to the original shareholders of Ignition Entertainment and also from the conversion of shareholders loans, accrued expenses and unpaid salaries to several directors and officers. In the quarter ended June 30, 2003 Mr. MacDonald and Mr. Hamilton converted debts of $445,319.40 each into 17,804,976 restricted common shares each.

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

         At June 30, 2003 the Company had cash on hand of $754 versus $63,162 at the fiscal year end. In addition, as at the quarter end, certain shareholders have also supported the company to the extent of $76,427 and while there is no legal commitment for them to do so the company believes that certain shareholders will continue to support the company in a similar manner. These advances are shown in short term liabilities and they have no fixed terms for repayment.

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

         In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit. On February 14, 2003 an SB2 that was filed by the company was declared effective by the SEC. Under the terms of the equity line of credit the company may provide notice to Cornell and Cornell will purchase from the company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period Cornell Capital Partners is entitled to retain 3.0% of each advance. In April 2002, IVP Technology paid Cornell a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock. To the end of June 2003, the Company has received under the Equity Line of Credit $525,000 in exchange for 12,424,404 shares of common stock. Except for the Equity Line of Credit, the company has no commitments for equity capital although the company continues to explore other funding alternatives in an effort to broaden its capital sources.

         The company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $1,745,980. As of June 30, 2003 the company had a working capital deficiency of $1,554,310. The company anticipates that its cash needs over the next 12 months will come primarily from a combination of operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the Cornell equity line of credit. Draw downs on the equity line of credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

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

                                                                      PAYMENTS DUE BY PERIOD
                                                                              TOTAL
                                                            LESS THAN                                            AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL            1 YEAR          1-3 YEARS         4-5 YEARS        5 YEARS
Current Obligations                      $ 1,649,399      $ 1,649,399          $     --          $    --         $    --
Convertible Debenture                             --               --                --               --              --
Leases Payable                                36,009           20,154            15,855               --              --
Due to Related Parties                        76,427           76,427                --               --              --
Operating Leases                                  --               --                --               --              --
Montpelier Consulting Agreement                   --               --                --               --              --
Officer Contracts                                 --               --                --               --              --
Software Licensing Contracts                      --               --                --               --              --
                                          ----------       ----------         ---------        ---------         -------
Total Contractual Cash Obligations        $1,761,835       $1,745,980         $  15,855        $      --         $    --
                                          ==========       ==========         =========        =========         =======

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


CONSOLIDATED STATEMENT OF CASH FLOWS

         Cash on the balance sheet of IVP Technology Corporation decreased from $63,162 in December 2002 to $754 on June 30, 2003. While there was a net loss on operations of $182,389 in the six months ended June 30, 2003, there were net non-cash expense adjustments of $(1,288,066). In the period ended June 30, 2002, the non-cash adjustments were $1,580,737 consisting of amortization of a portion of the Classifier license agreement and stock issued for services.


NET CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was $1,470,457 for the six months ended June 30, 2003 and $572,251 for the six months ended June 30, 2003. The use of cash in operating activities was principally the result of net losses during both reporting periods although in 2002 cash was primarily used to maintain a public listing and to service the Classifier and Orchestral PowerAudit distribution agreements while in 2003 the company was carrying on an active business.


NET CASH USED IN INVESTING ACTIVITIES

         Net cash used by investing activities was $11,066 related to an increase in fixed assets in the six months ended June 30, 2003.


NET CASH PROVIDED BY FINANCING ACTIVITIES

         During the six months ended June 30, 2003 the company raised cash of $1,295,691 from financing activities and repaid a notes payable, the convertible debenture from Cornell Capital and made a reduction on certain items payable to employees or shareholders together with lease payments to yield a net decrease in cash of 276,331 cash. In the same period in 2002 the company completed one transaction which consisted of borrowing $856,334 from DCD group which was subsequently converted to shares in May 2002.


CRITICAL ACCOUNTING POLICIES

         ORGANIZATION

         The consolidated financial statements of IVP Technology Corporation d.b.a. ActiveCore Technologies, Inc. (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Springboard Technology Solutions, Inc. d.b.a. ActiveCore Technologies, Ltd. ("Springboard"), a Canadian company; and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

         The Company operates two units, enterprise and consumer. The enterprise unit develops, markets, licenses, installs and services data solutions. The consumer unit develops and publishes interactive software games designed for mobile phones, other handheld devices, web-sites, personal computers and video game consoles. The consumer unit also distributes games, hardware and accessories developed or manufactured by third parties.

         OPERATIONS OF THE COMPANY - GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $182,389 and a negative cash flow from operations of $1,470,457 for the six months ended June 30, 2003. The Company also has a working capital deficiency of $1,554,310 and a stockholders' deficiency of $1,164,990. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to continue in operation is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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


         REVENUE RECOGNITION

         Publishing revenue is derived from the sale of internally developed interactive software titles or from the sale of titles licensed from third-party developers. Publishing revenue amounted to $1,087,906 and $407,326 for the six months ended June 30, 2003 and 2002, respectively. Publishing revenues have been reclassified to gain (loss) from discontinued operations on the accompanying condensed consolidated statement of operations in connection with the sale of Ignition Entertainment, Ltd. (See Note 2).

         Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051 and $90,000 for the six months ended June 30, 2003 and 2002, respectively.

         Revenues from Services and Commercial Software sold under licenses were $127,958 and $0 in the six months ended June 30, 2003 and 2002, respectively. The Company had no Services or Commercial Software sales in the corresponding period of 2002, because it had not yet acquired Springboard Technology Solutions, a Services and Commercial Software producing subsidiary.

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

         The Company believes that the adoption of the above pronouncements will, not have a material effect on the Company's condensed consolidated financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES


RECENT SALES OF UNREGISTERED SECURITIES

         The Company made the following issuances of unregistered securities since January 1, 2003.

         On August 5, 2003, the Company announced that it had acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The Company also entered into an agreement with an unrelated company to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $.033 per share, representing the closing market value on the date of grant.

         On July 31, 2003, the company announced that its wholly owned subsidiary ActiveCore Technologies Limited had received the first installment of $500,000 of a planned $2,000,000 term loan offering. Under the terms of the agreement, the first installment will accrue a 12% interest rate per annum and is repayable over a five-year term with no payments required in the first 12 months - the payments will be amortized over the remaining 48 months of the term loan. The loan is convertible into common stock of the Company at the rate of
4.5 shares for every 1 dollar of the loan balance due, excluding interest, remaining at the time of conversion. As additional consideration for the loan advance by the lender, the Company issued 500,000 warrants on July 30, 2003 to the lender for the purchase of 500,000 shares of common stock at a purchase price of $0.0312 per share. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes pricing model. The Company estimates the fair value of the warrant at the grant date by using the
Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expire July 31, 2004.

         On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

         On July 10, 2003, the Company entered into a Letter of Intent to acquire the source code for a software product known as XML/Connector for the health care vertical from an unrelated company which is a Colorado and Toronto based software development company. As part of the terms and conditions, the Company will pay (CAD) $120,000 in cash in the form of a note payable. On August 1, 2003, the Company issued 500,000 shares of common stock to the acquiree. These shares were valued at $.033 per share representing the closing market value on the date of grant.

         In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

         In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development and health care services. On August 1, 2003, each contractor was issued 500,000 shares of common stock as compensation in addition to ongoing salary costs. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

         In July 2003, the Company issued 1,562,700 unregistered shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

         During the six month period ended June 30, 2003, the Company issued 8,932,783 shares of common stock to the Investment Bankers for cash of $400,000 in connection with the Equity Line of Credit (See Note 6). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003. As of June 30, 2003, the remaining balance of the note payable to the Investment Banker totaled $600,000.

         On June 24, 2003, the Company issued 17,804,976 shares of common stock to the President of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

         On June 24, 2003, the Company issued 17,804,976 shares of common stock to a director of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

         On June 24, 2003, the Company issued 1,250,000 shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $.025 per share, or an aggregate of $31,250 representing the market value on the date of grant.

         On June 24, 2003, the Company issued 3,000,000 shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the market value on the date of grant. As of June 30, 2003, the Company has deferred $75,000 included in total stockholders' deficiency as deferred compensation and licensing fee on the accompanying condensed consolidated balance sheets.

         On June 24, 2003, the Company issued 300,000 shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued based upon the market value on the date of grant.

         On June 24, 2003, the Company issued 2,000,000 shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant. As of June 30, 2003, the Company has deferred approximately $33,000 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

         On June 24, 2003, the Company issued 5,000,000 shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000 on the date of grant.

         On June 24, 2003, the Company issued 50,000,000 shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock convertible into 35,000,000 shares of common stock; collectively valued at $0.23898 per share for a total purchase price of $11,949,155. The issuance of these 50,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See
Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

         On June 24, 2003, the Company issued 5,180,000 shares of common stock to two unrelated parties to obtain financing for the Company. Financing costs included in interest expense for the six months ended June 30, 2003 totaled $129,500 representing the market value on the date of grant.

         On June 24, 2003, the Company issued 500,000 shares of common stock that were released from escrow to an individual for services rendered from November 2002 to November 2003. The Board of Directors resolved that these shares are considered earned as of June 24, 2003. These shares were valued at $.025 per share, or an aggregate of $13,500 representing the market value on the date of grant.

         On May 28, 2003, the Company amended the Articles of  Incorporation  to
increase  the  total  number  of  authorized   common  and  preferred  stock  to
500,000,000 and 50,000,000 shares, respectively.

         On April 23, 2003, the Company issued 3,491,620 shares of common stock to the Investment Bankers for cash of $125,000 or $.036 per share.

         In 2002, the Company issued 50,000,000 shares of common stock to various officers and directors of the Company in accordance with the stock purchase agreement with International Technology Marketing ("ITM"). All shares were held in safekeeping pending the completion of an escrow agreement. As of December 31, 2002, 30,000,000 shares were earned and were released from escrow. The Company has accelerated the issuance of the final 20,000,000 shares from escrow. These 20,000,000 shares were released from escrow as stock-based compensation on June 30, 2003 and were valued at $.027, or an aggregate of $540,000 on the date of sale.

         On February 18, 2003, the Company issued 168,889 shares of common stock to the Investment Banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the Equity Line of Credit Agreement. These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

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

         During March 2003, the Company issued 2,155,964 shares of common stock to the Investment Bankers for cash of $150,000 or $.07 per share, in connection with the Equity Line of Credit.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 2003, the Company held its 2002 annual shareholders meeting. At the meeting, Brian MacDonald, Peter Hamilton and J. Stephen Smith were elected to the board of directors. In addition, the shareholders voted to increase the Company's authorized common stock to 500,000,000 shares. In connection with the re-election of the directors, there were 73,111,302 shares voted in favor of the directors, no votes against and 130,830 abstentions. In connection with the increase in authorized common stock, there were 71,390,374 shares voted in favor, 1,847,758 votes against and 4,000 abstentions.


ITEM 5.  OTHER INFORMATION

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

3.3          Certificate of Amendment of Articles of Incorporation   Provided herewith

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

10.11        Convertible Promissory Note dated May 2000 between      Incorporated by reference to Exhibit 10.11 to
             the Registrant and Rainbow Investments International    IVP Technology's Form 10-KSB filed on
             Limited                                                 April 15, 2002


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

10.23        Letter Agreement dated June 28, 2001, between the       Incorporated by reference to Exhibit 4.2 to
             Registrant and Thomas Chown                             IVP Technology's Form S-8 filed on July 23,
                                                                     2001

10.24        Letter Agreement dated May 30, 2001, between the        Incorporated by reference to Exhibit 4.3 to
             Registrant and Ruffa & Ruffa, P.C. for Modification     IVP Technology's Form S-8 filed on July 23,
             of Retainer Agreement                                   2001

10.25        Consulting Agreement dated September 1, 2000 between    Incorporated by reference to Exhibit 13.1 to
             the Registrant and Barry Gross d/b/a Gross Capital      IVP Technology's Form 10-KSB filed on July 5,
             Associates                                              2001

10.26        Consulting and Advisory Agreement dated September 25,   Incorporated by reference to Exhibit 13.2 to
             2000 between the Registrant and Koplan Consulting       IVP Technology's Form 10-KSB filed on July 5,
             Corporation                                             2001


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

10.29        Registration Rights Agreement dated April 3, 2002       Incorporated by reference to Exhibit 10.29 to
             between the Registrant and Cornell Capital Partners,    IVP Technology's Form 10-KSB filed on
             LP                                                      April 15, 2002

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

10.44        Consulting Agreement dated as of June 1, 2002           Incorporated by reference to Exhibit 10.44 to
             Ignition Entertainment Limited and Montpelier           IVP Technology's Form 10-QSB filed on August
             Limited                                                 19, 2002

10.45        Amendment to Equity Line of Credit Agreement dated      Incorporated by reference to Exhibit 10.45 to
             May 2002 between IVP Technology and Cornell Capital     IVP Technology's Amendment No. 2 to the Form
             Partners                                                SB-2 filed on November 14, 2002

10.46        Letter of Credit Facility dated as of April 10, 2002    Incorporated by reference to Exhibit 10.46 to
             between Revelate Limited and Ignition Entertainment     IVP Technology's Amendment No. 2 to the Form
             Limited                                                 SB-2 filed on November 14, 2002

10.47        Debenture dated as of June 14, 2002 between Revelate    Incorporated by reference to Exhibit 10.47 to
             Limited and Ignition Entertainment Limited              IVP Technology's Amendment No. 2 to the Form
                                                                     SB-2 filed on November 14, 2002

10.48        Standard Conditions for Purchase of Debts dated May     Incorporated by reference to Exhibit 10.48 to
             23, 2002 between DCD Factors PLC and Ignition           IVP Technology's Amendment No. 2 to the Form
             Entertainment Limited                                   SB-2 filed on November 14, 2002

10.49        All Assets Debenture dated as of May 23, 2002 between   Incorporated by reference to Exhibit 10.49 to
             DCD Factors PLC and Ignition Entertainment Limited      IVP Technology's Amendment No. 2 to the Form
                                                                     SB-2 filed on November 14, 2002

10.50        Memorandum of Agreement dated as of July 1, 2002        Incorporated by reference to Exhibit 10.50 to
             between Springboard Technology Solutions Inc. and IVP   IVP Technology's Amendment No. 2 to the Form
             Technology                                              SB-2 filed on November 14, 2002

10.51        Heads of Agreement dated as of December 28, 2001 and    Incorporated by reference to Exhibit 10.51 to
             amended on September 30, 2002 between TiG Acquisition   IVP Technology's Amendment No. 2 to the Form
             Corporation and IVP Technology                          SB-2 filed on November 14, 2002

10.52        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.1 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and Mount Sinai Hospital    on April 1, 2003
             entered into March 11, 2003 (Contract No. MDI02008)

10.53        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.2 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and Mount Sinai Hospital    on April 1, 2003
             entered into March 11, 2003 (Contract No. MDI02009)


10.54        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.3 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and Rouge Valley Health     on April 1, 2003
             System entered into September 12, 2002 (Contract No.
             MDI02003)

10.55        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.4 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and Rouge Valley Health     on April 1, 2003
             System entered into September 12, 2002 (Contract No.
             MDI02004)

10.56        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.5 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and York Central Hospital   on April 1, 2003
             entered into September 13, 2002 (Contract No.
             MDI02006)

10.57        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.6 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and York Central Hospital   on April 1, 2003
             entered into September 13, 2002 (Contract No.
             MDI02007)

10.58        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.7 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and St. Joseph's Medical    on April 1, 2003
             Centre entered into March 18, 2003 (Contract No.
             MDI03001)

10.59        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.8 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and St. Joseph's Medical    on April 1, 2003
             Centre entered into March 18, 2003 (Contract No.
             MDI03002-Expires March 31, 2004)

10.60        MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.9 to
             Development Retainer Services) between Medical Data     IVP Technology's Form 8-K filed with the SEC
             Integration Solutions group and St. Joseph's Medical    on April 1, 2003
             Centre entered into March 18, 2003 (Contract No.
             MDI03002-Expires June 11, 2004)

10.61        Intentionally omitted                                   Intentionally omitted

10.62        Developer and Distribution Agreement dated as of        Incorporated by reference to Exhibit 10.1 to
             February 10, 2003 between the Company and Tira          the Company's Form 8-K filed with the SEC on
             Wireless, Inc.                                          February 27, 2003.

10.63        Letter of Intent dated as of July 10, 2003              Provided herewith
             between the Company and Karora

10.64        Promissory Note dated as of July 30, 2003               Provided herewith

10.65        Warrant Certificate dated as of July 30, 2003           Provided herewith

10.66        Conversion Privilege of Lender                          Provided herewith

10.67        General Security Agreement dated as of July 30,         Provided herewith
             2003

10.68        Guarantee Agreement dated as of July 30, 2003           Provided herewith

10.69        Consulting Agreement dated as of June 3, 2003           Provided herewith
             between the Company and Rodger J. Cowwan

10.70        Agreement dated as of May 1, 2003 between the           Provided herewith
             Company and Hawk Associates, Inc.

10.71        Letter of Intent dated as of June 16, 2003              Provided herewith
             between the Company and ePocket Inc.

10.72        Consulting Agreement dated as of July 14, 2003          Provided herewith
             between the Company and Gerald Campbell

10.73        Letter of Intent dated as of June 16, 2003              Provided herewith
             between the Company and SCI Healthcare Group, Inc.

10.74        Merchandising License Agreement dated as of             Provided herewith
             July 21, 2003 between the Company and Zorro
             Productions, Inc.


31.1         Certification re: Section 302                           Provided herewith

32.1         Certification re: Section 906                           Provided herewith

         (B)   REPORTS ON FORM 8-K.

         On August 8, 2003, the Company announced that it had entered into a Letter of Intent with E Communities UK Limited.

         On June 3, 2003, the Company announced that it intended to sell Ignition Entertainment.

         On  April  1,  2003,  the  Company  announced  that  its  Medical  Data
Integration Solutions Group entered into service agreements with four Toronto hospitals.

         On February 27, 2003, the Company announced it entered into an agreement with Tira Wireless.

                                   SIGNATURES

         Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/S/ BRIAN MACDONALD                                             August 27, 2003
-----------------------------------------------------
By:      Brian MacDonald
         President, Chief Executive Officer and
         Acting Chief Financial Officer