Form 10QSB
period 2003-09-30
IVP TECHNOLOGY CORP
filed 2003-11-19
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

      [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
               -------------------------------------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                           IVP TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Nevada                                   65-6998896
            ------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


      2275 Lakeshore Blvd West, Suite 401, Toronto, Ontario M8V 3Y3 Canada
                   (Address of principal executive offices)

                                (416) 252-6200
                          (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 278,707,703 shares of common stock, $.001 par value, were outstanding on September 30, 2003

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I - FINANCIAL INFORMATION
         ITEM 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2003
                   (Unaudited) and December 31, 2002

                  Condensed Consolidated Statement of Operations for the Nine
                   months and Nine Months Ended September 30, 2003 and September 30, 2002, (Unaudited)

                  Condensed Consolidated Statements of Stockholders' Deficiency
                   for the Nine Months ended September 30, 2003 (Unaudited)

                  Condensed Consolidated Statements Of Cash Flows For The Nine
                   Months Ended September 30, 2003 And 2002 (Unaudited)

                  Notes To Condensed Consolidated Financial Statements As Of
                   September 30, 2003 (Unaudited)

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.  Control and Procedures

PART II- OTHER INFORMATION

         ITEM 1.  Legal Matters

         ITEM 2.  Changes in Securities

         ITEM 3.  Defaults Upon Senior Securities

         ITEM 4.  Submission of Matters to a Vote of Security Holders

         ITEM 5.  Other information

         ITEM 6.  Subsequent Events, Exhibits and Reports on Form 8-K

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                    CONTENTS
                                    --------

PAGE                 1         CONDENSED  CONSOLIDATED  BALANCE SHEETS AS OF  SEPTEMBER 30,  2003  (UNAUDITED)  AND
                               DECEMBER 31, 2002

PAGE                 2         CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGE                 3         CONDENSED  CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  DEFICIENCY FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30, 2003 (UNAUDITED)

PAGES              4 - 5       CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER
                               30, 2003 AND 2002 (UNAUDITED)

PAGES              6 - 22      NOTES TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  AS OF  SEPTEMBER  30, 2003
                               (UNAUDITED)


                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            ASSETS
                                                            ------
                                                                                September 30, 2003     December 31,
                                                                                    (Unaudited)            2002
                                                                                -----------------      -------------
Current assets
 Cash                                                                          $         65,066       $     63,162
 Accounts receivable, less allowance for doubtful accounts of $43,970
  as of September 30, 2003 and December 31, 2002                                         66,779             17,165
 Prepaid expenses and other current assets                                              171,723             34,610
                                                                                -----------------      -------------
     Total Current Assets                                                               303,568            114,937
                                                                                -----------------      -------------
PROPERTY AND EQUIPMENT
 Property and equipment                                                                 227,177            173,246
 Accumulated depreciation                                                              (131,460)           (79,688)
                                                                                -----------------      -------------
     Property and Equipment, Net                                                         95,717             93,558
                                                                                -----------------      -------------

OTHER ASSETS
 License agreements - software, net of accumulated amortization of
  $624,411 and $356,806 as of September 30, 2003 and December 31, 2002,
  respectively                                                                          204,906            356,806
 Intangible asset - customer list                                                       275,000               -
 Investment at cost                                                                     250,000               -
 Deferred consulting expense                                                            196,850             71,816
 Goodwill                                                                               100,000               -
                                                                                -----------------      -------------
     Total Other Assets                                                               1,026,756            428,622
                                                                                -----------------      -------------

TOTAL ASSETS                                                                   $      1,426,041       $    637,117
------------                                                                    =================      =============


                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                         ----------------------------------------
CURRENT LIABILITIES
 Accounts payable                                                              $        681,763       $    657,402
 Accrued liabilities                                                                     80,775            169,679
 Taxes payable                                                                          187,527             32,150
 Accrued interest                                                                        58,110             14,974
 Leases payable, current portion                                                         22,013               -
 Net liabilities of discontinued operations                                                -             1,417,619
 Note payable, current portion                                                          542,886            104,020
 Common stock to be issued                                                               18,000          3,617,746
 Convertible preferred stock to be issued, short-term                                      -             4,779,662
 Due to related parties                                                                  97,637            369,226
 Other current liabilities                                                                2,683            134,088
                                                                                -----------------      -------------
     Total Current Liabilities                                                        1,691,394         11,296,566
                                                                                -----------------      -------------
CONTINGENCIES AND COMMITMENTS

LONG-TERM LIABILITIES
 Note payable, long-term portion                                                        500,000               -
 Convertible debentures                                                                    -               150,000
 Lease payable, long-term                                                                 8,603             25,570
 Convertible preferred stock to be issued, long-term                                       -             3,584,747
                                                                                -----------------      -------------
     Total Long-Term Liabilities                                                        508,603          3,760,317
                                                                                -----------------      -------------

TOTAL LIABILITIES                                                                     2,199,997         15,056,883
-----------------                                                               -----------------      -------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
  issued and outstanding                                                                   -                  -
 Common stock, $0.001 par value, 500,000,000 and 150,000,000 shares authorized, 278,707,703 and 99,449,261 shares issued and 267,707,703 and 99,449,261 shares outstanding as of September 30, 2003 and
  December 31, 2002, respectively                                                       278,708             99,449
 Additional paid-in capital                                                          36,166,766         20,870,864
 Accumulated deficit                                                                (36,185,595)       (35,248,562)
 Less: treasury stock (11,000,000 shares)                                              (770,000)              -
 Other comprehensive (loss) income - exchange gain                                     (111,297)            80,795
 Less: deferred equity line commitment fees                                             (91,062)          (222,312)
 Less: deferred compensation                                                            (61,476)              -
                                                                                -----------------      -------------
     Total Stockholders' Deficiency                                                    (773,956)       (14,419,766)
                                                                                -----------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $      1,426,041       $    637,117
----------------------------------------------                                  =================      =============


                              See accompanying notes to condensed consolidated financial statements.

                                                                1

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -----------------------------------------------
                                                             (UNAUDITED)

                                                        For The Three      For The Three      For The Nine       For The Nine
                                                         Months Ended       Months Ended      Months Ended       Months Ended
                                                        September 30,      September 30,        September          September
                                                             2003               2002            30, 2003           30, 2002
                                                        --------------     ---------------    --------------     --------------

NET SALES                                              $      124,767     $      167,070     $     355,776      $      257,070
                                                        --------------     --------------     -------------      --------------

COST OF SALES
 Product costs                                                 20,962             24,059           121,893              24,059
 Development costs                                               -                  -                 -                  1,030
 Distribution and other costs including
   amortization of license                                     92,983            298,674           279,172           1,203,972
                                                        --------------     --------------     -------------      --------------
     Total Cost of Sales                                      113,945            322,733           401,065           1,229,061
                                                        --------------     --------------     -------------      --------------

GROSS PROFIT (LOSS)                                            10,822           (155,663)          (45,289)           (971,991)
                                                        --------------     --------------     -------------      --------------

OPERATING EXPENSES
 Salaries and wages                                           270,095             54,124           506,069             54,124
 Stock-based compensation                                      37,500          3,800,000           618,080          3,800,000
 Consulting fees                                              119,044            102,835           212,974            452,815
 Legal and accounting                                          60,335             40,192           214,209            252,166
 Management fees                                               44,346             23,301           120,688             81,107
 General and administrative                                   170,540           (170,872)          562,907            153,889
 Financial advisory fees                                        9,098               -               39,914            150,000
 Amortization and depreciation                                  9,656            107,921            28,378            271,671
                                                        --------------     --------------     -------------      --------------
      Total Operating Expenses                                720,614          3,957,501         2,303,219           5,215,772
                                                        --------------     --------------     -------------      --------------

LOSS FROM OPERATIONS                                         (709,792)        (4,113,164)       (2,348,508)         (6,187,763)
                                                        --------------     --------------     -------------      --------------

OTHER INCOME (EXPENSE)
 Gain on early extinguishment of debt                            -               924,904              -              1,021,238
 Interest income                                                 -                 5,084             6,497               5,126
 Interest expense                                             (88,673)           (11,432)         (315,803)            (77,577)
 Foreign exchange gain                                         43,821               -               57,895                -
                                                        --------------     --------------     -------------      --------------
      Total Other Income (Expense)                            (44,852)           918,556          (251,411)            948,787
                                                        --------------     --------------     -------------      --------------

LOSS FROM CONTINUING OPERATIONS                              (754,644)        (3,194,608)       (2,599,919)         (5,238,976)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                               -              (915,876)         (733,123)         (1,127,835)
 Gain on sale of discontinued operations                         -                  -            2,396,009                -
                                                        --------------     --------------     -------------      --------------
      (Loss) Gain from Discontinued Operations, Net              -              (915,876)        1,662,886          (1,127,835)
                                                        --------------     --------------     -------------      --------------

NET (LOSS)                                             $     (754,644)    $   (4,110,484)    $    (937,033)     $   (6,366,811)
----------                                             ===============    ===============    ==============      ==============

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS -
 BASIC AND DILUTED                                     $        (0.00)    $        (0.03)    $       (0.02)     $       (0.06)
                                                        ==============     ==============     =============      ==============

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED
 OPERATIONS - BASIC                                    $          0.00    $        (0.01)    $         0.01   $         (0.01)
                                                        ==============     ==============     =============      ==============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $        (0.00)    $        (0.03)    $       (0.01)   $         (0.07)
                                                        ==============     ==============     =============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED                          262,456,836        118,299,435       159,960,377          95,218,392
                                                        ==============     ==============     =============      ==============

                              See accompanying notes to condensed consolidated financial statements.


                     IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                     --------------------------------------------
                                     (UNAUDITED)

                                                                                   Additional
                                    Preferred Stock            Common Stock         Paid-In         Accumulated
                                   Shares      Amount       Shares      Amount      Capital           Deficit
                                 ----------   -------    -----------   ---------  ------------    -------------

Balance, December 31, 2002           -        $  -        99,449,261   $  99,449  $ 20,870,864    $(35,248,562)

Stock issued for
 services and settlements            -           -        82,985,949      82,986     2,074,030           -

Stock issued for cash                -           -        29,000,001      29,001       869,088           -

Stock issued to former
 shareholders of
 Ignition Entertainment, Ltd.    3,500,000     3,500      15,000,000      15,000    11,930,656           -

Conversion of preferred
 stock to common stock          (3,500,000)   (3,500)     35,000,000      35,000       (31,500)          -

Stock to be received
 from the sale of
 Ignition
 Entertainment, Ltd.                 -           -             -            -            -              -

Stock issued for asset
 acquisitions                        -           -         7,272,492       7,272       213,628          -

Stock issued for
 investment                          -           -        10,000,000      10,000       240,000          -

Deferred cost recognized             -           -             -            -            -              -

Net loss for the period              -           -             -            -            -            (937,033)

Cumulative translation
 adjustment                          -           -             -            -            -              -

Comprehensive loss                   -           -             -            -            -              -
                                 ----------   --------   -----------   ---------  ------------    -------------
BALANCE,
 SEPTEMBER 30, 2003                  -        $  -       278,707,703   $ 278,708  $ 36,166,766    $(36,185,595)
 ------------------              ==========   ========   ===========   =========  ============    =============


           See accompanying notes to condensed consolidated financial statements.

                     IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                     --------------------------------------------
                                     (UNAUDITED)

                                                   Deferred       Deferred
                                                 Compensation    Equity Line       Other
                                  Treasury       & Licensing     Commitment     Comprehensive
                                    Stock           Fees            Fees        Income (Loss)       Total
                                 ------------    -----------     ------------   --------------  -------------
Balance, December 31, 2002       $     -         $    -          $  (222,312)   $     80,795    $(14,419,766)

Stock issued for
 services and settlements              -            (61,476)          -                 -          2,095,540

Stock issued for cash                  -              -               -                 -            898,089

Stock issued to former
 shareholders of
 Ignition Entertainment, Ltd.          -              -               -                 -         11,949,156

Conversion of preferred
 stock to common stock                 -              -               -                 -               -

Stock to be received
 from the sale of
 Ignition
 Entertainment, Ltd.                (770,000)         -               -                 -           (770,000)

Stock issued for asset
 acquisitions                          -              -               -                 -            220,900

Stock issued for
 investment                            -              -               -                 -            250,000

Deferred cost recognized               -              -              131,250            -           131,250

Net loss for the period                -              -               -                 -           (937,033)

Cumulative translation
 adjustment                            -              -               -             (192,092)       (192,092)
                                                                                                -------------

Comprehensive loss                     -              -               -                 -         (1,129,125)
                                 ------------    -----------     ------------   -------------   -------------
BALANCE,
 SEPTEMBER 30, 2003              $  (770,000)    $  (61,476)     $   (91,062)   $   (111,297)   $   (773,956)
 ------------------              ============    ===========     ===========    =============   =============


        See accompanying notes to condensed consolidated financial statements.

                                          3A

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -----------------------------------------------
                                                             (UNAUDITED)

                                                                                For The Nine Months Ended    For The Nine Months
                                                                                   September 30, 2003      Ended September 30, 2002
                                                                                -------------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                          $         (937,033)       $      (6,366,811)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of discontinued operations                                                  (2,396,009)                    -
  Amortization and depreciation                                                                39,721                  276,712
  Amortization of licensing agreements                                                        267,603                1,172,672
  Amortization of consulting agreements and commitment fees                                   256,874                  267,500
  Interest expense on beneficial conversion                                                      -                      64,286
  Gain on early extinguishment of debt                                                           -                  (1,021,238)
  Decrease in deferred tax asset                                                               71,816                     -
  Stock issued for commitment fees and penalties                                               22,800                     -
  Stock issued for compensation                                                               553,501                3,800,000
  Stock issued for financing costs                                                            129,500                     -
  Stock issued for services                                                                    62,500                  567,781
 Changes in operating assets and liabilities, net of effects of discontinued
 operations:
  (Increase) decrease in accounts receivable                                                 (112,679)                 167,324
  Decrease (increase) in inventory                                                            304,783                   54,453
  (Increase) decrease in prepaid expenses and other current assets                           (150,669)                  14,611
  Increase in other assets                                                                       -                     (94,071)
  Decrease in accounts payable                                                                (53,318)                (281,519)
  Decrease in accrued liabilities                                                            (172,929)                    -
  Increase in taxes payable                                                                   203,370                   73,909
  (Decrease) increase in other current liabilities                                            (69,603)                 283,258
  Increase (decrease) in accrued interest                                                      43,136                  (23,357)
  Net effect of discontinued operations                                                       213,924                     -
                                                                                -------------------------  ------------------------
         Net Cash Used In Operating Activities                                             (1,722,712)              (1,044,490)
                                                                                -------------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash received from acquisition                                                                  -                   1,132,039
 Cash Paid for acquisition                                                                       -                    (367,217)
 Cash paid from sale of discontinued operations                                                  (160)
 Cash paid for licensing agreement                                                               -                    (713,612)
 Purchase of software rights                                                                  (94,803)
 Purchases of fixed assets                                                                     (9,126)                (402,870)
                                                                                -------------------------  ------------------------
         Net Cash Used In Investing Activities                                               (104,089)                (351,660)
                                                                                -------------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft                                                                                  -                      11,035
 Repayment of notes payable                                                                (1,036,134)                    -
 Proceeds from notes payable                                                                1,674,146                1,300,339
 Proceeds from related parties                                                                299,878                     -
 Proceeds from factors                                                                        116,503                   61,929
 Proceeds from issuance of common stock                                                       898,088                    7,501
 Payment on leases                                                                            (25,474)                    -
                                                                                -------------------------  ------------------------
         Net Cash Provided By Financing Activities                                          1,927,007                1,380,804
                                                                                -------------------------  ------------------------

EFFECT OF FOREIGN EXCHANGE RATES                                                              (98,302)                  15,114
                                                                                -------------------------  ------------------------

NET DECREASE IN CASH FOR THE PERIOD                                                             1,904                     (232)

CASH - BEGINNING OF PERIOD                                                                     63,162                      232
                                                                                -------------------------  ------------------------

CASH - END OF PERIOD                                                               $           65,066        $            -
--------------------                                                            =========================  ========================

                               See accompanying notes to condensed consolidated financial statements.

                                                                 4

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           -----------------------------------------------
                                                             (UNAUDITED)


                                                                       For The Nine Months Ended       For The Nine Months Ended
                                                                           September 30, 2003             September 30, 2002
                                                                       ---------------------------    ----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                              $                     47,182    $                       -
                                                                       ===========================    ============================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

Equipment purchased under capital leases                            $                     17,193    $                       -
                                                                       ===========================    ============================
Acquisition of Ignition Entertainment Ltd.                          $                       -       $                  1,132,039
                                                                       ===========================    ============================
Acquisition of Springboard Technology Solutions Inc.                $                       -       $                        260
                                                                       ===========================    ============================
Common and preferred stock issued to satisfy common and
preferred stock to be issued for the acquisition of Ignition        $                 11,949,156    $                       -
                                                                       ===========================    ============================
Common stock issued to acquire other income producing assets        $                    220,900    $                       -
                                                                       ===========================    ============================
Common stock issued for deferred consulting expenses                $                    383,950    $                       -
                                                                       ===========================    ============================
Common stock issued for payment of accrued bonuses                  $                     60,450    $                       -
                                                                       ===========================    ============================
Common stock issued for payment of commitment fees                  $                       -       $                    350,000
                                                                       ===========================    ============================
Common stock issued for payment of debt and accrued
  interest thereon                                                  $                    944,329    $                    983,773
                                                                       ===========================    ============================
Common stock issued for payment of amounts due to related parties   $                    929,316    $                       -
                                                                       ===========================    ============================
Common stock issued for payment of common stock to be issued
 for services                                                       $                     65,000    $                     50,000
                                                                       ===========================    ============================
Common stock issued for investment                                  $                    250,000    $                       -
                                                                       ===========================    ============================

                               See accompanying notes to condensed consolidated financial statements.

                                                                 5

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) Organization
         ----------------

          The consolidated financial statements of IVP Technology Corporation d.b.a. ActiveCore Technologies, Inc. (formerly Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, d.b.a. ActiveCore Technologies, Inc., and its subsidiaries: ActiveCore Technologies Ltd. (formerly Springboard Technology Solutions Inc.), a Canadian company; and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

          The Company operates in two market segments, enterprise and consumer. The enterprise component develops, markets, licenses, installs and services data solutions. The consumer market group develops and publishes interactive software games designed for mobile phones, other handheld devices, and web-sites. The consumer unit also distributes games developed by third parties. In 2002 the Company also produced video games for personal computers and various console gaming platforms. (see Note 2 - Discontinued Operations)

          (B) Basis of Presentation
          -------------------------

          The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2002 was derived from the audited consolidated balance sheet included in the Company's Annual Report Form 10-KSB. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited consolidated financial statements and the accompanying notes thereto included in the Company's Annual Report Form 10-KSB. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. All material inter-company accounts have been eliminated in consolidation.

          (C) Going Concern
          -----------------

          The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has a net loss of $937,033, and a negative cash flow from operations of $1,722,712 for the nine months ended September 30, 2003. The Company also has a working capital deficiency of $1,387,826 and a stockholders' deficiency of $773,956 at September 30, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan is to continue to attempt to raise additional debt or equity capital until such time the Company is able to generate sufficient operating revenue.

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

          (D) Reclassifications
          ---------------------

          Certain reclassifications have been made to the previously reported amounts to conform to the Company's current period presentation.

          (E) Use of Estimates
          --------------------

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


          recoverability of prepaid royalties and licencing, capitalized software development costs and other intangibles and the adequacy of allowances for returns, and doubtful accounts. Actual amounts could differ significantly from these estimates.

          (F) Fair Value of Financial Instruments
          ---------------------------------------

          The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and other laibilties approximate fair value because of their short maturities. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

          For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

          (G) Earnings (Loss) Per Share
          -----------------------------

          Basic and diluted earnings (loss) per common share is based on net loss divided by the weighted average number of common shares or common equivalent shares outstanding. For the three and nine months ended September 30, 2002, common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

          (H) Recent Accounting Pronouncements
          ------------------------------------

          In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis;
          (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


          In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

          In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


          In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

          Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

          In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

          The Company  believes  that the  adoption of the above  pronouncements
          will  not  have  a  material   effect  on  the   Company's   condensed
          consolidated financial position or results of operations.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


NOTE 2    DISCONTINUED OPERATIONS
------    -----------------------

          Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of the Company's common stock originally issued to and held by the former shareholders. The transaction resulted in a gain of $2,396,009, which has been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2003, as a gain on sale of discontinued operations.

          Upon execution of the sale agreement in June 2003, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2002 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and will be distributed to the former owners. Immediately following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders will return 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement (See Note 9).

          In connection with the sale agreement, the Company will retain rights to certain intellectual property and receive a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. In addition to the source code licensing agreement, the Company will also receive a distribution agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company will pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles. As of September 30, 2003, the Company did not assign any value to the acquired intellectual property due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.

          Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. as of April 1, 2003 and December 31, 2002 and for the period from January 1, 2003 through April 1, 2003 and for the three and nine months ended September 30, 2002:


                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      AS OF SEPTEMBER 30, 2003
                                      ------------------------
                                             (UNAUDITED)


                                                             As of               As of December
                                                        April 1, 2003              31, 2002
                                                      -------------------     -------------------
Cash                                               $                160    $            213,923
Accounts receivable, net                                        212,741                 149,676
Inventory                                                        78,955                 383,738
Prepaid expenses                                                113,044                  99,488
Property, plant and equipment, net                              417,727                 442,674
Other assets                                                     24,963                    -
                                                      -------------------     -------------------
  Total Assets                                     $            847,590    $          1,289,499
                                                      -------------------     -------------------

Accounts payable                                              1,044,294               1,182,423
Accrued liabilities                                             134,058                 240,833
Due to factor                                                   211,249                  94,746
Taxes payable                                                   436,513                 388,520
Translation adjustment                                           93,790                    -
Notes payable                                                   129,366                  80,220
Due to related parties                                          424,329                 720,376
                                                      -------------------     -------------------
  Total Liabilities                                           2,473,599               2,707,118
                                                      -------------------     -------------------

  Net Liabilities of Discontinued Operations       $          1,626,009    $          1,417,619
                                                      ===================     ===================

                                           For the Period
                                               From                   For the Three               For the Nine
                                          January 1, 2003             Months Ended               Months Ended
                                              Through                 September 30,              September 30,
                                           April 1, 2003                 2002                       2002
                                        ---------------------      -------------------   ------------------------
Revenues, net                        $            1,087,906     $          1,241,332       $          1,648,658
Cost of sales                                       960,501                1,235,730                  1,618,446
                                        ---------------------      -------------------   ------------------------
 Gross profit                                       127,405                    5,602                     30,212
 Operating expenses                                 815,985                  906,967                  1,135,708
                                        ---------------------      -------------------   ------------------------
  Loss from discontinued
   operations                                      (688,580)                (901,365)                (1,105,496)
                                        ---------------------      -------------------   ------------------------
 Other expense                                      (44,543)                 (14,511)                   (22,339)
                                        ---------------------      -------------------   ------------------------

   Net loss from discontinued
    operations                       $             (733,123)    $           (915,876)      $         (1,127,835)
                                        =====================      ===================   ========================

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE 3   PREPAID EXPENSES AND OTHER CURRENT ASSETS
------   -----------------------------------------

         Prepaid expenses and other current assets as of September 30, 2003 and December 31, 2002 consist of:


                                              September 30,       December 31,
                                                   2003               2002
                                             --------------      ------------

         Prepaid expenses                   $         9,300     $      14,763
         GST receivable                              21,585            18,002
         Receivable, unrelated parties              140,462              -
         Other                                          376             1,845
                                             --------------      ------------

         Total                              $       171,723     $      34,610
                                             ==============      ============

NOTE 4   INVESTMENT
------   ----------

         On June 26, 2003, the Company purchased 5% of the then issued share capital of ePocket, Inc. for 10,000,000 shares of the Company's unregistered common stock or the equivalent of $300,000 Canadian dollars ("CAD"). The Company is in the process of registering the 10,000,000 shares. The shares will then be sold in the open market. If the sale of these shares does not generate the amount of funds required ($300,000 CAD), the Company will be required to fund the difference. If the sales of the shares exceed the minimum required amount, the Company may increase its interest in or have any remaining unsold shares returned for cancellation or rescission. The Company issued the 10,000,000 shares on June 26, 2003. The shares were valued at $0.025 per share or an aggregate of $250,000, representing the market value at the date of grant. The investment in ePocket, Inc. is valued at cost in the accompanying condensed consolidated balance sheet.

NOTE 5   ACQUISITIONS
------   ----------

         On September 30, 2003 the Company issued 6,472,492 shares of common stock in connection with the acquisition of the data integration division of SCI Healthcare Group. The shares were valued based on the closing price of the Company's common stock on September 18th, being the contracted determination date, which represented $200,000. An additional cash consideration of $175,000 was given in the form of a promissory note. There is a further provision to allow for the increase or reduction of a percentage of the issued shares if certain gross revenue targets are not met. The shares are therefore being held in trust by the seller's legal counsel. The Company allocated the purchase price between goodwill ($100,000) and customer list ($275,000). The customer list will be amortized over a term of three years based on the
         tenure  and  cancellability  of  existing   contracts.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         The following unaudited pro forma consolidated results of operations are presented as if the acquisition of the data integration division of SCI Healthcare Group had been made at the beginning of the period presented:


                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                                   2003
                                                             --------------

           Net sales                                        $       802,479
           Net loss                                                (946,869)
           Basic and diluted loss per share                 $         (0.01)

         On July 22, 2003, the Company acquired the source code license for a software product known as XML/Connector for the healthcare industry, from an unrelated company, which is a Colorado and Toronto based software development company. As part of the terms and conditions, the Company paid (CAD) $120,000 in cash in the form of a note payable, and on August 1, 2003, issued 500,000 shares of common stock to the seller. These shares were valued at $.025 per share, or an aggregate of $12,500, representing the market value on the date of grant. At September 30, 2003, the balance owing on the promissory note was $36,955. Subsequently, on August 19, 2003, the Company acquired the intellectual property rights of the XML/Connector. As a result, the seller will cease to develop the product and will transfer all existing customer contracts to the Company. As part of the terms and conditions, the Company paid (CAD) $10,000 in cash at closing and on September 30, 2003 issued 300,000 shares of common stock to the seller. These shares were valued at $.028 per share or an aggregate of $8,400, representing the market value on the date of grant. The combined values of the XML/Connector purchase total $115,703 and are included in license agreements on the accompanying condensed consolidated balance sheet. Amortization will begin in the fourth quarter of 2003 as sales of the product are expected to commence during that period.

NOTE 6   NOTES PAYABLE

         Notes payable consists of the following:

                                                                             September 30,           December 31,
                                                                                 2003                   2002
                                                                         ------------------      -------------------
         1,000,000 note payable to Cornell Capital Partners, LP,        $           226,911     $               -
          non-interest bearing (1)


                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         Note payable to IBEW Local Union 105, five-year term,
          no principal payments until August 2004, bearing interest
          at 12% per annum (2)                                                      500,000                     -

         Note payable to SCI Healthcare Group, unsecured (3)                        200,000                     -

         Note payable to Berra Holdings, payable on demand, bearing
          interest at 6% per annum                                                   79,020                  104,020

         Note payable to Karora Technologies, Inc., unsecured (4)                    36,955                     -
                                                                           ------------------      -------------------
                                                                                  1,042,886                  104,020
         Less: current portion                                                      542,886                  104,020
                                                                           ------------------      -------------------

             Notes Payable - Long-Term Portion                          $           500,000     $               -
                                                                           ==================      ===================

         (1) In February 2003, the Company received $970,000 proceeds from the issuance of a $1 million promissory note net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note was non-interest bearing and was to be paid in full within 95 calendar days. The Company has the discretion to repay the note either with the cash received from the issuance of stock under the Equity Line of Credit Agreement or with cash received from operations or other financing sources. The note was not fully paid when due, and the outstanding principal balance owed is payable in full together with interest that will be charged at the rate of 24% per annum or the highest rate permitted by law, if lower. The Company has accrued $34,707 at September 30, 2003, which is included in accrued interest in the current liabilities section of the accompanying condensed consolidated balance sheet. See Note 8 below for partial repayment of this note.

         (2) On July 31, 2003, the Company's wholly owned subsidiary ActiveCore Technologies Limited, received the first installment of $500,000 of a planned $2,000,000 term loan offering from an electrical workers union in Toronto, Canada. Under the terms of the agreement, the first installment will accrue a 12% interest rate per annum and is repayable over a five-year term with no payments required in the first 12 months - the payments will be amortized over the remaining 48 months of the term loan. The loan is convertible into common stock of the Company at the rate of
               4.5 shares for every 1 dollar of the loan balance due, excluding interest, remaining at the time of conversion. As additional consideration for the loan advance by the lender, the Company issued 500,000 warrants on July 30, 2003 to the lender for the purchase of 500,000 shares of common stock at a purchase price of

                        IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AS OF SEPTEMBER 30, 2003
                                 ------------------------
                                       (UNAUDITED)

               $0.0312 per share. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes option pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expire July 31, 2004. The loan is collateralized by substantially all of the assets of the Company.

         (3) As part of the terms and conditions of the acquisition of the data integration division of SCI Healthcare Group (See Note 5), part of the consideration paid was in the form of a promissory note for $175,000. Additionally, $25,000 of the note payable was used to purchase computer software. The terms of the note stated that this note would be paid in full by the Company no later than October 7, 2003. The note contained a default provision that allowed for interest on the unpaid balance to accrue at 18% per annum until paid in full. As of the date of this filing, the note remains unpaid and the Company has received a waiver of default from SCI Healthcare Group.

         (4) As part of the terms and conditions of the acquisition of XML/Connector (See Note 5), part of the consideration paid was in the form of a promissory note for (CAD) $120,000. The terms of the note stated that this note would be paid in full by the Company no later than September 30, 2003. The note contained a default provision that allowed for interest on the unpaid balance to accrue at 10% per annum until paid in full. As of the date of this filing, $36,955 remains unpaid and the noteholder has not demanded payment on the overdue amount.

NOTE 7   CONTINGENCIES AND COMMITMENTS
------   -----------------------------

         Activecore Technologies, Ltd., the Canadian subsidiary has a liability to the Canada Customs and Revenue Agency ("CCRA") in respect of unremitted payroll taxes in the amount of $184,000 which figure is comprised of $101,000 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying condensed consolidated balance sheet as of September 30, 2003. An aggressive collection effort by the CCRA could have a significant negative effect on the Company's operations.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


NOTE 8   STOCKHOLDERS' DEFICIENCY
------   ------------------------

         On February 18, 2003, the Company issued 168,889 shares of common stock to an investment banker for payment of penalties for not completing the SB-2 filing by the due date of July 2, 2002 per the terms of the registration rights agreement entered into in connection with the Equity Line of Credit Agreement. These shares were valued at $0.13 per share or an aggregate of $21,956, representing the closing market value on the date of grant.

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

         During the nine month period ended September 30, 2003, the Company issued 25,508,381 shares of common stock to the Investment Bankers for cash of $773,089 in connection with the Equity Line of Credit (See Note
         6). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003.

         On April 23, 2003, the Company issued 3,491,620 shares of common stock to the Investment Bankers for cash of $125,000 or $.036 per share.

         On May 28, 2003, the Company amended the Articles of Incorporation to increase the total number of authorized common and preferred stock to 500,000,000 and 50,000,000 shares, respectively.

         On June 26, 2003, the Company issued 17,804,976 shares of common stock to the president of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

         On June 26, 2003, the Company issued 17,804,976 shares of common stock to a director of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


         On June 26, 2003, the Company issued 1,250,000 shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $.025 per share, or an aggregate of $31,250 representing the market value on the date of grant.

         On June 26, 2003, the Company issued 3,000,000 shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the market value on the date of grant. As of September 30, 2003, the Company has deferred $61,476 included in total stockholders' deficiency as deferred compensation in the accompanying condensed consolidated balance sheets.

         On June 26, 2003, the Company issued 300,000 shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued based upon the market value on the date of grant.

         On June 26, 2003, the Company issued 2,000,000 shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant. As of September 30, 2003, the Company has deferred $8,333, included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

         On June 26, 2003, the Company issued 5,000,000 shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000, representing the market value on the date of grant. At September 30, 2003, the Company has deferred $83,333, included in deferred consulting expense on the accompanying condensed consolidated balance sheets.

         On June 26, 2003, the Company issued 50,000,000 shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock convertible into 35,000,000 shares of common stock; collectively valued at $0.23898 per share for a total purchase price of $11,949,156. The issuance of these 50,000,000 shares of common stock relieved $11,949,156 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


         On June 26, 2003, the Company issued 5,180,000 shares of common stock to two unrelated parties for fees and interest payable relating to financing for the Company. Financing costs included in interest expense for the nine months ended September 30, 2003 totaled $129,500 representing the market value on the date of grant.

         On June 26, 2003, the Company issued 500,000 shares of common stock that were released from escrow to an individual for services rendered. These shares were valued at $.025 per share, or an aggregate of $13,500 representing the market value on the date of grant, which was expensed for the nine months ended September 30, 2003.

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

         On August 1, 2003, the Company issued 500,000 shares of common stock in connection with the acquisition of the XML/Connector source code license. The shares were valued at $.025 per share representing the market value on the date of grant (See Note 5).

         On September 30, 2003, the Company issued 300,000 shares of common stock in connection with the acquisition of the intellectual property rights of the XML/Connector. The shares were valued at $.028 per share representing the market value on the date of grant (See Note 5).

         On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.025 per share, representing the market value on the date of grant. The Company has deferred $75,000 included in deferred consulting expense in the accompanying condensed consolidated balance sheets.

         In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant. The Company has deferred $3,600 included in deferred consulting expense on the accompanying condensed consolidated balance sheets.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

         In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development and medical data integration services, respectively. On August 1, 2003, each contractor was issued 500,000 shares of common stock as compensation. These shares were valued at $.025 per share, representing the market value on the date of grant.

         In July 2003, the Company issued 1,562,700 unregistered shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $.025 per share, representing the market value on the date of grant.

         The Company entered into an agreement with an unrelated company to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.025 per share, representing the market value on the date of grant.

         On September 30, 2003, the Company entered into a contract with an independent advisor to consult with the Company with regard to finance activities and general corporate development. The Company issued 1,000,000 shares of common stock, which were valued at $.029 per share, representing the market value on the date of grant. The Company has deferred $26,583 of this charge.

         On  September  30,  2003,  the  Company  issued   6,472,492  shares  in
         connection with the acquisition of certain assets of the data integration unit of SCI Healthcare Group. The shares were valued as at the closing price on September 18, 2003 being the contracted determination date, which represented $200,000. An additional cash consideration of $175,000 was given in the form of a promissory note (See Note 5).

         On September 30, 2003 the Company issued 150,000 shares as bonuses to employees for successful completion of certain technology. The shares were valued at $.028 per share, representing the closing bid price on the date of the board resolution.

         On June 26, 2003 the Company purchased 5% of the then issued share capital of ePocket, Inc. for 10,000,000 shares of common stock valued at $250,000 (See Note 4).

NOTE 9   TREASURY STOCK
------   --------------

         Treasury stock is shown at cost and consists of 11,000,000 shares of common stock held in trust with an independent third party as of September 30, 2003. The value of the 11,000,000 shares to be received in connection with the sale of Ignition Entertainment, Ltd. was $770,000, representing the closing market value on the effective date of the sale.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

NOTE 10  AGREEMENTS
-------  ----------

         (A) DEVELOPMENT AND DISTRIBUTION AGREEMENT
         ------------------------------------------

         On February 10, 2003, the Company signed a development and distribution agreement with a distribution company for distribution of the Company's games and other applications for mobile phones and other handheld devices to the distribution company's mobile operator channels on a worldwide basis. Under the terms of the agreement, which sets forth an initial publication schedule consisting of 14 products, the Company may also sublicense and provide games and applications created by other developers to the distribution company for distribution to their mobile operators. Under the terms of the agreement, the Company will receive royalty payments as the developer for each sale of the Company's games and other applications. The Company has not received any royalty payments through September 30, 2003, but expects sales of these products to begin in the fourth quarter of 2003.

         (B) HOSPITAL SERVICE AGREEMENTS
         -------------------------------

         The Company has entered into a number of one-year agreements with medium to large hospitals and health care facilities in Ontario. The Company will make interfacing resources available to these customers throughout the contract term and provide general medical data integration support services as requested by the client, either on a fixed cost, or time and materials basis. These agreements will automatically be renewed for one-year terms unless terminated by either party in accordance with the terms set forth in the agreements.

         (C) MERCHANDISING LICENSE AGREEMENT
         -----------------------------------

         In August 2003, the Company acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions, Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The initial term of the agreement expires on March 31, 2004. There are automatic renewal options if the Licensor receives specified royalty amounts. These renewal options extend through March 31, 2005. The Company has not received nor made any royalty payments through September 30, 2003. The Company this product to be launched in December 2003.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


NOTE 11  SUBSEQUENT EVENTS
-------  -----------------

         On October 15, 2003, the Company issued 3,000,000 shares of common stock to Danson Partners, LLC in full settlement of cash and share obligations. The shares were valued at $0.031 per share, or an aggregate of $93,000, representing the market value on the date of grant. This share issuance satisfies the $72,851 liability included in accounts payable on the condensed consolidated balance sheet at September 30, 2003 plus 1,000,000 shares due Danson Partners, LLC for previous services rendered.

         Subsequent to September 30, 2003, the Company entered into a memorandum of understanding with EXML Limited of Padiham, Lancashire, UK to distribute software products based on the Appworld.net development platform. The Company is in the process of establishing two new subsidiaries to be called ActiveCore Exml Inc. and AcitveCore Exml Limited to market applications based on the Appworld development platform. Through the end of March 2004, the Company will have exclusive distributorship of products based on Appworld in North America. During the period of exclusivity, ActiveCore and Exml will negotiate potential joint venture arrangements for the distributorship of the products.

         On November 12, 2003, the Company entered into an agency agreement with an unrelated party to raise up to $7,000,000 in equity financing to enable the Company to purchase a 23% equity interest in an unrelated company that is engaged in certain technology within the health care industry. Under the terms of the agreement, the Company will sell 50,000,000 shares to certain investors at $.14 per share. In accordance with the existing letter of intent, the 23% investment will cost $10,000,000 with additional funds expected to come from a term loan. Under the terms of the equity financing the Company will be seeking to register the 50,000,000 shares at the earliest opportunity.

         If the offering is completed, the agent will receive a cash commission equal to 4% of the gross proceeds of the offering. The Company shall also issue to the agent a number of freely tradable common shares equal to 5.6% of the aggregate number of common shares issued pursuant to the offering and a number of restricted common shares equal to 6.47% of the aggregate number of common shares being issued pursuant to the offering as additional compensation. Also, in connection with the above offering, the Company will be responsible at the escrow release date for all reasonable costs and expenses of the agent not to exceed $100,000. As collateral for these payment obligations, Brian McDonald, Peter Hamilton and Kevin Birch, each of whom are insiders of the Company, have agreed to pledge an aggregate of 300,000 registered common shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     IVP Technology operates its business under the name ActiveCore Technologies, Inc. ("ActiveCore"). ActiveCore is a Toronto-based commercial and consumer software developer, licensor, publisher, marketer, and distributor. We concentrate on providing consumers and enterprises with mobile device and web software and provide information technology services to businesses. We operate through two divisions, enterprise and consumer. We have operations in the United Kingdom, Canada and the United States. In the enterprise division, we develop, market and distribute mobile device, web based and other software products and provide services primarily in the healthcare and insurance markets. In the consumer division, we develop, license, market, publish and distribute mobile device and web based entertainment software primarily in Europe and North America to wireless carriers and through web portals.

     Since July 1, 2002, ActiveCore has been concentrating on expanding its customer base and its distribution capacity in both the consumer and enterprise segments. In the consumer division, we are continuing to develop our own, and are searching for additional third party mobile game titles to fill our release schedule for publication and distribution for 2004 and 2005. This may entail completing strategic alliances with or acquiring development companies, as well as licensing completed products/titles for publication and distribution rights in certain geographical territories or for certain mobile hardware platforms. In the enterprise division, we also continue to develop our own software products as well as search for additional distribution rights for third party software products to round out our software offerings for our clients, as well as to add more information technology service personnel and obtain new information technology service contracts. To accelerate this growth, the Company recently acquired the former medical data integration clients of Toledo based SCI Healthcare group, Inc.

     In addition to the foregoing, we have also made an equity investment in one other Company. The investment is a 5% equity stake in e-pocket Inc., which is a private Company headquartered in Canada. e-Pocket has developed a digital cash software solution for banks, merchants and consumers for web based purchasers primarily for micro-payments, defined as payments under $10.00. e-Pocket is a development stage Company that expects to have its first trial operation commence by year-end between a number of merchants and several banks. E-Pocket and ActiveCore have also signed a development agreement whereby ActiveCore will develop the code for e-pocket's micro-payments software based on mobile phones.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES. During the nine months ended September 30, 2003, we generated $355,776 in revenue in comparison to revenue of $257,070 in the corresponding period ended September 30, 2002. From a revenue source perspective in the nine months ended September 30, 2003, $246,015 of revenue was generated by ActiveCore Technologies Limited (formerly Springboard) from service work and product installation, chiefly by the Company's Medical Data Integration (MDI) division. IVP Technology did not acquire Springboard Technology Solutions Inc. until July 1, 2002. Consequently this is the first quarter in which comparative revenues for 2002 include the Canadian operation. A small additional contribution to MDI revenues came from the September 20th acquisition of the client contracts of SCI Health Group in the United States. A further $103,051 was derived from distribution of third party console games developed for the US market. This market contributed $200,000 in game distribution revenues in the nine months ended September 30, 2002. The Company is no longer active in this arena due to the subsequent divestment of Ignition Entertainment. The Company accounted for the divestment of Ignition Entertainment as discontinued operations with effect from April 1, 2003. Therefore there is no revenue from Ignition UK included in the results for the nine months ended September 30 of either year.

     COST OF SALES. Cost of sales was $401,065 for the nine months ended September 30, 2003 versus $1,229,061 for the nine months ended September 30, 2002. The principal cost of sales in the current fiscal year consisted of amortization of the third party software licenses of $279,172, and other purchased resale items amounting to $30,818. A sum of $91,075 was additionally attributable to the direct labor costs of fulfillment in the period. The principal cost of sales in the nine months ended September 30, 2002 was video game distribution costs in the United States, in addition to the amortization of the third party software license. The result of the cost of sales components elaborated above led to a negative gross margin of $45,289 in the nine months ended September 30, 2003 versus a negative gross margin of $971,991 in the nine months ended September 30, 2002.

     OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2003 were $2,303,219 versus $5,215,772 in the nine months ended September 30, 2002. These expenses resulted in losses from operations of $2,348,508 in the current period and $6,187,763 for the nine months ended September 30, 2002.

     The largest components of operating expenses in both years were related to stock based compensation, salaries and wages, consulting fees and general and administration expenses, with financial advisory fees playing a significant role in 2002. These expenses are discussed below.

     ActiveCore's Canadian operations accounted for $506,069 of salaries and wages which represented the cost of developers, data management staff, administration and sales and marketing staff. A further $13,598 represents the ten days of operations by the US division of MDI Solutions. Salaries and wages include costs of all group insurance and various government payroll taxes. In the period ended September 30, 2002 salaries and wages were $54,124, entirely within the Canadian operation. The increase in current year expense reflects a full nine months of Canadian operations versus only three in the prior year (the latter was acquired on July 1st, 2002). Additional staff have also been added at the operations level to facilitate the development of the RecessGames portal, the Zorro property and other games, and the maintenance and refinement of XML based products for the enterprise division. The Company additionally paid an aggregate of $38,000 in performance and signing bonuses to certain key personnel in the current year.

     Stock based compensation of $618,080 in the nine months ended September 30, 2003 represents amortization of deferred directors' remuneration and the final release of shares earned under the ITM purchase agreement, in the amount of $540,000. In the third quarter of 2002, $3,800,000 in stock based compensation was recorded as the managers of the Company had met the first milestone payment on the ITM compensation shares. Under the original ITM purchase agreement, stock was to be released to the managers of ITM as sales revenue targets were met - at the time the original agreement was made it was anticipated by both the former directors of IVP and the owners of ITM that the stock issued in exchange for the ITM acquisition would have been valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However during the Company's prolonged Form SB-2 approval process it was determined that the common stock was required to be accounted for at closing share price values as at the quarter end in the each of the quarters where the original sales revenue targets were achieved.

     General and Administrative expenses were $562,907 for the nine months ended September 30, 2003 versus $153,889 for the same period of 2002. In the current period the largest components of G & A are the write down of commitment fees on the equity line of credit ($154,050); occupancy and office costs at the Company's main facility in Toronto; travel and promotion expenditures; and costs associated with the retention of Hawk Associates, the annual general meeting, and other investor relations expenditures. Hawk has been retained as the Company's Investor Relations advisor at a rate of $7,000 per month in addition to a one time grant of 2,000,000 shares of unregistered stock. The significantly smaller figure for 2002 results from the Company having been largely inactive prior to the May 28 and July 1 subsidiary acquisitions.

     Consulting fees for the nine months ending September 30, 2003 were $212,974 versus $452,815 in the nine months ended September 30, 2002. The fees to the end of September 30, 2003 reflect the amortization of several small marketing agreements as well as the $50,000 paid to the consultant who facilitated the Zorro license agreement. They also include external directors' fees. In the nine months ended September 30, 2002, the costs reflected the value of various financial and marketing consultants who were assisting the Company in relation to the Form SB-2 filing and expanding its product set and sales opportunities.

     Legal and accounting expenses were $214,209 in the nine months ended September 30, 2003 versus $252,166 in the nine-month period ended September 30, 2002. The increase between the two most current quarters (primarily due to legal fees incurred in the process of acquiring certain intangible assets and human resources from SCI Health Group) is offset in the year to date numbers by the impact of higher 2002 expenditures relative to acquisitions in the second quarter of 2002 and the Form SB-2 preparation costs.

     Management fees and financial advisory fees in the period ended September 30, 2003 were $120,688 and $39,914 respectively, versus $81,107 and $150,000 respectively for the nine months ended September 30, 2002. The current financial advisory charges represent amortization of a consulting agreement for the purpose of establishing a new term loan for $2,000,000 to assist with working capital, versus the 2002 expense that related to placing the Equity Financing arrangement with Cornell Capital Partners. Management fees have increased overall partly due to the improved value of the Canadian dollar vis-a-vis Toronto based personnel.

     For the nine months ended September 30, 2003 the Company incurred amortization and depreciation charges of $28,378 versus $271,671 in the nine months ended September 30, 2002. The current charges were primarily related to computer equipment in use in the Company's offices. The 2002 expense additionally reflects the cumulative adjustment resulting from the renegotiation of the TiG software license.

OTHER INCOME/EXPENSE

     For the nine months ended September 30, 2002 the Company realized a gain of $924,904 on the early extinguishment of debt related to the aforementioned TiG accounts payable balance, and $96,334 in respect of amounts due to DcD Holdings. In the nine months ended September 30, 2003 there was no corresponding event.

     Interest income from cash on deposit was $6,497 for the nine months ended September 30, 2003 versus $5,126 for the nine months ended September 30, 2002.

     Interest expense was significantly higher for the nine months ended September 30, 2003, at $315,803, than in the comparative period ended September 30, 2002 which was $77,577. In the current year the Company incurred interest charges related to the recently negotiated first $500,000 tranche of a planned $2,000,000 long term debt financing; interest penalties on the early retirement of the convertible debenture; penalties for late filing of the SB-2 in connection with the Equity Financing; commission charged on the Equity Financing; and interest costs on the Berra term loan, whereas in the period ended September 30, 2002 the interest expense was related principally to the Berra note and the aforementioned convertible debenture, obtained from an unrelated party.

     The Company recorded a foreign exchange gain of $57,895 for the nine months ended September 30, 2003 as a result of the decline of the US dollar in relation to the Canadian Dollar. In the period ended September 30, 2002, the Company had no foreign exchange adjustment due to the relative stability of the two currencies subsequent to the June quarter, there being no foreign subsidiary prior to that date.

     LOSS FROM CONTINUING OPERATIONS. As a result of the items specified above, the Company incurred a loss from continuing operations of $2,599,919 or $0.02 per share for the nine months ended September 30, 2003, versus a loss of $5,238,976 or $0.06 per share for the nine months of 2002.


     DISCONTINUED OPERATIONS

     The Company recorded a net gain on discontinued operations from the sale of Ignition Entertainment Limited of $2,396,009 for the nine months ended September 30, 2003 versus a loss on discontinued operations of $1,127,835 for the nine months ended September 30, 2002. As a result of the divestiture of Ignition, the Company had a net loss of $937,033, or $0.01 per share, for the nine months ended September 30, 2003 compared to a net loss of $6,366,811, or $0.07 per share, for the comparable period in the prior year.


     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUES. During the three months ended September 30, 2003, we generated $124,767 in revenue in comparison to revenue of $167,070 in the corresponding period ended September 30, 2002. From a revenue source perspective in the third quarter of fiscal year 2003, $118,057 of revenue was generated by ActiveCore Technologies Limited from service work and product installation, chiefly by the Company's Medical Data Integration (MDI) division. The Company accounted for the divestiture of Ignition Entertainment as discontinued operations with effect from April 1, 2003. Therefore there is no revenue from Ignition UK included in the results for the three months ended September 30 of either year. IVP Technology did not acquire Springboard, now ActiveCore Technologies Limited, until July 1, 2002. Consequently this is the first quarter in which comparative revenues for 2002 include the Canadian operation. The third quarter results from 2002 comprise $57,070 from Springboard's contribution, with the balance being from distribution of third party console games in the US. During the third quarter of 2003 revenue from the MDI division was still affected by the SARS outbreak in Toronto which constrained revenue earning opportunities within the existing hospital contracts and in terms of expanding our operations to other health care units in the US and Canada. A small additional contribution to MDI revenues came from the September 20th acquisition of the client contracts of SCI Health Group in the United States.

     COST OF SALES. Cost of sales was $113,945 for the three months ended September 30, 2003 versus $322,733 for the three months ended September 30, 2002. The principal cost of sales items in the third quarter 2003 consisted of amortization of the Classifier software license of $89,202 while the principal cost of sales in the third quarter ended September 30, 2002 was video game distribution costs, in the United States, in addition to the amortization of the classifier license. The Company recorded amortization of prepaid licenses of $92,983 related to IVP's Classifier(TM) and I-Bos(TM) distribution and license agreements in the third quarter of both 2003 and 2002. The result of the cost of sales components elaborated above led to a gross profit of $10,822 for the three months ended September 30, 2003 versus a negative gross profit of $155,663 for the three months ended September 30, 2002.

     OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2003 were $720,614 versus $3,957,501 for the three months ended September 30, 2002. These expenses resulted in a loss from operations of $709,792 in the most recent quarter and $4,113,164 in the quarter ended September 30, 2002.

     The largest components of third quarter fiscal year 2003 operating expenses were related to stock based compensation, salaries and wages, consulting fees and general and administration expenses. These expenses are discussed below.

     ActiveCore's Canadian operations accounted for $256,497 of salaries and wages which represented the cost of developers, data management staff, administration and sales and marketing staff. Additional staff have been added throughout the year, at the operations level, to facilitate the development of the RecessGames portal, the Zorro property and other games, and the maintenance and refinement of XML based products for the enterprise division. A further $13,598 represents the ten days of operations by the US division of MDI Solutions. Salaries and wages include costs of all group insurance and various government payroll taxes. For the period ended September 30, 2002 salaries and wages were only $54,124, entirely within the Canadian operation, which at that point had not begun developing consumer products.

     Stock based compensation of $44,346 for the third quarter ended September 30, 2003 represents amortization of directors' remuneration. In the third quarter of 2002, $3,800,000 in stock based compensation was recorded as the managers of the Company had met the first milestone payment on the ITM compensation shares. Under the original ITM purchase agreement, stock was to be released to the managers of ITM as sales revenue targets were met - at the time the original agreement was made it was anticipated by both the former directors of IVP and the owners of ITM that the stock issued in exchange for the ITM acquisition would have been valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However during the Company's prolonged Form SB-2 approval process it was determined that the common stock was required to be accounted for at closing share price values as at the quarter end in the each of the quarters where the original sales revenue targets were achieved.

     General and Administrative expenses were $170,540 for the quarter ended September 30, 2003 versus $(170,872) in the quarter ended September 30, 2002. For the most current quarter the largest component of G & A was the write down of commitment fees on the equity line of credit and the cost associated with the retention of Hawk Associates as the Company's Investor Relations firm. Hawk has been retained at a rate of $7,000 per month in addition to a one time 2,000,000 unregistered stock grant. The negative figure for 2002 results from the restatement of infrastructure and management fees previously billed to the IVP parent by Springboard Technology Solutions, prior to its acquisition by IVP.

     Consulting fees for the three months ended September 30, 2003 were $119,044 versus $102,835 for the quarter ended September 30, 2002. The fees for the quarter ended September 30, 2003 reflect the amortization of several small marketing agreements as well as the $50,000 paid to the consultant who facilitated the Zorro license agreement. For the third quarter ended September 30, 2002, the costs reflected the value of various financial and marketing consultants who were assisting the Company in relation to the Form SB-2 filing and expanding its product set and sales opportunities.

     Legal and accounting expenses were $60,335 for the three months ended September 30, 2003 versus $40,192 for the three month period ended September 30, 2002. The increase between the periods was primarily due to legal fees incurred in the process of acquiring certain intangible assets and human resources from SCI Health Group.

     Management fees and financial advisory fees for the three months ended September 30, 2003 were $44,346 and $9,098 respectively, versus $23,301 and $0 respectively for the quarter ended September 30, 2002. The financial advisory charges represent amortization of a consulting agreement for the purpose of establishing a new term loan for $2,000,000 to assist with working capital.

     For the quarter ended September 30, 2003 the Company incurred amortization and depreciation charges of $9,656 versus $107,921 for the quarter ended September 30, 2002. The current charges were primarily related to computer equipment in use in the Company's offices. The 2002 expense additionally reflects the cumulative adjustment resulting from the renegotiation of the TiG software license.

OTHER INCOME/EXPENSE

     For the quarter ended September 30, 2002 the Company realized a gain of $924,904 on the early extinguishment of debt related to the aforementioned TiG accounts payable balance. For the quarter ended September 30, 2003 there was no corresponding event.

     Interest income from cash on deposit was $0 for the quarter ended September 30, 2003 versus $5,084 for the quarter ended September 30, 2002.

     Interest expense was significantly higher for the quarter ended September 30, 2003, at $88,673, than in the comparative period ended September 30, 2002 which was $11,432. For the current quarter the Company incurred interest charges related to the recently negotiated first $500,000 tranche of a planned $2,000,000 long term debt financing and interest costs on the Berra term loan in addition to accruing interest arising from the expiry of the grace period on the Equity line of credit. For the quarter ended September 30, 2002 the interest expense was related principally to the Berra note and a convertible debenture obtained from an unrelated party.

     The Company recorded a foreign exchange gain of $43,821 for the three months ended September 30, 2003 as a result of the decline of the US dollar in relation to the Canadian Dollar. For the quarter ended September 30, 2002, the Company had no foreign exchange adjustment due to the relative stability of the two currencies subsequent to the June quarter.

     LOSS FROM CONTINUING OPERATIONS. As a result of the items specified above, the Company incurred a loss from continuing operations of $754,644 or $0.00 per share versus a loss of $3,194,608 or $0.03 per share for the third quarter of 2002.


NET INCOME (LOSS)

     DISCONTINUED OPERATIONS

     For the three months ended September 30, 2003 there was no effect on operations relating to the discontinued operations of Ignition Entertainment Limited. For the three months ended September 30, 2003 the Company had a net loss from the discontinued operations of Ignition Entertainment Limited of $915,876 or $(0.01) per share.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to December 31, 2001 the Company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2002 the Company entered into several financing arrangements. These included an equity line of credit with Cornell Capital Partners LP for $10,000,000 and factoring and letter of credit facilities with DcD Group to assist in providing working capital for Ignition Entertainment Limited. This latter arrangement has since been cancelled in conjunction with the sale of Ignition Entertainment Limited. In the third quarter of 2003, the Company obtained the first $500,000 tranche of a planned $2,000,000 term debt offering. With the divestiture of Ignition our need for cash to fund operations has been reduced substantially with most of the need to repay extended payables and to fund day-to-day operations until our product sales and service revenues increase sufficiently to meet operating costs and the costs of remaining a public Company.

     As of September 30, 2003, our need for cash included satisfying $1,691,394 of current liabilities which consisted of accounts payable of $681,763, which includes $72,851 owing to Danson Partners and which was satisfied by the issuance of shares subsequent to the quarter end, and an amount of $226,824 recorded as owing to Orchestral, which is in dispute; $80,775 of accrued liabilities; taxes payable of $187,527; other current liabilities of $2,683, accrued interest of $58,110; the current portion of leases payable of $22,013; amounts payable to related parties, consisting of management, of $97,637; and notes payable of $542,886, which includes outstanding amounts to Berra, Cornell, and SCI Health Group. As indicated in the liquidity section above, the Company entered in to a $500,000 term loan in July 2003 which is the first tranche of a planned $2,000,000 term debt offering. In the quarter ended September 30, 2003 this $500,000 tranche and the extended portion of leases payable of $8,603, were the only components of long-term debt. The Company substantially reduced its short term and long term debt from the fiscal period ended December 31, 2002 through the issuance of the common shares that were due to the original shareholders of Ignition Entertainment and also from the conversion of shareholders loans, accrued expenses and unpaid salaries to several directors and officers. In the quarter ended September 30, 2003 Mr. Kevin Birch converted $39,068 of amounts due to him by the Company, into 1,562,700 shares of common stock.

     The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $937,033 and a negative cash flow from operations of $1,722,712 for the nine months ended September 30, 2003 and has a working capital deficit of $1,387,826 and a stockholders deficiency of $773,956 at September 30, 2003. Our ability to continue as a going concern is dependent on our ability to raise additional bank or non-bank term and operating credit, convertible debt, equity capital or to access capital under the equity line and implement our business plan to market and sell our various enterprise software and services and our various consumer software titles through our wholly owned subsidiaries. Subsequent to the quarter end the Company began negotiations to purchase an equity interest in another Company to the extent of $10,000,000. As part of the capital financing being negotiated with regard to that investment, the Company plans to raise additional funds which will assist the Company's working capital position.

     At September 30, 2003 the Company had cash on hand of $65,066 versus $63,162 at the commencement of the year. In addition, as at the quarter end, certain shareholders have also supported the Company to the extent of $97,637 and while there is no legal commitment for them to do so the Company believes that certain shareholders will continue to support the Company in a similar manner. These advances are shown in current liabilities and they have no fixed terms for repayment. Subsequent to the end of the quarter certain shareholders have assisted the Company to the extent of an additional $150,000

     During February 2003, upon the Company's SB-2 registration becoming effective, the Company received $970,000 proceeds from the issuance of a $1 million promissory note, net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. The promissory note is non-interest bearing and is to be paid in full within 95 calendar days. The Company has the discretion to repay the note either through cash received from the issuance of stock under the Equity Line of Credit Agreement or by cash from other sources. If this note is not fully paid when due, the outstanding principal balance owed will be payable in full together with interest at the rate of 24% per annum or the highest rate permitted by law, if lower. To date, IVP Technology has repaid $788,089 of this note. Since the note is now past due, interest has been accrued, in accordance with the terms of the agreement, in an aggregate amount of $34,707 to the end of the current quarter.

     In April 2002, IVP Technology entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, IVP Technology may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. Subject to certain conditions, IVP Technology will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit. On February 14, 2003 a Form SB-2 that was filed by the Company was declared effective by the SEC. Under the terms of the equity line of credit the Company may provide notice to Cornell and Cornell will purchase from the Company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period Cornell Capital Partners is entitled to retain 3.0% of each advance. In April 2002, IVP Technology paid Cornell a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, IVP Technology entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, IVP Technology paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. IVP Technology agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock. To the end of September 2003, the Company has received $1,000,000 under the Equity Line of Credit and in exchange for 25,508,380 shares of common stock. The Company received an additional advance of $125,000, in exchange for 3,491,620 shares. Except for the Equity Line of Credit, the Company has no commitments for equity capital although management continues to explore other funding alternatives in an effort to broaden its capital sources.

     The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $1,691,394. As of September 30, 2003, the Company had a working capital deficiency of $1,387,826. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the equity line of credit. Draw downs on the equity line of credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

     If the Company is unable to obtain additional funding through our Equity Line of Credit facility or from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on our business and this may force us to re-organize, reduce our investment in, or otherwise divest of one or more of our operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing our expected revenues and potentially increasing our net loss in 2003 and 2004.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following chart sets forth IVP's contractual obligations and commercial commitments as of September 30, 2003 and the time frames for which such commitments and obligations come due.

                                                                 PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------------
                                                                         TOTAL
                                          --------------------------------------------------------------
                                                            LESS THAN                                            AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL            1 YEAR          1-3 YEARS         4-5 YEARS        5 YEARS
----------------------------------        ----------        ---------        ---------         ---------
Current Obligations                       $1,028,858       $1,028,858        $      --         $      --         $    --
Leases Payable                                30,616           22,013            8,603                --              --
Due to Related Parties                        97,637           97,637               --                --              --
Notes Payable                              1,042,886          542,886          375,000           125,000              --
                                           ---------          -------          -------           -------          -------

Total Contractual Cash Obligations        $2,199,997       $1,691,394        $ 383,603         $ 125,000         $    --
                                          ==========       ==========        =========         =========       =========



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

CONSOLIDATED STATEMENT OF CASH FLOWS

     Cash on the condensed consolidated balance sheet of IVP Technology Corporation increased from $63,162 at December 2002 to $65,066 on September 30, 2003.

NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities was $1,722,712 for the nine months ended September 30, 2003 and $1,044,490 for the nine months ended September 30, 2002. Cash used in operating activities consisted primarily of a net loss of $937,033, a gain on sale of Ignition Entertainment of $2,396,009, an increase in accounts receivable of $112,679, an increase in prepaid expenses of $150,669 and a decrease in accrued liabilities of $172,929. These items were partially offset by non-cash charges of amortization of $564,198, stock based compensation and fees of $768,301, a decrease in inventory of $304,783 and an increase in taxes payable of $203,370.

NET CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities of $104,089 related primarily to the purchase of software rights.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     During the nine months ended September 30, 2003, the Company raised net cash of $1,890,052 from financing activities. These consisted primarily of proceeds from notes payable of $1,674,146, related parties of $299,878, factors of $116,503 and the issuance of stock of $898,088. These items were partially offset by the repayment of $1,073,089 of notes payable.

CRITICAL ACCOUNTING POLICIES

     ORGANIZATION

     The consolidated financial statements of IVP Technology Corporation d.b.a. ActiveCore Technologies (formally Mountain Chef, Inc.) and consolidated subsidiaries (the "Company") include the accounts of the parent, ActiveCore Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: Springboard Technology Solutions, Inc. d.b.a. ActiveCore Technologies ("Springboard"), a Canadian Company; and Erebus Corporation, an inactive Company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore is considered to have re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses. On January 1, 2002, the Company began operations and emerged from the development stage.

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

     REVENUE RECOGNITION

     RISK AND UNCERTAINTIES

     A portion of the Company's net sales are derived from software publishing and distribution activities, which are subject to increasing competition, rapid technological change and evolving consumer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

     REVENUE RECOGNITION

     Publishing revenue is derived from the sale of internally developed software or from the sale of software licensed from third-party developers. Publishing revenue amounted to $6,995 and NIL for the nine months ended September 30, 2003 and 2002, respectively. Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware.

Distribution revenue amounted to $109,761 and $200,000 for the nine months ended September 30, 2003 and 2002, respectively.

     Revenues from Services and Commercial Software sold under licenses were $239,020 and $57,070 in the nine months ended September 30, 2003 and 2002, respectively. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's consumer software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 30 day terms and to a limited extent with certain customers, 60 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

     In May 2003, FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

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

     In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS
140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

     The Company believes that the adoption of the above pronouncements will not have a material effect on the Company's condensed consolidated financial position or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

     Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have not been significant changes in our controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES

     The Company made the following issuances of unregistered securities since January 1, 2003.

     On October 14, 2003 the Company issued 3,000,000 shares to Danson Partners LLC in respect of consulting fees during the period March 1, 2002 to February 28 2003. The shares have been valued as at the date of issue.

     On September 30, 2003 the Company issued 10,200,000 shares with respect to an investment transaction for financing that has not yet closed. If the financing does not close the shares will be rescinded.

     On  September  30,  2003  the  Company  entered  into a  contract  with  an independent advisor to consult with the Company with regard to financing activities and general corporate development. The Company issued 1,000,000 shares. The shares were valued at $.029 per share, representing the closing bid price on the date of the board resolution. As of September 30, 2003, the Company has deferred $26,583 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

     On September 30, 2003, the Company issued 6,472,942 shares in connection with the acquisition of the data integration assets of SCI Healthcare Group. The shares were valued at $.0309, representing the closing price on September 18th, being the contracted determination date.

     On September 30, 2003, the Company issued 300,000 shares to complete the purchase of the XML Connector source code from Karora Technologies Inc. The shares were valued at $.028 per share, representing the closing bid price on the date of the board resolution.

     On September 30, 2003, the Company issued 150,000 shares as bonuses to employees for successful completion of certain technology. The shares were valued at $.028 per share, representing the closing bid price on the date of the board resolution.

     On August 5, 2003, the Company announced that it had acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The Company also entered into an agreement with an unrelated Company to source additional "name brand" properties for cell phone game production and issued this unrelated Company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.025 per share, representing the closing bid price on the date of the board resolution.

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

     On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.025 per share, representing the closing market value on the date of grant. As of September 30, 2003, the Company has deferred $75,000 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

     On July 10, 2003, the Company entered into a Letter of Intent to acquire the source code for a software product known as XML/Connector for the health care vertical from an unrelated Company which is a Colorado and Toronto based software development Company. As part of the terms and conditions, the Company is to pay (CAD) $120,000 in cash in the form of a note payable. On August 1, 2003, the Company issued 500,000 shares of common stock to the acquiree. These shares were valued at $.025 per share representing the closing market value on the date of grant.

     In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant. As of September 30, 2003, the Company has deferred $3,600 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

     In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development, and health care services respectively. On August 1, 2003, each contractor was issued 500,000 shares of common stock as compensation in addition to ongoing salary costs. These shares were valued at $.025 per share, representing the closing market value on the date of grant.

     In July 2003, the Company issued 1,562,700 unregistered shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $.025 per share, representing the closing market value on the date of grant.

     During the nine month period ended September 30, 2003, the Company issued 25,508,380 shares of common stock to the Investment Bankers for cash of $788,089 in connection with the Equity Line of Credit (See Note 6). The cash was applied against the $1 million promissory note payable to the Investment Bankers issued in February 2003. As of September 30, 2003, the remaining balance of the note payable to the Investment Banker totaled $226,911.

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

     On June 24, 2003, the Company issued 17,804,976 shares of common stock to the Chief Executive Officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the market value on the date of grant.

     On June 24, 2003, the Company issued 1,250,000 shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $.025 per share, or an aggregate of $31,250 representing the market value on the date of grant.

     On June 24, 2003, the Company issued 3,000,000 shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the market value on the date of grant. As of September 30, 2003, the Company has deferred $61,476 included in total stockholders' deficiency as deferred compensation and licensing fee on the accompanying condensed consolidated balance sheets.

     On June 24, 2003, the Company issued 300,000 shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued based upon the market value on the date of grant.

     On June 24, 2003, the Company issued 2,000,000 shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant. As of September 30, 2003, the Company has deferred $8,334 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

     On June 24, 2003, the Company issued 5,000,000 shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000 on the date of grant. As of September 30, 2003, the Company has deferred $83,333 included in deferred consulting expense on the accompanying condensed consolidated balance sheet.

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

     On June 24, 2003, the Company issued 5,180,000 shares of common stock to two unrelated parties to obtain financing for the Company. Financing costs included in interest expense for the nine months ended September 30, 2003 totaled $129,500 representing the market value on the date of grant.

     On June 24, 2003, the Company issued 500,000 shares of common stock that were released from escrow to an individual for services rendered from August 2002 to August 2003. The Board of Directors resolved that these shares are considered earned as of June 24, 2003. These shares were valued at $.025 per share, or an aggregate of $13,500 representing the market value on the date of grant.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In February 2003, the Company received $970,000 proceeds from the issuance of a $1 million promissory note net of a 3% cash fee of $30,000, The promissory note was non-interest bearing and was to be paid in full within 95 calendar days. The Company has the discretion to repay the note either with the cash received from the issuance of stock under an equity line of credit agreement or with cash received from operations or other financing sources. The note was not fully paid when due, and the outstanding principal balance owed at September 30, 2003 of $226,911 is payable in full together with interest. The note has been accruing interest at the default interest rate of 24% per annum or the highest rate permitted by law, if lower since the due date. The Company has accrued $34,707 for interest at September 30, 2003.

     The Company has not received a waiver of default from the note holder nor has the note holder demanded payment on the note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     Not applicable.


ITEM 6.  SUBSEQUENT EVENTS, EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

2.1               Agreement and Plan of Reorganization dated March 21,    Incorporated by reference to Exhibit 4.1 to
                  2000 between IVP Technology Corporation and Erebus      IVP Technology's Form 8-K filed on April 19,
                  Corporation                                             2000

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

3.2               Bylaws                                                  Incorporated by reference to Exhibit 3.2 to
                                                                          IVP Technology's Amendment No. 2 to the Form
                                                                          SB-2 filed on November 14, 2002

3.3               Certificate of Amendment of Articles of Incorporation   Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

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

10.44             Consulting Agreement dated as of June 1, 2002           Incorporated by reference to Exhibit 10.44 to
                  Ignition Entertainment Limited and Montpelier Limited   IVP Technology's Form 10-QSB filed on August
                                                                          19, 2002

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

10.61             Ignition Agreement                                      Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.62             Developer and Distribution Agreement dated as of        Incorporated by reference to Exhibit 10.1 to
                  February 10, 2003 between the Company and Tira          the Company's Form 8-K filed with the SEC on
                  Wireless, Inc.                                          February 27, 2003.


10.63             Letter of Intent dated as of July 10, 2003 between      Incorporated by reference to Exhibit 3.3 to
                  the Company and Karora                                  IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.64             Promissory Note dated as of July 30, 2003               Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.65             Warrant Certificate dated as of July 30, 2003           Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.66             Conversion Privilege of Lender                          Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.67             General Security Agreement dated as of July 30, 2003    Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.68             Guarantee Agreement dated as of July 30, 2003           Incorporated by reference to Exhibit 3.3 to
                                                                          IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.69             Consulting Agreement dated as of June 3, 2003 between   Incorporated by reference to Exhibit 3.3 to
                  the Company and Rodger J. Cowan                         IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.70             Agreement dated as of May 1, 2003 between the Company   Incorporated by reference to Exhibit 3.3 to
                  and Hawk Associates, Inc.                               IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.71             Letter of Intent dated as of June 16, 2003 between      Incorporated by reference to Exhibit 3.3 to
                  the Company and ePocket Inc.                            IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.72             Consulting Agreement dated as of July 14, 2003          Incorporated by reference to Exhibit 3.3 to
                  between the Company and Gerald Campbell                 IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.73             Letter of Intent dated as of June 16, 2003 between      Incorporated by reference to Exhibit 3.3 to
                  the Company and SCI Healthcare Group, Inc.              IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003




10.74             Merchandising License Agreement dated as of July 21,    Incorporated by reference to Exhibit 3.3 to
                  2003 between the Company and Zorro Productions, Inc.    IVP Technology's Form 10-QSB for the quarter
                                                                          ended June 30, 2003 filed on August 27, 2003

10.75             Letter of Intent dated November 10, 2003                Provided herewith
                  by and between Activecore Technologies,
                  Inc. and Genetic Diagnostics

10.76             Letter Agreement dated November 12, 2003                Provided herewith
                  by and between Panfin Equity Corp. and
                  Activecore Technologies, Inc.

31.1              Certification of CEO re: 302                            Provided herewith

31.2              Certification of CFO re: 302                            Provided herewith

32.1              Certification of CEO re: 906                            Provided herewith

32.2              Certification of CFO re: 906                            Provided herewith


     (b)   REPORTS ON FORM 8-K.

     On August 6, 2003, IVP Technology d/b/a ActiveCore Technologies announced that it signed a letter of intent with E Communities UK Limited for placement of mobile games and ring tones sales channel operated by ActiveCore on 124 community portals in the United Kingdom operated by Touch Plc.

     On September 19, 2003, IVP Technology doing business as ActiveCore Technologies acquired the Integration Services Division of SCI Healthcare for a combination of shares of common stock and cash.

                                   SIGNATURES

     Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/s/ BRIAN MACDONALD                                   November 17, 2003
----------------------------------------------
By:   Brian MacDonald
      President and Chief Executive Officer

                                  EXHIBIT 31.1


                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     I, Brian MacDonald, certify that:

     1. I have reviewed this form 10-QSB for the nine months September 30, 2003 of IVP Technology Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                Date:  November 17, 2003
                                By:  /s/ Brian MacDonald
                                     -------------------------------------
                                     Brian MacDonald
                                     President and Chief Executive Officer


The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the Company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.


                                EXHIBIT 31.2 - 1

                                  EXHIBIT 31.2

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     I, Graham Lowman, certify that:

     1. I have reviewed this form 10-QSB for the nine months September 30, 2003 of IVP Technology Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting. Date: November 17, 2003 By: /s/ Graham Lowman Graham Lowman Chief Financial Officer

                                        Date:  November 17, 2003
                                        By:    /s/ Graham Lowman
                                               -------------------------------
                                               Graham Lowman
                                               Chief Financial Officer

The introductory paragraph of Section 4 of this certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the Company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.


                                EXHIBIT 31.2 - 1

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:   November 17, 2003         By:      /s/ Brian MacDonald
                                       ------------------------------------
                                           Brian MacDonald,
                                           President and Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Celerity Systems, Inc. and will be retained by Celerity Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


                                EXHIBIT 31.2 - 2

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:    November 17, 2003           By:      /s/ Graham Lowman
                                           ---------------------------------
                                              Graham Lowman,
                                              Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Celerity Systems, Inc. and will be retained by Celerity Systems, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


                                EXHIBIT 31.2 - 3