Form 10QSB/A
period 2003-09-30
IVP TECHNOLOGY CORP
filed 2003-12-08
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT NO. 1 TO THE FORM 10-QSB
                                   (Mark One)

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

                                                                 16

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

         (3) As part of the terms and conditions of the acquisition of the data integration division of SCI Healthcare Group (See Note 5), part of the consideration paid was in the form of a promissory note for $175,000. Additionally, $25,000 of the note payable was used to purchase computer software. The terms of the note stated that this note would be paid in full by the Company no later than October 7, 2003. The note contained a default provision that allowed for interest on the unpaid balance to accrue at 18% per annum until paid in full. The Company and SCI Healthcare Group have agreed in principle to a waiver of default, which includes an extension of the due date. Such agreement is subject to the parties entering into a formal agreement.

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

         If the offering is completed, the agent will receive a cash commission equal to 4% of the gross proceeds of the offering. The Company shall also issue to the agent a number of freely tradable common shares equal to 5.6% of the aggregate number of common shares issued pursuant to the offering and a number of restricted common shares equal to 6.47% of the aggregate number of common shares being issued pursuant to the offering as additional compensation. Also, in connection with the above offering, the Company will be responsible at the escrow release date for all reasonable costs and expenses of the agent not to exceed $100,000. As collateral for these payment obligations, Brian McDonald, Peter Hamilton and Kevin Birch, each of whom are insiders of the Company, have agreed to pledge an aggregate of 3,000,000 registered common shares of the Company.

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

10.75             Letter of Intent dated November 10, 2003                Incorporated by reference to Exhibit 10.75 to
                  by and between Activecore Technologies,                 IVP Technology's Form 10-QSB for the quarter
                  Inc. and Genetic Diagnostics                            ended September 30, 2003 filed on November 19,
                                                                          2003

10.76             Letter Agreement dated November 12, 2003                Incorporated by reference to Exhibit 10.76 to
                  by and between Panfin Equity Corp. and                  IVP Technology's Form 10-QSB for the quarter
                  Activecore Technologies, Inc.                           ended September 30, 2003 filed on November 19,
                                                                          2003
31.1              Certification of CEO re: 302                            Provided herewith

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

REGISTRANT:

IVP TECHNOLOGY CORPORATION

/s/ BRIAN MACDONALD                                   December 5, 2003
----------------------------------------------
By:   Brian MacDonald
      President and Chief Executive Officer

                                  EXHIBIT 31.1


                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     I, Brian MacDonald, certify that:

     1. I have reviewed this form 10-QSB/A for the nine months September 30, 2003 of IVP Technology Corporation;

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

                                Date: December 5, 2003
                                By:   /s/ Brian MacDonald
                                      -------------------------------------
                                      Brian MacDonald
                                      President and Chief Executive Officer


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


                                EXHIBIT 31.2 - 1

                                  EXHIBIT 31.2

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

     I, Graham Lowman, certify that:

     1. I have reviewed this form 10-QSB/A for the nine months September 30, 2003 of IVP Technology Corporation;

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

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting. Date: November 17, 2003 By: /s/ Graham Lowman Graham Lowman Chief Financial Officer

                                        Date:  December 5, 2003
                                        By:    /s/ Graham Lowman
                                               -------------------------------
                                               Graham Lowman
                                               Chief Financial Officer

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


                                EXHIBIT 31.2 - 1

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB/A for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:  December 5, 2003           By:  /s/ Brian MacDonald
                                       -----------------------------------------
                                           Brian MacDonald,
                                           President and Chief Executive Officer


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


                                EXHIBIT 31.2 - 2

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IVP Technology Corporation (the "Company") on Form 10-QSB/A for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 5, 2003           By: /s/ Graham Lowman
                                     ---------------------------------
                                         Graham Lowman,
                                         Chief Financial Officer


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