Form 10KSB
period 2003-12-31
IVP TECHNOLOGY CORP
filed 2004-05-07
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                          Commission File No. 000-30486


         IVP TECHNOLOGY CORPORATION d.b.a. ACTIVECORE TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)

               NEVADA                                   65-6998896
------------------------------------     ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or organization)

                      2275 LAKESHORE BLVD. WEST, SUITE 401,
                         TORONTO, ONTARIO M8V 3Y3 CANADA
                    (Address of principal executive offices)


                                 (416) 252-6200
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          COMMON STOCK, $0.001 PAR VALUE 500,000,000 SHARES AUTHORIZED


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                    No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, which is not contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $612,953

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days: $3,902,236.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 286,221,703 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING ON DECEMBER 31, 2003

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ActiveCore Technologies, Inc. ("ActiveCore" or the "Company") is a Nevada registered company with its head office in Toronto, Ontario and operations in Tampa, Florida and London UK. The company operates within the enterprise software market in the sector which has been described as "Smart Enterprise Suites" by the Gartner Group. We market our products and services under two "trade names" ActiveCore Technologies and MDI Solutions. The MDI Solutions trade name is currently used only for marketing products and services to healthcare facilities in the US and Canada\.

The company develops, sells and implements its own and third party software and provides outsourced integration and IT services for corporate and institutional customers. Software and services provided by the company enable our customers to quickly integrate and extend the functionality of their current systems and data bases, to reach new or existing markets in new ways, or improve internal and external processes. ActiveCore is actively searching for potential acquisition candidates to expand its client base or to expand the range of products and services that the company can offer within the context of the Smart Enterprise Suite.

The Board of Directors intends to propose to formally change the name of the company to ActiveCore Technologies Inc. at the company's next annual general meeting.

Effective March 31, 2003, we divested our wholly owned UK subsidiary, Ignition Entertainment Limited, a console games developer and distributor. Effective as of February 29, 2004 we contracted to sell virtually all our remaining interests in the consumer software market with the divestment of SilverBirch Studios. SilverBirch Studios develops mobile phone games and operates a game and ring tone web site at Recessgames.com. ActiveCore Technologies will initially retain a 5 percent equity interest in SilverBirch Studios.

During the 2003 fiscal year the company also made a 5 percent equity investment in E-Pocket Inc. which is active in web based cash payment technology which facilitates e-commerce purchases most particularly those involving micro payments. E-Pocket's web site is at www.epocket.com

SOFTWARE PRODUCTS:  ENABLING THE SMART ENTERPRISE

ActiveCore's  enterprise  products  provide  portal,   integration  and  content
management. This gives ActiveCore the capability to deliver rapid and incremental deployment of enterprise portals which allow organizations to integrate data capture and data broadcasting without wholesale changes to existing systems. ActiveCore's products allow our customers to extend the functions of their current data and enterprise systems, often called back office systems, by using our core XML integration product, ActiveLink. Using ActiveLink, organizations can reach out to customers via mobile devices, portals or intra/extranets to bring data into or export data from their organizations via outbound messaging such as fax, email, texting, voice, or SMS and MMS messaging. ActiveCore terms this approach "Enabling the Smart Enterprise".

INTEGRATION:

The focus of integration which, in the past, emphasized simple data exchange has shifted. We believe that businesses are searching for efficient technology which integrates processes, applications and content within their current technology infrastructure. At the same time, we also believe that businesses are trying to protect and maintain the value of many of the costly investments they have made in hardware, software and personnel. ActiveCore Technologies offers integration software tools through two products called ActiveLink and AppConnector:

ActiveLink - "Integrates, Enables and Extends" independent applications at the data base level within organizations.

AppConnector - provides an economical and innovative way of sharing information and electronic content in daily business activities and processes at the software application level i.e. taking output from one screen to another screen.

ACTIVELINK:

ActiveLink plays the central role in ActiveCore's Smart Enterprise Suite integration strategy. ActiveLink is a unique and innovative software product and platform for integrating multiple data bases and systems by creating java-based software "services" that allow an organization's data, application and network resources to communicate with each other. These services use XML compliant data structures to exchange information from disparate data sources, regardless of their origin or structural differences. The chief benefit and the reason that we have designated ActiveLink as our core product is its pivotal role in "Legacy System Investment Protection". That is, integration and enablement of legacy systems and data empowers organizations to leverage their current investment in technology, extend their services, and operate in an effective manner by optimizing and opening up business processes that touch customers, partners and employees.

APPCONNECTOR:

AppConnector was developed as a desktop integration tool and provides a simple and easy-to-use mechanism for integrators and users to bring together various business applications that currently run on user's desktops. This is done across all applications, regardless of where they are ultimately hosted; mainframe, mid-range, UNIX, Personal Computer, Internet, Linux etc. AppConnector changes the way workers collaborate and operate by providing an economical and innovative way of sharing information and electronic content in daily business activities and processes.

AppConnector features include flexibility, scalability and affordability. We believe that these fundamentals make it a basic tool for business application developers, providing a functional and benefit-rich connection with their customers, their suppliers and each other. Users of AppConnector are able to translate application efficiencies from sharing information into real savings in cost, time and labor.

CLASSIFIER

Classifier creates Internet based on-line information services based on intelligent reports. Classifier saves the significant resources needed for manual and semi-automated production of information, allowing administrators to create, at low cost, endless numbers of information broadcasting services for end-users. Whereas most management information tools are a simple conduit between data sources and users, or are too sophisticated for use by end-users, Classifier provides an alternative through innovative design and an understanding of end-user requirements. Services may be used with minimal training and are popular because they are easy to use, constantly updated, require no end-user software, may be made secure and are suited to mass distribution using the Internet or corporate Intranets.

Classifier information services may be the result of a range of data analysis options from simple counts and averages to sophisticated segmentation routines. In addition, data analysis may include the creation of new data variables and values and can be processed with the speed and statistical accuracy required by most end-users.

Classifier was designed to create and broadcast business intelligence knowledge views over corporate Intranets and the Internet. Classifier turns a database into a web site, enabling more people to access data with no more than a web-browser. Classifier incorporates a high-performance and powerful data analysis server, a web-report publishing facility, versatile data transformation features and the ability to connect and extract data from multiple back office data sources.

DOCCONNECTOR

Document and Content Management (DCM) technologies have changed from being a horizontally focused set of technologies designed to solve a general business problem, to a set of technologies that play a support role to meeting the overall goal of the business. DCM purchase decisions are now based on the additional functionality they can add to Enterprise Applications. One of the top criteria used in searches for solutions to managing information is the ability to seamlessly `add-on' to current applications. This new philosophy allows for easy migration to a new process due to the need only to teach the added functionality of an application as opposed to training personnel on an entirely new application.

DocConnector provides the ability to add DCM functionality to any current application without the need to apply additional resources to implement and utilize the functionality of DocConnector. In general, DocConnector provides an "engine" to manage structured and unstructured information behind any application.

The power of DocConnector lies in its extensibility and in its quick and easy integration tools that give users a full `document management system'. DocConnector creates on access point for of an organization's information management needs

DYNAPORTAL

DynaPortal is a third generation portal application for creating and maintaining community intranets, extranets and portal websites and benefits from a modular approach. Some 35 e-business applications can be added to extremely low cost entry configurations of Publisher or Enterprise (self-publishing at the user interface). The administrative interface makes the intuitive software easy to use for the non technical and, with the extension of the Dynabiz self-publishing satellite website software, by increased sharing of the portal modules, this has provided for the market needs of Portals with child Portlets.

The turnkey portal can be deployed in hours, and with a choice of purchase or lease licensing. We believe that DynaPortal is the portal software of choice for businesses, vertical interest groups, not-for-profit organizations and communities of all kinds.

The modular approach allows organizations to choose applications to suit their needs and to extend their reach by adding further applications, as required. The simple, clear and intuitive administrative interface allows administrators, with no technical knowledge, to control the portal and add content at will. Portals can be customized for `the look and feel' to match corporate style and requirements.

The critical features of DynaPortal within the Smart Enterprise Suite offered by ActiveCore are:

      o e-Business ROI is maximized by minimizing content administration and operations costs;
      o  Full-featured and ready to go today - right "off-the-shelf";
      o Low Total Cost of Ownership - Low start up and training costs with continuing low operating costs;
      o Distributed management saves time and money by minimizing administrative labor;
      o Users can easily self-publish, increasing site participation, content, and value to users;
      o  Date sensitive content is automatically removed from the site.
      o A versatile collaborative management tool that can be used to handle a wide variety of information.

EXPENSEWORLD

ExpenseWorld is a software application built on eXml Limited's, Appworld.net development platform and allows users the ability to input expense data on a "multi-modal" basis, that is, from smart phones, PDA, WAP, browser and voice or offline for synchronizing when internet connectivity is available.

ExpenseWorld products and services are easy to use, flexible, expandable and instantly deployable. We believe that ExpenseWorld can save time and money at every level in an organization and can evolve from individual use (ExpenseWorld Personal and Enterprise 100) to all areas of an organization (ExpenseWorld 1000 and 5000) without change or the need for major project methodologies and, therefore, cost.

ExpenseWorld solutions can be branded to ensure brand integrity at all areas within a business. The system enables significant reductions in administration, duplication and communication inherent in the process of capturing, reporting, processing, paying and managing expense information. From a compliance perspective, the software facilitates proactive financial management possibilities as costs become manageable far earlier in the process than is otherwise the case.

I-BOS

i-BOS(TM) (innovative business operating system) is an application development environment for business analysts. The software is process and rule centric and allows analysts to build complete business applications for specific vertical markets without any programming knowledge in a language that is understood by that business sector.

The key features of i-BOS(TM) are:

      o All development occurs using a graphical interface provided via the development studio. It is rule and process centric and allows for applications to be created that fully model the day-to-day activities of any business process;
      o It supports meta-data modeling to allow a business to define its data requirements;
      o The applications are completely codeless and are delivered through a scalable robust architecture;
      o The applications are easy to modify and therefore facilitate business change as well as rapid deployment of new versions;
      o Applications built using i-BOS(TM) have defined integration points that allow them to work seamlessly with legacy or transaction based systems. All integration points are controlled from the process design tool, which enables the business to establish when communication with external systems is required.

SERVICES:

ActiveCore's Services Personnel are chiefly located within its healthcare services group MDI Solutions. MDI's team of healthcare IT professionals are highly trained and experienced in the mission-critical field of medical data integration. MDI offers professional outsourced development resources for long or short-term projects.

Although able to avail themselves of ActiveCore's smart enterprise suite of component products MDI's interface development services solutions are composed of the following:

      DEVELOPMENT:

MDI Solutions provides a full range of interface development, consulting and project management services. MDI's experience portfolio includes development on the most common integration engines, healthcare interfacing protocols, and medical systems.

      DOCUMENTATION:

MDI can provide comprehensive documentation of a client's integration environment through our MD Docs product, including interface specifications, real-time status checking, change request submission, tracking, and user manuals. MD Docs is accessible to customers through a secure, customized homepage on the MDI Solutions website.

      MIGRATION:

MDI supplies integration engine migration services for the SeeBeyond e*Gate(TM), Quovadx QDX(TM) Integrator and Sybase e-Biz Impact(TM) engines. MDI's migration knowledge and know-how covers the entire project from analysis, design, and implementation, to post-migration training and support.

      MONITORING:

MDI supplies and performs comprehensive monitoring of the run-time status of systems and interfaces within an interfacing environment. The MD Eye product monitors critical elements such as disk space usage, processor utilization, network connectivity, queue sizes, and additional functions.

      INTEGRATION SUPPORT:

MDI staff can act either as the front-line for all interface issues, or act as expert support to a client's existing in-house team.

      TRAINING:

MDI Solutions provides on-site training services by experienced and qualified integration engineers. Customers may require training and expert knowledge transfer from qualified and certified instructors on: interface engine migrations, functionality reviews of new interface engine releases, implementations of MD Link and HL7 updates.

      UTILITY MODEL:

MDI Solutions offers complete outsourced or utility model arrangements, acting as a "one-stop-shop" for a healthcare facility's complete interfacing environment. Based on a rental model MDI will be responsible for all hardware, licensing, development, support, maintenance and documentation of all interfaces within an organization. In this capacity, MDI takes on the up-time responsibility of all production interfaces, while at the same time proactively upgrading all licenses, operating systems, servers, network connections and ongoing development. MDI becomes the outsourced expert in-house interfacing team.

FACTORS INFLUENCING MDI SOLUTIONS' BUSINESS:

In today's competitive job market, it is a challenge to find and retain professionals with the highly specialized skills and experience required for health systems interfacing. With technology rapidly changing, there is significant effort, time, and financial investment required to keep staff up-to-date especially when full-time interfacing resources employed by the hospital are often not fully and/or consistently utilized.

Vendor applications are often not "turn-key ready" for interfacing to existing and future applications within healthcare facilities. Professional integration services can ensure timely project completion of application implementations. Integration solutions partner's typically bring extensive industry experience to localized environments, likely expediting resolutions to common integration issues.

MARKET FOR PRODUCTS AND SERVICES

      ActiveCore believes that the market for large scale enterprise wide software has slowed considerably over the past few years in favor of vendors of less expensive but highly effective software integration tools and products that enable organizations to expand existing systems that have already paid for themselves. To that end, ActiveCore Technologies has identified healthcare as a market segment that it intends to focus its sales efforts coupled with expansion into the financial services, government and education markets. ActiveCore Technologies believes that hospitals and other healthcare facilities have a strong and continuing need for smart enterprise suite software products. To date ActiveCore has performed services and sold products to approximately 25 healthcare facilities in North America and Europe and has expanded its product and services' client base to a number of other non-healthcare organizations including two installations in the financial services market. Once our installations in the financial services market go live in several months we expect additional clients in this sector.

OUTLOOK FOR SMART ENTERPRISE ENABLEMENT PRODUCTS - COMPETITION

      The growth proliferation of various communication mechanisms and protocols such as Internet, Extranets, Intranets, Voice Casting, VPN's, VOIP, WiFi, Mobile telephone, SMS and MMS messaging, texting, telefax, and desktop faxing has created a great need for organizations to securely open up their internal networks and operational systems so that various parties can communicate with and between employees and customers. The growth in communication protocols has led organizations to become compelled, by customer and client demand, to deal with the mobile and web enabled society that exists in the developed world. Whether as an extension of the retail store front, as an on line enquiry service, as a secure mobile data capture environment for customer billing, or as a automated mechanism for the dissemination of news and customer/client information, we believe that more and more organizations see the need to link their operational infrastructure to these communication vehicles. Preparing and facilitating an organization's ability to interact, both in capturing and delivering information from and to its employees and customers, is driving rapid growth in the business of linking back office systems to the outside world.

      ActiveCore competes within the global market for integration services, communication, middleware, mobile and web enabled software applications. These applications are developed for all types of devices including handheld and other portable devices, mobile phones, PDA's, "mainframe" computers and client server/networked installations. The market for these products and services is evolving rapidly and is highly competitive. Competitors include many of the world's largest software and services companies including (i) Microsoft, Oracle, IBM, PeopleSoft, all major data base developers (ii) the community of developers that has developed products for the palm operating system; (iii) the community of developers that has emerged since the introduction of Linux, Sun, and other non-windows operating system platforms; (iv) the host of developers and integrators that are developing and implementing enterprise applications on other communications devices including computers, telephones, fax machines and voice mail, and (iv) such companies as Plumtree, Xpedite, J2 Global and Vignette who have portal and communication solutions that rely heavily on importing or exporting data and use communication technologies to solve business issues. Nearly all of ActiveCore Technology's competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than ActiveCore does.

      ActiveCore believes that systems integrators with products that enable communication and exchange data with the world beyond internal systems are in the best position to market software to their existing clients. Therefore we do not intend to compete directly against any of the larger software creators and marketing companies in the promotion of software in and of itself, rather we intend to market to our growing list of clients to which we provide outsourced data integration and network services in order to create niche solutions that solve specific business problems.

MARKETING

      ActiveCore has hired in house marketing personnel which plan and execute marketing programs related to its products and services. This primarily consists of Marcom (marketing communications) and to a lesser extent PR (public relations). The first determines the audience and positioning of the marketing and advertising related to products while PR looks for quasi free venues to distribute information about the company. Typically the Marcom function is related to the direct marketing and sales support while the second is and ongoing function which has as its aim the positioning of the company in relation to its market. ActiveCore has begun to participate in some selected trade shows in the healthcare vertical and expects that marketing expenditures will be focused in this market vertical for the near term.

EMPLOYEES AND CONSULTANTS

      ActiveCore currently has 20 employees and 5 consultants based in Toronto, 5 in the USA and 3 in the UK. Prior to reaching agreement on the sale of SilverBirch Studios effective March 1, 2004 the company also had a mobile games development group of 12 people in Toronto with separate offshore development expertise in India, Finland and Columbia. None of ActiveCore Technology's employees are covered by any collective bargaining agreement. The company is in the process of hiring an additional four sales staff.

      In 2003 and during the first quarter of 2004 ActiveCore entered into several consulting relationships, which are described below:

      o On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. The Company issued 5,000,000 shares to 1582579 Ontario Limited. These shares were valued at $.023 per share, or an aggregate of $115,000 representing the market value on the date of the grant.

      o On September 30, 2003, the Company entered into a contract Mr. Sonny Goldstein to consult with the Company with regard to finance activities and general corporate development in particular with regard to provision of a planned $2,000,000 term debt financing. The Company issued 1,000,000 shares of common stock, which were valued at $.029 per share, representing the market value on the date of grant. The Company has deferred $19,333 of this charge

      o On July 14, 2003, the Company entered into a consulting agreement with Gerald Campbell, an unrelated individual, to provide services through June 2004 in the field of medical data integration. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.025 per share, representing the market value on the date of grant. As of December 31, 2003 the Company has deferred $50,000 which is included in deferred consulting expense in the accompanying consolidated balance sheets.

      o On June 26, 2003, the Company issued 3,000,000 shares of common stock to the two independent directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the market value on the date of grant. The Company does not maintain Director's and Officer's insurance.

      o On June 26, 2003, the Company issued 300,000 shares of common stock to an employee of Ignition Entertainment with respect to work related to the divestment of Ignition Entertainment, the value attached to the grant was $7,500 for consulting services and has been fully expensed.

      o On June 18, 2003, the Company entered into a consulting agreement with a European based investor relations consultant to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant. The Company has deferred $2,400 included in deferred consulting expense on the accompanying consolidated balance sheets.

      o On June 3, 2003 the Company entered into a consulting agreement with Rodger Cowan to perform consulting services in the field of entertainment software distribution and on June 26, 2003, the Company issued 5,000,000 shares of common stock as consideration for consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000, representing the market value on the date of grant. At December 31, 2003, the Company has deferred $52,083 included in deferred consulting expense on the accompanying consolidated balance sheets

      o On May 6, 2003 the Company entered into a consulting agreement with Hawk Associates to perform investor relations services at the rate of $7,000 per month. In addition, on June 26, 2003, the Company issued 2,000,000 shares of common stock to Hawk Associates in connection with the agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant.

      o The Company entered into an agreement with an Snider Financial Services to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.025 per share, representing the market value on the date of grant.

      o In February 2002, ActiveCore entered into a non-exclusive financial advisor agreement with Danson Partners, LLC. Pursuant to the agreement, Danson Partners, LLC provided financial advisory services, including the evaluation of financing structures and fundraising. The agreement was to terminate on December 31, 2002 or earlier if one party provides 30 days written notice to the other party. To the extent that ActiveCore completed a fund raising transaction, then Danson Partners, LLC was to be entitled to a cash fee of $75,000, plus a fee payable by the issuance of shares of common stock equal to $75,000. Danson Partners, LLC was also entitled to recover its reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement. This consulting agreement has since expired and has not been renewed.

      o In March 2002, ActiveCore entered into a Consulting Agreement, whereby Danson Partners, LLC was to assist ActiveCore in preparing its public company reports, assisting in the preparation of budgets and cash management and working with independent public accountants, as well as other advice requested by ActiveCore. In exchange for these services, ActiveCore was to pay Danson Partners, LLC a monthly fee of $10,000, of which $2,500 was payable by the issuance of shares of common stock. The agreement terminated in February 2003. Danson Partners, LLC was also entitled to recover its reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement. On February 18, 2003, the Company issued 114,408 share of common stock to a Danson Partners for payment of $15,000 of consulting services accrued at December 31, 2002 as common stock to be issued included in currently liabilities in the accompanying consolidated balance sheet as of December 31, 2002 and $5,000 of consulting services for January and February of 2003. These shares were valued at $0.13 per share representing the closing market value on the date of grant. This consulting agreement has since expired.

      o In January 2002, ActiveCore executed a one year consulting agreement with Vanessa Land for consulting services related to marketing and public relations in Europe and North America. Compensation for the agreement was the issuance of 5,000,000 shares of ActiveCore valued at the time the agreement was signed at $250,000 or approximately 172,000 UK pounds. This cost was expensed entirely in the first quarter of 2002. The agreement had a term of one year. Vanessa Land was also entitled to recover her reasonable out-of-pocket expenses incurred in connection with the services provided under the agreement. This agreement has since expired.

      o On June 1, 2002, Ignition Entertainment Limited entered into a consulting agreement with Montpelier Limited whereby Montpelier will provide business development and financial advice to Ignition. Under the terms of the agreement, Ignition is obligated to pay Montpelier(pound)179,850 ($262,970) yearly in equal monthly installments of $21,914. Additionally, Montpelier was entitled to receive a signing bonus of(pound)29,975 ($43,828) upon execution of the agreement. Montpelier Limited is owned by Vijay Chadha, Ajay Chadha and Martin Monnieckdam, all of whom are officers of Ignition Entertainment. This agreement was assumed by the new shareholders of Ignition Entertainment Limited upon sale of the subsidiary effective March 31, 2003.

      o In August 2001, International Technology Marketing entered into employment/consulting agreements with Brian MacDonald and Peter J. Hamilton which expire in August 2004. Mr. MacDonald is employed as President and Treasurer and Mr. Hamilton is employed as Vice President, Sales or other duties as determined by the President. Each of these agreements has a term of three years and thereafter will continue for one year terms unless either party terminates the agreement at least 90 days prior to the end of any term. Each of Mr. MacDonald and Mr. Hamilton has a salary of CAD $96,000 per year, plus 6% of sales revenue. As ITM is a dormant corporation following its acquisition by ActiveCore it has no sales revenue and therefore ActiveCore is not liable to pay any portion of its sales revenues to Mr. MacDonald or Mr. Hamilton. ActiveCore guarantees the payments under these employment contracts. Neither Mr. MacDonald nor Mr. Hamilton receives any further compensation for service as an officer or director of ActiveCore.

SIGNIFICANT CONTRACTS AND AGREEMENTS

      DYNAPORTAL

      On February 9, 2004 BiznizWeb, Inc. d.b.a. DynaPortal Software Company and ActiveCore Corporation entered into mutual non-exclusive dealer agreements for sales of each other's products and a mutual understanding to develop ActiveLink connectors to all of DynaPortal's modules.

      CLASSIFIER AND I-BOS.

      On December 28, 2001, ActiveCore entered into a two-year, non-exclusive licensing agreement to distribute the Classifier software program, developed by The Innovation Group, Plc. ActiveCore received a non-exclusive right to sell such software in the United States, Mexican and Canadian territory. Subsequently, on September 30, 2002 the Company renegotiated the agreement with The Innovation Group, Plc. to add another product, "I-BOS", and relinquished the financial services industry vertical back to The Innovation Group Plc. In the course of our contract renegotiation we also obtained the right, on a non-exclusive basis, to distribute both the Classifier and the i-Bos product into the UK market. Meanwhile we retained the right to sell such software in the United States, Mexican and Canadian markets. ActiveCore and The Innovation Group continue to work together under the same terms although the licensing agreement has expired.

      Pursuant to the terms of this agreement, ActiveCore was obligated to pay The Innovation Group $3,620,268 by December 31, 2002. ActiveCore has paid The Innovation Group (pound)500,000 or approximately $714,000 in connection with the license. The remaining payments have been waived as part of the September 30, 2002 amendment. On February 16, 2002, ActiveCore borrowed $864,180 from DcD Limited that was used, in part, to pay the March 31, 2002 installment to the Innovation Group. The agreement with The Innovation Group allows ActiveCore to retain 50% of the gross revenue from any sale originated by ActiveCore.

      VIPER.

      On February 20, 2002, ActiveCore entered into an agreement with SmartFocus Limited, to resell its Viper(R) suite of products which consists of Viper Analyze and Visualize, Viper Data Mining, Viper CRM, Viper Campaign Planner and Smart Campaigner. Pursuant to the license, ActiveCore was to be entitled to a 15% commission on sales of Viper through customer opportunities created by ActiveCore Technology. In 2003 this contract was cancelled upon mutual agreement, as from ActiveCore's perspective the functionality of the product was too narrow in comparison to Classifier.

      RECESSGAMES.COM

      On December 4, 2003 ActiveCore entered in to a reseller agreement with Chilmark Entertainment Group Inc. to resell certain mobile game titles through the Recessgames.com portal. Under the terms of the contract ActiveCore will pay a percentage of gross revenues to Chilmark based on the number count of various titles represented by Chilmark sold through the portal. This contract will be assigned to SilverBirch Studios upon completion of the legal documentation related to the sale of the Company's mobile game development group.

      ACTIVELINK

      On August 18, 2003 ActiveCore entered into a letter of agreement with Karora Technologies Inc., which superseded an agreement dated July 10, 2003, whereby the source code to the XML Connector product was sold to ActiveCore for total consideration of $130,000 Canadian dollars plus a total of 800,000 shares of ActiveCore Corporation common stock. Under the terms of the agreement

ActiveCore will pay a royalty of 10% of the net license revenue from sale of XML Connector (now renamed ActiveLink) in all verticals other than healthcare for a period of 36 months from the August 18, 2003 date. The agreement also provides for ActiveCore's right to buy out the 10% royalty for a fee of USD 250,000 less any royalty already paid at any time prior to the expiry of the 36 month period.

      ZORRO PRODUCTIONS, INC.

      On July 21, 2003 ActiveCore and Zorro Productions, Inc. entered into a merchandising License Agreement to provide the rights to develop and sell on a sublicense basis a mobile phone game based on the Zorro character. Under the terms of the agreement ActiveCore will pay to Zorro Productions a royalty based on sales. This agreement will be assigned to SilverBirch Studios Inc. under the terms of the sale of the cell phone games division.

      TIRA WIRELESS INC. DEVELOPER AND DISTRIBUTION AGREEMENT

      On February 10, 2003 ActiveCore and Tira Wireless Inc. entered into a developer and distribution agreement whereby Tira would distribute cell phone games developed by the mobile game division of ActiveCore. Under the terms of the agreement various games distributed by Tira would produce commissions to ActiveCore based on the number and revenue derived from downloaded games. This agreement will be assigned to SilverBirch Studios Inc. under the terms of the sale of the cell phone game division.

      E-COMMUNITIES UK LIMITED

      On December 15, 2003 ActiveCore and E-Communities UK Limited entered into a purchase and sale agreement whereby ActiveCore acquired the rights to the company name E-Communities UK Limited in the United Kingdom and an assignment of a distribution agreement between eXml Limited and E-Communities for sales of the expenseworld product to the small and medium sized enterprise market in the UK. The Company has issued 3,500,000 shares in consideration for the assignment and the use of the name.

      CORPORATE HISTORY OF ACTIVECORE TECHNOLOGIES, INC.

      LEGAL AND CORPORATE EVOLUTION

      EREBUS CORPORATION

      Prior to March 2000 and from inception in 1994, ActiveCore went through various "reorganizations" including reverse share splits and several control changes. In March 2000, ActiveCore engaged in a recapitalization transaction whereby through the services of TPG Capital Corporation, ActiveCore paid 350,000 shares, worth $500,000, and $200,000 in cash to TPG Capital Corporation to merge with a non-active reporting entity, Erebus Corporation, whose sole shareholder was TPG Capital Corporation to become a reporting issuer with the SEC and thereby retain its status as a listed company on the OTCBB. A rule change at the OTCBB was the motive for the transaction as failure to remain a listed company on the OTCBB would have relegated its common shares to the pink sheets. Management and the board of directors at that time viewed such a development as a detriment to stockholders and other investors. In addition to the payment of the cash and shares there exists a reset provision in the contract between TPG Capital and ActiveCore which obligated, on a contractual basis, ActiveCore to provide TPG Capital with shares sufficient to "make up" the difference between the share price value for 350,000 shares as at the date of the merger of Erebus and ActiveCore and a point one year later. Based on the relative share prices in the market in March 2000 and in March 2001 it would appear that ActiveCore owes TPG Capital an additional 3,028,378 common shares. ActiveCore does not intend to pay these shares over to TPG Capital as James Cassidy, the controlling shareholder of TPG, reached a settlement agreement with the SEC related to various practices associated with merging non-active shell reporting entities with OTCBB companies that had not achieved reporting status with the SEC prior to the rule change on the OTCBB. Mr. Cassidy and TPG Capital have since filed a claim in the court in Washington D.C, to seek payment of the shares, however the Company is contesting the claim and will likely file a counterclaim to recoup the funds paid to TPG and Cassidy.

      INTERNATIONAL TECHNOLOGY MARKETING, INC.

      In September 2001, ActiveCore, represented by its corporate counsel at the time and, the then board members and executives, who were not in any way connected to our current management team or the current board of directors, negotiated and entered into, on a arms length basis, an agreement with the founders of International Technology Marketing Inc., a newly formed company, to gain the management services of the ITM founders for the benefit of ActiveCore. The founders of ITM were persons who are experienced in finance, marketing and technology. The legal mechanism chosen for obtaining the services of the new management team was accomplished by the two companies, ActiveCore and ITM, entering into a stock purchase agreement which was dated August 17, 2001. This agreement provided for the "acquisition" of shares of ITM and the issuance of up to 50,000,000 shares of ActiveCore to be released to the individual founders of ITM, who would be performing the management duties at ActiveCore. The trigger mechanism for releasing tranches of shares to the ITM founders was originally agreed to be achievement of certain revenue milestones for ActiveCore that the ITM founders, by performing the management services, would achieve through application of their management expertise.

      The sole purpose and motive of the ITM "acquisition" was to secure the services of the current managers of the Company who were the shareholders of ITM. ITM had no operations and no sales at the time of the "acquisition," however its founders had experience in consumer and enterprise software development, distribution and marketing. The founding shareholders of ITM were Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella and Sherry Bullock. Messrs. MacDonald, Hamilton and Villella remain the managers of the Company. Sherry Bullock has resigned, and Kevin Birch has subsequently also left the organization and has become a principal in SilverBirch Studios. At the time of the acquisition, ActiveCore believed that retaining an experienced management team would facilitate the implementation of its business plan. In particular, Messrs. MacDonald and Hamilton had experience in publicly traded software companies such as Lava Systems Inc., and SoftKey Software International. As a result of their prior experience Messrs. MacDonald and Hamilton had considerable expertise with enterprise, entertainment and business software, which ActiveCore believed could increase their market opportunities in obtaining distribution arrangements, reseller networks and other distribution channels. The resumes of the principals were disclosed to the shareholders of ActiveCore prior to a shareholder vote approving the transaction - the ITM shareholders and ActiveCore's current management did not have any influence on the outcome of the shareholder vote and did not have a right to vote on the transaction. A resolution of the acquisition of ITM was included in a proxy statement sent to the registered shareholders of ActiveCore which was, at the properly constituted annual general meeting of the Company held on November 16, 2001, approved by a majority of shareholders.

      Concurrent with the approval of the acquisition of ITM, the ActiveCore shareholders voted to increase the number of authorized shares of ActiveCore from 50,000,000 to 150,000,000 of common stock and created a new class of 50,000,000 "blank check" preferred stock, which, in part, was intended to permit ActiveCore to issue sufficient shares to pay for the management services obtained through the stock purchase agreement between of ITM and ActiveCore, and, in part, to provide sufficient shares to acquire additional assets, entities and financing. The issuance of the 50,000,000 shares for ITM has been fully accounted in the fiscal years 2002 and 2003. .

      TECHNOLOGY AND MARKET POSITIONING EVOLUTION

      From ActiveCore's creation in 1994 until mid 1999, ActiveCore was dormant from a revenue generating perspective as it was a new company in search of technology opportunities.

      In 1999, ActiveCore former management concluded an agreement with Orchestral Corporation, a small Ontario based software developer, to distribute, on an exclusive basis for certain countries, a software product under the name PowerAudit and to pay for additional development work on that product. From March 1999 and until December 28, 2001, ActiveCore was solely engaged in operating as the exclusive distributor of the PowerAudit product for the United States and Europe. ActiveCore attempted to market the product as a "wireless" solution for field force use although the only application had been as a means of recording "mystery shopper" and retail shelf space data. During the three year period that PowerAudit was being distributed by ActiveCore only one sale was made, for less than $150,000 and the customer did not complete payment. From December 31, 2001 onward no sales were made of the PowerAudit program.

      Once on board in December 2001, the new management team commenced a review of the business of the Company, including its debts and obligations, and also began to search for attractive revenue and profit producing entities and reseller licenses that could be acquired. On December 28, 2001, ActiveCore concluded its first distribution/reseller agreement with supplier of software other than Orchestral to augment the enterprise software business. This process will be ongoing and to date the Company has acquired rights to distribute third party software products from unrelated software vendors namely "Classifier" and "Ibos", from The Innovation Group, Plc. Doc/Connector and App/Connector from Karora Technologies Inc., ExpenseWorld from eXml Limited, and DynaPortal from DynaBiz. In 2002 the "Viper" product was represented for a short time but has been dropped from the Smart Enterprise Suite of products as a result of its narrow vertical focus.

      On June 13, 2002, ActiveCore gave advance notice to Orchestral that it was not going to renew and was terminating the 1999 software distribution agreement between Orchestral Corporation and ActiveCore. The business reasons for terminating the PowerAudit distribution agreement were based on three factors. First, ActiveCore did not own or possess access to the source code and the right to modify the software source code to maintain its attractiveness in the face of technology evolution without using Orchestral's assistance. To purchase the source code would have been very costly to ActiveCore even though the PowerAudit product had not been a commercial success for ActiveCore in the time span during which it maintained and paid for the distribution rights. Second, the PowerAudit distribution agreement was set to expire in May 2003. In the case of the later factor it was determined by the board of directors that if ActiveCore expended marketing efforts and funds creating a brand or sales channel for the Power Audit product, it would have been in effect creating conditions for a more expensive renewal of the distribution agreement. This was particularly the case as Orchestral Corporation had purportedly tied ActiveCore to a support agreement whereby it is obligated to pay approximately $4,300 per month even though ActiveCore had no clients.

      Despite being the exclusive distributor for two large markets, the USA and Europe, the Company was not successful in generating revenue. In fact only one sale of PowerAudit was ever concluded by the Company and that was with the assistance of Orchestral Corporation. The customer subsequently had financial difficulties and the receivable that had been recorded for the sale was subsequently written off as a bad debt on the books of ActiveCore. As the cost of extending the PowerAudit distribution agreement was not specified at the time the original agreement was executed, any improvements in the sales channel or customer base for PowerAudit would have eventually increased the cost to ActiveCore of renewing the distribution license. ActiveCore continues to show the amounts payable under the contract with Orchestral in its current accounts payable and issued a share certificate for 100,000 shares which was a penalty payment to Orchestral for ActiveCore's failure to sell sufficient numbers of PowerAudit licenses prior to June 2001.

ACQUISITIONS AND DIVESTITURES

      ACQUISITION OF INTERNATIONAL TECHNOLOGY MARKETING, INC.

      On September 17, 2001, ActiveCore entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, ActiveCore agreed to issue 50 million shares of restricted common stock to the shareholders of International Technology Marketing in exchange for all of International Technology Marketing's common stock. On March 25, 2002, ActiveCore issued the 50 million shares of common stock to the former shareholders of International Technology Marketing in safekeeping. During the Company's audit in 2002 our accountants determined that the appropriate accounting treatment for the "issuance" of the shares was as a charge to earnings, on a non-cash basis, at the quarter end that certain revenue milestones would be reached for the market value of the shares being released from safekeeping. (Note: This was counter to the view of both the former and current management and board which believed that the accounting treatment should have been the value of the shares issued to ITM at the time the agreement was signed and hence would have been a goodwill charge in 2001). For example, in the year ended December 31, 2002 the Company reached the first three revenue milestones of over $2,000,000 in revenue on a cumulative basis. On this basis the former ITM shareholders were eligible to receive 20,000,000 shares which were valued for accounting purposes at $0.19 per share or $3,800,000 at the quarter ended September 30, 2002 and 10,000,000 shares valued at $0.17 per share at December 31, 2002. The former shareholders of ITM are entitled to vote the ActiveCore shares held in escrow pending satisfaction of the performance goals. In 2003 the Board of Directors of both ActiveCore and ITM determined that the original share purchase agreement worked at a disadvantage to the shareholders of ActiveCore by inflating the cost of progress in growing the Company, that is as revenue milestones were reached the value of the remaining portions of the 50,000,000 shares would have been accounted for on the basis of a rising share price thereby taking away from the earnings that should occur with rising revenues. It was decided in June 2003 that all the shares should be considered earned and therefore the Company booked share compensation expenses of $540,000 in 2003.

      ACQUISITION OF IGNITION ENTERTAINMENT LIMITED

      On  May  28,  2002,  the  Company  acquired  all of  the  shares  Ignition
Entertainment Limited, which had been formed in late 2001, only a few months prior to ActiveCore's acquisition of the Company. Ignition was made up of several existing companies and individuals with considerable expertise and products in the games industry. Ignition is an United Kingdom based video game developer, licensor, publisher, marketer and distributor and its prospects for rapid growth in sales revenues. The purchase was done for the equivalent of 50,000,000 common shares of ActiveCore and was partially accounted for in the second quarter of fiscal year 2002. Pursuant to this agreement, ActiveCore agreed to issue 15,000,000 shares of ActiveCore's common stock and 3,500,000 shares of convertible preferred shares of IVP Technology ActiveCore over approximately the next two years. Upon conversion of the preferred stock, these payments will equal 50 million shares of ActiveCore common stock. These shares were held in escrow until disbursed in accordance with the escrow agreement. This acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of restricted common stock and 3,500,000 of restricted preferred stock convertible into 35,000,000 shares of common stock, collectively valued at
0.23898 per share for a total purchase price of $11,949,155. Based upon the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the three trading before and after the day the Company entered into the terms of the acquisition agreement. The acquisition of Ignition led ActiveCore into the video games, internet and cell phone games market.

      ActiveCore also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition. DcD Holdings received 5,000,000 shares of ActiveCore's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition. The Ignition management team and employees were to have had the opportunity to earn an additional 1,500,000 shares of preferred stock over three years, which are also convertible into 15,000,000 shares of common stock. These shares are subject to revenue and profit milestones which were set in arms length negotiation with the shareholders of Ignition prior to ActiveCore purchasing the company.

                                PAYMENT SCHEDULE FOR ACQUISITION
                    OF IGNITION ENTERTAINMENT LIMITED AND INCENTIVE PAYMENTS
                                                                      AFTER THE
                                          BETWEEN      AFTER THE      PRECEDING
                                           91 AND      PRECEDING        TIME        AFTER THE
                                 WITHIN   180 DAYS       TIME         PERIOD AND    PRECEDING
                                90 DAYS    AFTER       PERIOD TO      SIX MONTHS     TIME AND
                                  OF       MAY 28,      MAY 28,       TO MAY 28,      MAY 28,          ON
TIME PERIOD:                    CLOSING     2002         2003            2003          2004        MAY 29, 2004
----------------------------   --------- ----------   -----------    ------------  -------------  --------------
GOALS:                          --        --           --             $13,000,000   $26,000,000    $45,000,000
Gross Revenues (in U.S.
Dollars)

Net Income (in U.S. Dollars)    --        --           --             $1,000,000    $5,000,000     $15,000,000

PAYMENTS:                       --        5,000,000    --             if reach      if reach       if reach both
Incentive Payments of                     to DcD                      both above    both           above goals
ActiveCore common and                     Holdings                    goals         above          500,000
preferred shares                                                      500,000       goals          shares of
                                                                      shares of     500,000        convertible
                                                                      convertible   shares of      preferred
                                                                      preferred     convertible    stock
                                                                      stock         preferred
                                                                                    stock

Release of 50 Million Shares    --        15,000,000   1,000,000      1,000,000     1,000,000      500,000
of ActiveCore common stock                shares of    shares of      shares of     shares of      shares of
(upon conversion of all                   common       preferred      preferred     preferred      preferred
preferred stock issued)                   stock        stock          stock         stock          stock
                                                       (convertible   (convertible  (convertible   (convertible
                                                       to             to            to             to 5,000,000
                                                       10,000,000     10,000,000    10,000,000     shares of
                                                       shares of      shares of     shares of      common stock)
                                                       common         common        common
                                                       stock)         stock)        stock)

The acquisition of Ignition Entertainment had a significant impact on ActiveCore's revenues. In addition, the acquisition of Ignition increased ActiveCore's cost structure by approximately$5,000,000 per year, consisting primarily of research and development, rent, salaries, marketing, advertising, depreciation and amortization expenses.

DIVESTITURE OF IGNITION ENTERTAINMENT LIMITED

      During the period from May 28, 2002 to February 14, 2003 ActiveCore was engaged in a process to obtain approval of an SB-2 Registration Statement. The primary purpose of the SB-2 was to approve the $10,000,000 Equity Line of Credit from Cornell Capital Partners, details of which are included elsewhere in this 10KSB filing. During this time period the managers of ActiveCore and Ignition were engaged in a process of investing in game development and distribution and were incurring debts to purchase equipment, fund sales and develop new video game products in addition to paying for the legal and accounting fees required for SB-2 approval. As the SB-2 process wore on ActiveCore's overall access to trade debt diminished such that the Company's sales revenues began dropping rather than increasing and the output of game titles was delayed due to forced reductions in manpower as a result of cash shortfalls. Despite considerable funding provided by principals of ActiveCore and other individuals the delay in the SB-2 approval created the perception by outside parties that there was something inherently wrong with the public status of the Company and we were not able to overcome this perception.

      By May 2003, although ActiveCore had drawn down its first tranche under the Equity Line of Credit it was apparent that irreparable harm had been done to the entire games production and sales operation at Ignition Entertainment such that debts had climbed beyond the capacity of ActiveCore to draw down on the Equity Line of Credit without undue pressure on the Company's stock price. That is, a cycle of decreasing share prices developed thereby negating any ability to draw down on the equity line to fund sales and production. In addition market forces were dictating to the video game device manufacturers that limited retail shelf space was decreasing the actual selling values of their authorized games - their reaction was to curtail the number of games going to market thereby restricting the ability of games developers to recoup their game development costs.

      Given that the sales and production processes at Ignition were slowed to such an extent the board of directors determined that there was no alternative but to divest of the Ignition subsidiary to a buyer. Several groups were approached and it was determined that a group, some of which were original shareholders of Ignition at the time of ActiveCore's acquisition of Ignition in May 2003, presented the best means of recouping economic value for ActiveCore.

      Effective April 1, 2003, ActiveCore sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of ActiveCore's common stock. The transaction resulted in a gain of $2,396,009 on the sale of discontinued operations which has been included in the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and as a gain on sale of discontinued operations for the fiscal year ended December 31, 2003.

      Upon execution of the sale agreement in June 2003, ActiveCore issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, ActiveCore converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved ActiveCore's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2003 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and will be distributed to the former owners. Immediately following the issuance of the 50,000,000 shares of ActiveCore's common stock, the former shareholders will return 11,000,000 shares of common stock to ActiveCore as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement.

      In connection with the sale agreement, ActiveCore retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. In addition to the source code licensing agreement, ActiveCore will also received a distribution agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company will pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles used by ActiveCore. As of June 30, 2003, ActiveCore did not assign any value to the acquired intellectual property due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products and uncertainty over the eventual sales revenues from any games that result from the intellectual property. As part of the disposition of the mobile phone games development group which is effective February 29, 2004 ActiveCore assigned the rights to the Ignition titles to SilverBirch Studios.

      ACQUISITION OF SPRINGBOARD TECHNOLOGY SOLUTIONS INC.

      On July 1, 2002, ActiveCore, Inc. acquired all the outstanding shares of Springboard Technology Solutions Inc. for consideration of 2,000 common shares at a cost of approximately $260, on the basis of a one for one share exchange, which was governed by a purchase and sale agreement and which was accounted for in the quarter ended September 30, 2002. Springboard Technology Solutions Inc. was owned by Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella, and Sherry Bullock all of whom were officers of ActiveCore at the time and all of whom were the founders of International Technology Marketing, Inc.

      Prior to January, 2002 ActiveCore's only office space and infrastructure consisted of a single phone number resident in its accountant's office. From January 1, 2002 until its merger with Springboard on July 1, 2002, Springboard provided the physical office space and communications infrastructure for ActiveCore. Springboard Technology was a data solutions company that provided network solutions, web and software development and data interface and integration services. Its activities became the core of the ActiveCore business. The company was in operation for three years prior to the ActiveCore acquisition. At the time of acquisition, Springboard Technology had 10 full-time employees and consultants excluding the management of ActiveCore Technology.

      Concurrent with the acquisition of Springboard Technology ActiveCore also obtained ownership of Springboard's Vaayu software product, which augments the other enterprise software sold by ActiveCore's smart enterprise suite of products. Vaayu's functionality was subsequently incorporated in to the ActiveLink product

      ACQUISITION OF DATA INTEGRATION ASSETS OF SCI HEALTHCARE GROUP INC.

      On September 19, 2003 ActiveCore completed the acquisition of some of the data integration staff, contracts and certain software licenses of SCI Healthcare Group Inc. of Ohio for consideration consisting of a promissory note for $175,000, a license agreement for $25,000 and the issuance of 6,472,492 shares of common stock (valued at $200,000). SCI Healthcare Group conveyed 6 employees, 18 existing hospital and healthcare facility data integration contracts, its customer list of over 100 institutions, and a license to certain software that is useful in managing the operation. Ms. Rhonda Lindsay has been named by ActiveCore to be the Vice President US operations. The group operates under the MDI Solutions trade name. The promissory note is payable on the basis of 10 monthly installments plus interest commencing April 30, 2004. The number of shares issued to SCI Healthcare is subject to an increase or reduction based on the gross revenue of the Integration Services Division for the one-year period following the acquisition. If gross revenue is less than $900,000 during such one-year period, then the shares will be reduced as follows:

                REVENUE                          REDUCTION IN SHARES
                ------------------------         -------------------
                $800,000 to $899,999                    10%
                $700,000 to $799,999                    20%
                $699,999 or less                        30%

      If gross revenue is greater than $900,000 during such one-year period, then the shares will be increased as follows:

                REVENUE                          INCREASE IN SHARES
                ------------------------         ------------------
                $900,001 to $1,000,000                  10%
                $1,00,001 to $1,100,000                 20%
                $1,100,001 or greater                   30%


      DIVESTITURE OF MOBILE AND WEB BASED GAMES DIVISION OF ACTIVECORE

      On February 25, 2004 ActiveCore signed a binding letter of agreement to sell its remaining interests in mobile and web based games with the divestiture of its mobile games group which operates under the trade names of SilverBirch Studios and Recessgames.com. This divestiture also includes the web site BladeofZorro.com. Under the terms of the divestiture a new company known as SilverBirch Studios Limited will purchase the assets BladeofZorro.com, Recesgames.com and Silverbirchstudios.com, including games that have been developed , ring tones and other intellectual property and assume distribution contracts for third party products included on the Recessgames.com website.

ITEM 2.  DESCRIPTION OF PROPERTY

      During all of 2003 ActiveCore's principal executive office was located at 2275 Lakeshore Blvd. West, Suite 401, Toronto, Ontario, Canada at a cost of approximately 3,500 per month. Commencing in July, 2003 the Company subleased additional premises in Suite 402 in the same building doubling its rental space to approximately 5,500 square feet at a cost of an additional $3,500 per month. Commencing May 1, 2004 ActiveCore moved its premises to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6 where it will lease approximately 6,550 sq ft of office space for five years at a rental cost, including operating expenses and taxes, of approximately $126,000 per annum.

      In January 2004 the Company executed a rental license agreement for "execusuite" space with MWB Business Exchange at 107-111 Fleet Street, London for approximately $3000 per month plus operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

      JAMES CASSIDY AND TPG CORPORATION

In March 2000, ActiveCore entered into an agreement ("TPG Agreement") with TPG Capital Corporation ("TPG"). Under the TPG Agreement, TPG provided advice and other services to ActiveCore with respect to the acquisition of Erebus Corporation ("Erebus Acquisition"). ActiveCore pursued the Erebus Acquisition to, among other things; maintain its listing eligibility on the OTCBB. TPG was the sole stockholder of Erebus Corporation and ActiveCore believes that James Cassidy was a controlling stockholder of TPG.

Under the Erebus Acquisition, ActiveCore purchased Erebus, a non-active entity with securities registered under the Securities Exchange Act of 1934, as amended, to, among other things, retain its listing status on the OTCBB. At that time, ActiveCore was at risk of losing its listing eligibility under a new NASD listing requirement. Loss of listing eligibility would have resulted in ActiveCore trading in the pink sheets. Management and the board of directors at that time determined that such a development would be detrimental to its stockholders and other investors. ActiveCore consummated the acquisition in March 2000.

Under the TPG Agreement, ActiveCore paid to TPG 200,000 shares of its common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates ActiveCore to issues additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of ActiveCore common stock as of March 2000 and March 2001, if ActiveCore were required to satisfy the reset provision, ActiveCore would be required to issue to TPG an additional 3,028,378 shares of its common stock ("Reset Shares").

ActiveCore does not believe that TPG is entitled to the Reset Shares. Based on public records, in June 2001, TPG and Mr. Cassidy reached a settlement agreement with the SEC with respect to securities fraud and disclosure violations alleged by the SEC in connection with transactions substantially similar to the Erebus Acquisition. Neither Mr. Cassidy nor TPG admitted or denied the allegations. A description of the settlement is contained in SEC Litigation Release No. 17023, dated June 4, 2001. Although ActiveCore has maintained its listing status on the OTCBB, ActiveCore has experienced significant regulatory problems in connection with the Erebus Acquisition that are related to the allegations underlying the settlement between TPG and Mr. Cassidy and the SEC. These problems have resulted in significant delay and expense to ActiveCore.

In March 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against ActiveCore seeking, among other things, the Reset Shares. ActiveCore has engaged a law firm to vigorously defend it against the claim. No contingent liability has been allocated for any eventual loss on the action.

Pursuant to Rule 405 promulgated under the Securities Act of 1933, we believe that Mr. Cassidy may be deemed to be a "promoter" of ActiveCore. ActiveCore has no ongoing business relationship with Mr. Cassidy and he is not employed by ActiveCore in any manner.

      ORCHESTRAL CORPORATION

      Orchestral Corporation commenced a proceeding in Ontario court in January 2003, which was subsequently placed into abeyance, then revived in August 2003, against ActiveCore, Inc. and its Canadian Subsidiary ActiveCore Limited (formerly Springboard Technologies Inc.) to the effect that they had infringed upon the copyright that Orchestral maintained in PowerAudit and further that ActiveCore had breached the distribution contract between Orchestral and ActiveCore with respect to termination and non-payment of support costs with regard to the distribution of Power Audit. Orchestral has claimed punitive and exemplary damages of Canadian $4,000,000 and Canadian $1,000,000 respectively. ActiveCore has retained the law Firm of LeDrew Laishley and Reed to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

      Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. ActiveCore has not yet determined if it will counter sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. It is the Company's view that the case filed by Orchestral is frivolous and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any continent liability has been made on the Company's financial statements for the punitive and exemplary damages however it has maintained in it current payables an amount of approximately $226,000 as owing to Orchestral.

      ActiveCore  is  not  presently  a  party  to  any  other   material  legal
proceedings, nor is it aware of any material threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual general meeting of stockholders held in Miami on May 28, 2003 the shareholders approved by a large majority two resolutions that were placed before stockholders in a proxy circular:

      o The election of three directors; Brian MacDonald, Peter Hamilton and J. Stephen Smith

      o An amendment to the Company's Articles of Incorporation to increase the authorized common stock to 500,000,000 common shares.

Thedate of the next shareholders meeting has not yet been set however at that meeting shareholders will be asked to formally approve the name change of the Company to ActiveCore Technologies, Inc. Such change may necessitate a change to the CUSIP number and the stock trading symbol.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

      ActiveCore's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "TALL". The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last four years, as well as the first quarter of 2004.

                                                HIGH BID       LOW BID
                                                --------       -------
       2002
       Quarter Ended March 31, 2002               $0.11         $0.03
       Quarter Ended June 30, 2002                 0.32          0.08
       Quarter Ended September 30, 2002            0.27          0.13
       Quarter Ended December 31, 2002             0.20          0.14

       2003
       Quarter Ended March 31, 2003               $0.19         $0.05
       Quarter Ended June 30, 2003                 0.05          0.03
       Quarter Ended September 30, 2003            0.04          0.03
       Quarter Ended December 31, 2003             0.03          0.02

       2004
       Quarter Ended March 31, 2004               $0.03         $0.01

HOLDERS OF COMMON EQUITY

      As of March 31, 2004 there were 382 registered holders of record for our common stock. There were 340,950,824 shares issued of which 8,472,492 were held in escrow. We believe that there are a number of unregistered holders maintaining accounts at various brokerage houses who have not registered their shares or their shares are held in the name of the clearing house.

DIVIDENDS

      ActiveCore did not pay any dividends during calendar 2003 and has never paid any dividends on its capital stock. ActiveCore currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.

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

      On June 26, 2003, the Company issued 17,804,976 restricted shares of common stock to the Chairman and CEO of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the closing bid price on June 24, the date of the board resolution.

      On June 26, 2003, the Company issued 17,804,976 restricted shares of common stock to the President of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties on the accompanying condensed consolidated balance sheets. These shares were valued at $.025 per share, or an aggregate of $445,124 representing the closing bid price on June 24, the date of the board resolution.

      On June 26, 2003, the Company issued 1,250,000 restricted shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $.025 per share, or an aggregate of $31,250 representing the closing bid price on June 24, 2003, the date of the board resolution.

      On June 26, 2003, the Company issued 3,000,000 restricted shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $75,000 representing the closing bid price on June 24, the date of the board resolution. As of December 31, 2003, the Company has deferred $48,976 included in total stockholders' deficiency as deferred compensation on the accompanying condensed consolidated balance sheets.

      On June 26, 2003, the Company issued 300,000 restricted shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued at the closing bid price on June 24, the date of the board resolution.

      On June 26, 2003, the Company issued 2,000,000 restricted shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the closing bid price on June 24, the date of the board resolution.

      On June 26, 2003, the Company issued 5,000,000 restricted shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000, being the closing bid price on June 24, the date of the board resolution. At December 31, 2003 the Company has deferred $52,083 included in total stockholders' deficiency, as deferred compensation on the accompanying condensed consolidated balance sheets.

      On June 26, 2003, the Company issued 50,000,000 restricted shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock convertible into 35,000,000 shares of common stock; collectively valued at $0.23898 per share for a total purchase price of $11,949,155. The issuance of these 50,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

      On June 26, 2003, the Company issued 5,180,000 restricted shares of common stock to two unrelated parties as fees and interest payable on financing for the Company. Financing costs included in interest expense for the twelve months ended December 31, 2003 totaled $129,500 representing the .025 per share closing bid price on June 24, the date of the board resolution.

      On July 10, 2003, the Company entered into a Letter of Intent to acquire the source code for a software product known as XML/Connector for the healthcare vertical from an unrelated company which is a Colorado and Toronto based software development company. As part of the terms and conditions, the Company paid (CAD) $120,000 in cash in the form of a note payable, and on August 1, 2003, issued 500,000 restricted shares of common stock to the seller. These shares were valued at $.025 per share representing the closing bid price on the date of the board resolution. At September 30th, 2003 the balance owing on the Promissory Note was CAD $50,000.

      On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 4,000,000 restricted shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.025 per share, representing the closing bid price on the date of the board resolution. The Company has deferred $50,000 of this charge

      In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 150,000 restricted shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant. The Company has deferred $2,400 of this charge into 2004.

      In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development and medical data integration services respectively. On August 1, 2003, each contractor was issued 500,000 restricted shares of common stock as compensation in addition to ongoing salary costs. These shares were valued at $.025 per share, representing the closing bid price on the date of the board resolution.

      In July 2003, the Company issued 1,562,700 restricted shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $.025 per share, representing the closing bid price on the date of the board resolution.

      On July 31, 2003, the Company announced that its wholly owned subsidiary ActiveCore Limited had received a term loan of $500,000. Under the terms of the agreement, the loan will accrue a 12% interest rate per annum and is repayable over a five-year term with no payments required in the first 12 months - the payments will be amortized over the remaining 48 months of the term loan. The loan is convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance due, excluding interest, remaining at the time of conversion. As additional consideration for the loan advance by the lender, the Company issued 500,000 warrants on July 30, 2003 to the lender for the purchase of 500,000 shares of common stock at a purchase price of $0.0312 per share. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes option pricing model. The Company estimates the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expire July 31, 2004. The loan is collateralized by substantially all of the assets of the Company's Canadian subsidiary on a pari passu basis up to $2,000,000.

      On August 5, 2003, the Company announced that it had acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The Company also entered into an agreement with an unrelated company to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 restricted shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.025 per share, representing the closing bid price on the date of the board resolution.

      On September 30, 2003 the Company entered into a contract with an independent advisor to consult with the Company with regard to finance activities and general corporate development. The Company issued 1,000,000 restricted shares valued at .029 per share, representing the closing bid price on the date of the board resolution. The Company has deferred $19,333 of this charge.

      On September 30, 2003 the Company issued 6,472,492 restricted shares in connection with the acquisition of certain assets of the data integration unit of SCI Healthcare Group. The shares were valued as at the closing price on September 18th, being the contracted determination date, which represented $200,000. An additional cash consideration of $175,000 was given in the form of a Promissory Note. There is a further provision to allow for the claw back of a percentage of the issued shares if certain gross revenue targets are not met. The shares are therefore being held in trust by the Seller's counsel.

      On September 30, 2003 the Company issued 300,000 restricted shares to complete the purchase of the XML Connector source code from Karora Technologies Inc. The shares were valued. at .028 per share, representing the closing bid price on the date of the board resolution. A cash consideration of CAD $10,000 has been paid additional to the aforementioned shares. The combined values of the XML purchase transactions have been capitalized at September 30th, and amortization will commence in the fourth quarter, commensurate with the first sale of this product.

      On September 30, 2003 the Company issued 150,000 restricted shares as bonuses to employees for successful completion of certain technology. The shares were valued at .028 per share, representing the closing bid price on the date of the board resolution.

      On October 15, 2003 the Company issued 3,000,000 restricted shares to Danson Partners LLC, which represented full settlement of accounts payable to that party, together with interest, for a total value of $93,000. The shares were valued at .031 per share, being the closing price as of the date of issue.

      On December 26, 2003, the board approved the issue of 17,272,726 restricted shares to the Chairman and CEO, the President and another manager in liquidation of the corporation's indebtedness to those individuals in respect of loans to the Company. The shares were issued on January 2, 2004, and have been accrued at December 31, 2003 as Shares to be Issued in the sum of $380,000. The shares were valued at .022 per share, representing the lowest bid price on the three trading days immediately preceding the board meeting.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding ActiveCore so as to make an informed investment decision. More specifically, ActiveCore had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in ActiveCore's securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS OVERVIEW

      IVP Technology Corporation d.b.a. ActiveCore is a Nevada registered Company with its head office in Toronto, Ontario and operations in Tampa, Florida and London UK. The Company operates within the business to business or enterprise software market in a sector which has been described by IT industry analyst Gartner Group as that group of vendors of software and services that sell and install "Smart Enterprise Suites".

      ActiveCore's  enterprise products provide portal,  integration and content management. This gives ActiveCore the capability to deliver rapid and incremental deployment of enterprise portals which in turn allow organizations to integrate data capture and data broadcasting without wholesale changes to existing systems. ActiveCore's products allow our customers to extend the functions of their current data systems, often called back office systems, through web portals or by using our core XML integration product, ActiveLink, to reach out to customers via mobile devices to bring data into or export data from their organizations. ActiveCore terms this approach "Enabling a Smart Enterprise".

      Although ActiveCore is one Company active in the US, Canada and the U.K. we also market our products and services into the healthcare industry through our vertically focused trade name, MDI Solutions. The MDI Solutions' trade name is currently used only in marketing products and services to healthcare facilities in the US and Canada as we have not yet put in place staff with medical industry backgrounds in the UK.

      In general the Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for organizations in financial services, government, education, insurance and healthcare. Software and services provided by the Company enable our customers to quickly integrate and extend the functionality of their current systems and data bases to reach new markets in new ways or to improve internal and external processes. We do this by integrating to existing applications and data and then using web portal or other communications technology, such as wireless, land line, VPN, or network services, to take in new data from the field or broadcast out data through such technologies as text messaging, SMS, MMS, Fax, web broadcast, voice casting or other communication means.

      ActiveCore is actively engaged in setting up a "service bureau" operation where by it can offer broadcast services to customers on an outsourced basis using its own internal installation of ActiveLink. We are concurrently searching for potential acquisition candidates that can expand our communications infrastructure and the range of products and services that the Company can offer within the context of the Smart Enterprise Suite and broadcast services. We compete with such companies as Infolink Technologies Limited in Canada and J2 Global Communications, Inc., Xpedite Corporation, Plumtree Corporation and Vignette Corporation in North America and Europe.

      In the past two years ActiveCore was also engaged in the development and distribution of products in the Consumer marketplace. Specifically in May 2002, the Company acquired the shares of Ignition Entertainment Limited, a UK based company engaged in the development, licensing, publishing, marketing and distribution of console games and in early 2003 increased its investment in the development and distribution of mobile games and ring tones together with a web distribution portal. Effective March 31, 2003 ActiveCore divested of the console games operation and effective February 29, 2004 divested of the mobile game and ring tone development and distribution division known as SilverBirch Studios except for a residual 5% equity holding. While the divestiture of SilverBirch Studios has not been accounted for on the statements included in this filing it is not part of our forward looking analysis.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

GENERAL

      This filing contains forward-looking statements, including statements regarding, among other things: (a) the growth strategies of Kronos Advanced Technologies (the "Company" or "Kronos"); (b) anticipated trends in our Company's industry; (c) our Company's future financing plans; and (d) our Company's ability to obtain financing and continue operations. In addition, when used in this filing, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on our Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond our Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and our Company's industry, reductions in the availability of financing and other factors. In light of these risks and undercertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Our Company does obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect any circumstances.

      Subsequent to the fiscal year end the Company has made additional progress in focusing its operations and providing its staff with the infrastructure tools and technology products to succeed in the enterprise software and services marketplace.

      Following a strategic review of operations in January 2004 the Company decided to divest of its mobile games division and has sold this division to a company headed by its former Chief Technology Officer, Kevin Birch. The purchaser is a new corporation that will operate under the SilverBirch Studios Limited name. ActiveCore will retain a 5% equity interest in the operation and receive cash of CAD $1,000,000, approximately USD $750,000, and a royalty of 2% on gross revenues from the new company for a period up to 4 years capped at USD 1,000,000. As the games division added only minimal revenue to operations in

2003 and in the early part of 2004 these forward looking statements are solely oriented toward the Company's core operations which are centered on the enterprise and healthcare software and services markets.

      From a Company perspective the divestiture of the mobile games group will allow senior sales and operations management to focus on sales in the healthcare and enterprise market rather than the games market. In the past few months we have hired additional sales staff in the UK. In North America and will be adding four additional experienced sales staff over the coming few months to bolster our service bureau operation.

      The Company has made steady progress with particular emphasis on the MDI Solutions group which with the acquisition of certain assets of SCI Healthcare in the United States in the later part of 2003 has greatly expanded the Company's client base. During the last few months the Company has obtained service contracts and product sales from over 15 healthcare facilities and is working in several facilities to deliver state of the art systems which will link hospitals with outside clinical personnel to help bring additional efficiencies to healthcare services. The number of staff in the MDI division is expected to rise with the commencement of new contracts that are in process.

      Our Company typically signs service contracts that call for a minimum amount of hours at set rates and which are project oriented. Thus new contracts typically result in the addition of contractors or employees in that division. We typically book revenues off of these contacts in relation to actual billings. In 2003 our operations in the healthcare field were adversely affected by the SARS situation in Toronto which caused many hospitals to restrict outside work and brought a halt to many IT projects. During 2003 we retained all of our staff despite the downturn in hospital budgets and capacity to engage outside consultants, this adversely affected our revenue.

ACQUISITIONS AND REORGANIZATIONS

      ActiveCore maintains and active interest in acquisitions and the reorganization of its component parts to better service clients. Many of our clients need a multiple of our products and services and thus we may undertake internal restructurings to facilitate better customer service. Investment in its existing operations augmented by growth through acquisitions is a key goal of management as is the effective use of capital to drive acceptable returns on investment.

RESULTS OF OPERATIONS

      TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 2002

The financial results examined below for both the fiscal year ended December 31, 2002 and for December 31, 2003 exclude any results from Ignition Entertainment Limited, our former UK based subsidiary, which was a video games developer and distributor which is recorded as a discontinued operation in both fiscal years. Costs related to our internal the mobile games and ring tone group are included in the fiscal 2003 results.

      REVENUES: During the twelve months ended December 31, 2003, we generated $612,953 in revenue in comparison to revenue of $314,063 in the 2002 fiscal year. From a revenue source perspective in 2003, $252,156 in revenue came from MDI related business, recognizable in the year, while the remaining revenue came from data solutions products and services. Revenue from mobile game downloads was only $354 in the 2003 year. In the fiscal year ended December 31, 2002, $117,114 resulted from sales of MDI and data solution products and services and $196,949 was generated by our U.S. distribution arm ActiveCore d.b.a as Ignition USA.

      COST OF SALES: Cost of sales was $536,579 for the twelve months ended December 31, 2003 versus $1,678,816 in 2002. The principal cost of sales items in 2003 consisted of direct labor and related costs of $108,708 for MDI personnel, $10,305 third party software publisher costs and $395,407 of amortization of software licence fees related to the Company's distribution licence for classifier and I-Bos. In the fiscal 2002 year, product costs were $68,115, consisting of publisher fees and production and sales costs in the US operation of $26,985, and purchases of third party hardware and software of $41,130 in ActiveCore Technologies Limited, the Canadian subsidiary. In addition, the Company recorded amortization of prepaid licenses of $1,358,899 related to ActiveCore's Classifier(TM) and I-Bos(TM) distribution and license agreement, and product development costs of $251,796 incurred in the US operation. The result of the cost of sales components elaborated above led to a positive gross margin in fiscal 2003 of $76,374 versus a negative gross margin of $1,364,753 in the previous fiscal year ended December 31, 2002. The trend of positive gross margins is expected to continue in future years.

      OPERATING EXPENSES: Total operating expenses from continuing operations for the twelve months ended December 31, 2003 were $3,515,175 versus expenses from continuing operations of $7,964,746 in the fiscal year ended December 31, 2002. As a whole we believe that operating expenses in 2004 will be about the same or lower as fiscal 2003.

      SALARIES AND WAGES: In the fiscal 2003 year salaries and wages were much higher as compared to fiscal 2002. The largest component of operating expenses was related to salaries and wages of $1,014,787 of which $894,146 related to the Canadian subsidiary. These included the cost of development of mobile games, ring tones, Zorro and the recess games web site and $105,641 which consisted of $29,000 recorded to signing bonuses for the staff in the United Kingdom, $32,962 for US MDI salaries and $43,679 related to staff expenses in our former Chicago office. In 2002 salaries and wages were $221,141 primarily consisting of costs of the Chicago office and lower Canadian operation costs as a result of only 6 months of costs associated with ActiveCore Limited, formerly Springboard Technology Solutions Inc. which was merged with ActiveCore in July 2002. Salaries and wages include costs of all group insurance and various government programs.

      STOCK BASED COMPENSATION: In the fiscal year ended December 31, 2003, the Company expensed $824,654 in stock based compensation primarily consisting of $540,000 for the 20,000,000 shares accorded to management as a result of the acceleration of the ITM merger agreement, details of which are disclosed in the acquisitions and divestitures heading elsewhere in this 10-KSB. In the fiscal year ended December 31, 2002 the Company accounted for $5,500,000 in stock for the 30,000,000 shares released in 2002 from milestones achieved in the original ITM purchase and sale agreement. Additional stock based compensation in the fiscal 2003 statements include $39,524 in directors fees and $245,130 related to stock paid in lieu of salaries for certain management members.

      CONSULTING FEES: In fiscal 2003 we paid $191,131 in consulting fees versus $688,235 in the fiscal year 2002. In fiscal 2003 actual cash of $4,282 was paid out to personnel who bill out as consultants and $186,849 was paid in the form of stock. These fees were paid to consultants involved in sourcing additional games for our mobile games group and assistance in sourcing additional healthcare products and contracts. Additional details are located in the section entitled consultants elsewhere in this 10K. In the fiscal 2002 year we paid out consulting fees of $46,543 for ActiveCore Technologies Limited, the Canadian subsidiary, for certain staff employed in operating capacities who bill as consultants, and $641,692 at the ActiveCore level of which $250,000 ((pound)172,000) related to the share conversion value of Devonshire's strategic marketing contract, and $161,158 represented payments of cash and shares to ActiveCore's officers and directors specifically $60,933 to Brian MacDonald, the President and CEO, in the form of accrued salary; $15,226 to Peter Hamilton, the SVP Corporate Development, in the form of accrued salary and $85,000 which was represented by 500,000 shares valued at $.17 cents as stock based compensation to J. Stephen Smith, our independent director. In the case of Messrs. MacDonald and Hamilton the bulk of the salaries listed above has been accrued and not paid.

      LEGAL AND ACCOUNTING: In the fiscal year ended December 31, 2003 we incurred expenses of $375,162 for accounting and legal fees compared to $420,781 in the fiscal year ended December 31, 2002. Of the 2003 expenses $25,392 was paid for auditing and accounting at the Canadian subsidiary level while $349,769 was paid at the parent Company level consisting of $211,595 for accounting and auditing and $137,874 for legal expenses. In the fiscal year ended December 31, 2002 we spent, at the parent Company level, $399,714 for legal and accounting, while the Canadian subsidiary expensed $21,065. In both years the expenses related to the high cost of remaining a public Company in today's regulatory environment. SB-2's were filed in both years, however expenses in 2003 were slightly lower as the costs associated with upgrading the Company's financial controls and reporting was chiefly borne in 2002 following the change of management at the beginning of 2002. We anticipate spending approximately the same amount in 2004 as we did in 2003 as the requirements of the Sarbanes-Oxley Act and other changes to the audit and accounting environment have greatly increased the cost of remaining a public company.

      MANAGEMENT FEES: In the fiscal year 2003 there were no expenses associated with management fees versus $53,040 in fiscal year 2002. In 2002 ActiveCore paid to Springboard technology $53,040 for the salaries for managers Kevin Birch, Geno Villella and Sherry Bullock for the period of time, 6 months, while Springboard was not a subsidiary of ActiveCore. Springboard became a subsidiary in July 2002.

      GENERAL AND ADMINISTRATIVE EXPENSES: General and Administrative expenses increased year over year from $378,599 in the fiscal year ended December 31, 2002 to $872,327 in the fiscal year ended December 31, 2003.

      In 2003 the largest components of G&A expenses related to a write off of $197,800 for previously non-amortized finance commitment fees, $203,133 in financing commissions, $176,661 in investor relations expenses and a write off of future tax assets of $91,146 all at the parent Company level. The contract to Hawk Associates for investor relations was cancelled early in 2004 and these expenses are not expected to be recurring. At the Canadian subsidiary level $145,536 was recorded to G&A of which the largest expenses were $57,051 to rent and occupancy expenses and $24,275 to advertising and promotion expenses. In the fiscal year end 2002 the Company incurred general and administrative expenses of $340,387 at the parent Company level of which the largest components consisted of the following: $133,795 in finance commitment fees, $63,235 in fees and licenses, $28,481 in rental and infrastructure charges, $87,530 in travel and lodging primarily as a result multiple locations in the UK and the USA, $5,286 for investor relations including press releases and $4,178 for website expenses.

In 2002 the Chicago office cost the Company $15,689 in general rent and other expenses including travel in 2003 until sold to Ignition in March 2003, the Chicago office cost $15,070. The Canadian operation for the six months commencing July 1, 2002 until the end of December, 2002 cost the Company $38,212 in total including all rent, taxes, communication and business promotion.

      FINANCIAL ADVISORY FEES: In the fiscal year ended December 31, 2003 the Company expensed $67,864 in financial advisory fees of which $1,192 was paid to the transfer agent and $66,672 was paid to a combination of Wayne Danson of Danson and Associates, Sonny Goldstein and Snider Financial Group, the later two for assistance in arranging the first tranche of a planned 2,000,000 term debt financing. In 2002 the Company also expensed $166,275 in financial advisory fees of which $165,000 pertained to fees earned by Danson Associates for assistance in the registration process and $1,275 in fees to the Company's stock transfer agent, Pacific Stock Transfer.

      RESEARCH AND DEVELOPMENT EXPENSE: In the fiscal year ended December 31, 2003 the Company recorded only $4,717 in research and development expenses for the services of an outside consultant as the Company does not capitalize its R&D expenses but includes them in salaries and wages. In the fiscal year 2002 we recorded $110,112 for the fiscal year at the parent Company level. The bulk of the expenses related to work done to create Vaayu and several other enterprise products.

      DEPRECIATION: In the fiscal year ended December 31, 2003 the Company recorded deprecation of $47,322 all of which related to depreciation on equipment used within the operations in Canada and the US. In fiscal year 2002 deprecation was $16,875 also for equipment. Amortization on software licenses associated with products for resale are included in cost of sales as a separate item.

      ACQUISTION COSTS: In the fiscal year ended December 31, 2003 the company recorded costs of $117,211 associated with the acquisition of the use of the name E-Communities UK Limited and a marketing agreement for eXml products against costs of nil in fiscal year 2003.

      IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS: In the fiscal year ended December 31, 2003 there was no allocation made for impairment of goodwill. In the 2002 fiscal year we recorded an impairment of $409,688 related to the goodwill associated with the acquisition of Springboard Technology Solutions which arose from the difference between the net assets and net liabilities assumed on the acquisition of Springboard.

      LOSS FROM OPERATIONS: In the fiscal year 2003 we realized a loss on operations of $3,438,801 while in the fiscal year 2002 we recorded a loss of $9,329,499. The chief reason for the difference was the value of the shares earned under the ITM acquisition agreement of 5,500,000 in fiscal year 2002 versus the $540,000 allocated to the value of shares in accelerating the shares associated with the ITM acquisition in fiscal 2003.

      OTHER INCOME/EXPENSES

      GAIN ON EARLY EXTINGUISHMENT OF DEBTS: In 2003 we recorded a gain due to a forgiveness of debt of $21,034 for accounting services related to the period prior to 2002. In the fiscal year ended 2002 we showed a non-cash gain of $1,021,238 from the re-negotiation of ActiveCore's distribution license for Classifier and I-Bos with The Innovation Group Plc.

      INTEREST INCOME: Income from cash on deposit was $6,497 in the fiscal year ended December 31 2003 compared to $8,344 in the previous fiscal year.

      INTEREST EXPENSE: Interest expense was considerably higher in fiscal year 2003 at $150,478 compared to fiscal year 2002 at $98,414 primarily as a result of the note payable we had with Cornell Capital during the majority of 2003 and as a result of the accrued interest on the term note that we executed with the International Brotherhood of Electrical Workers in July 2003. That note was interest only for the first year and then amortizes over a 4 year period. . In fiscal year 2002 the interest expense was $98,414.

      FOREIGN EXCHANGE LOSS: The Company recorded a foreign exchange gain of $85,643 in the fiscal year ended December 31, 2003 as compared to a loss of $83,297 in the previous fiscal year. In fiscal year 2003 the Canadian dollar gained significantly against the US dollar where as in fiscal year 2002 the loss was due to the relative decline of the US dollar in relation to the UK pound.

      TOTAL OTHER INCOME: As a result of the foregoing items the Company recorded a loss on other income (expenses) of $37,304 in the fiscal year 2003 versus a gain in the fiscal year ended December 31, 2002.

      LOSS FROM CONTINUING OPERATIONS: In the fiscal year ended December 31, 2003 we lost $3,476,105 on our operations excluding the discontinued operations of Ignition Entertainment Limited. In the fiscal year ended December 31, 2002 the company lost $8,481,628 on continuing operations.

      DISCONTINUED OPERATIONS: As a result of the sale of our former subsidiary Ignition Entertainment limited we realized a gain on discontinued operations of 1,630,121 for the fiscal year ended December 31, 2003 compared to a loss in the fiscal year ended December 31, 2002 of $12,831,644 on those same operations. In fiscal year 2003 we realized a loss on the operations for the time period that we owned the Ignition Entertainment subsidiary of $765,888 which was offset by a gain of $2,396,009 from disposition. In the fiscal year ended 2002 the loss was made up of $2,173,574 on operations plus a write-off of goodwill associated with the intangible assets of the operation of $10,658,090.

      NET LOSS: As a result of the items indicated above we were able to end the year with a net loss of $1,845,984 as opposed to a net loss in the fiscal 2002 year of $21,313,292.

      EARNINGS (LOSS) PER SHARE: In fiscal 2003 we had a loss of $0.02 per share from continuing operations versus a loss of $(0.13) per share from continuing operations in the 2002 fiscal year. We recorded a gain of $0.01 per share from discontinued operations in the fiscal year ended December 31, 2003 versus a loss from discontinued operations of $(0.19) per share. On the whole of fiscal 2003 we recorded a loss of slightly less than $(0.01) per share in the fiscal year ended December 31, 2003 versus a loss of $(0.32) per share in the 2002 fiscal year. We believe that the trend to improved results will continue during fiscal 2004 and that this coming fiscal year will be profitable for the Company.

      TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2001

      For the calendar year ended December 31, 2002, the Company we incurred an overall loss of $21,313,292 or $(0.32) cents per share versus a loss of $1,287,148 or $(.03) per share in the fiscal year 2001.

      REVENUES: Adjusted for discontinued operations the Company recorded revenue of only $314,063 in the fiscal year ended December 31, 2002 as compared to a book entry of $67,358 for revenue off of a sale of PowerAudit in the fiscal year ended December 31, 2001. In the fiscal year 2001 the Company also recorded a bad debt expense and reserve for the bulk of the sale recognized.

      COST OF SALES: In the year ended December 31, 2002 the Company recorded cost of sales of $1,678,816 of which the largest component was amortization of the Classifier and I-Bos license asset. In the year ended December 2001 the Company recorded, as restated, amortization expenses of $259,837 of which $19,837 related to amortization of the Innovation Group Plc. Classifier distribution agreement and $240,000 was related to amortization of the PowerAudit distribution contract with Orchestral Inc.

      OPERATING EXPENSES: Total operating expenses for the calendar years ended December 31, 2001 and December 31, 2000 were $996,328 and $2,805,611, respectively. The reduction in operating expenses between the two years resulted primarily from the reduction in consulting expenses from $1,637,279 in the year ended December 31, 2000 to $420,694 in the comparable period in the 2001 fiscal year. For the year ended December 31, 2001, operating expenses consisted of
$119,773  in  legal  and   accounting   fees,   and   $358,561  in  General  and
Administrative expenses, $37,800 in Research and Development and $59,500 in management fees. In the year ended December 31, 2000, operating expenses consisted of $114,000 in amortization expense, $12,501 in interest expense, $215,569 in professional fees, $308,841 in management fees, $355,109 in development and licensing fees and software support, and $162,312 in other miscellaneous expenses. The expenses in both years were fundamentally oriented towards maintaining a public share issue and managing the distribution license for the PowerAudit product.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to December 31, 2001 the Company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2003 the Company continued its $10,000,000 Cornell Capital Partners LP equity line of credit and commenced to draw upon a planned 2,000,000 term debt facility. Our primary need for cash is to fund our growth in the MDI Solutions division and to establish our service bureau operation for corporate messaging and to defray the cost of remaining a public Company until such time that the sale of our products and services generates sufficient net revenue to repay our current debt obligations..

      As at December 31, 2003, our need for cash included satisfying $1,933,197 of current liabilities which consisted of accounts payable and bank indebtedness of $666,348 (of which $226,824 is recorded as owing to Orchestral Corporation and is not likely to require payout), $249,685 of accrued liabilities, taxes payable of $301,378, leases payable of $14,884, and other current liabilities of $7,729, and the current portion of notes payable of $557,299 and debt to related parties of $117,874. The Company has long-term debt of $458,976, made up of $11,059 in long term leases due and $447,917, the long term portion of a note due over the next four and one half years.

      Our independent auditors have issued a going concern opinion on our consolidated financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional bank, convertible debt, equity capital and access capital under the equity line and implement our business plan to market and sell our various enterprise software and services. At December 31, 2003 the Company had nil cash on hand. In addition, as at the fiscal year end, certain shareholders have also supported the Company to the extent of $117,874, and throughout the year have injected approximately $1,279,000 in to the Company to assist with working capital and while there is no legal commitment for them to do so the Company believes that certain shareholders will continue to support the Company in a similar manner.

      During fiscal year 2003, upon the Company's SB-2 Registration becoming effective. The Company received cash from Cornell Capital in the form of promissory notes. In total $970,000 were received proceeds from the issuance of promissory notes net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum.

      In April 2002, ActiveCore entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, ActiveCore may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. On February 14, 2003 an SB-2 that was filed by the Company was declared effective by the SEC and on December 19, 2003 an additional SB-2 was declared effective. Under the terms of the Equity Line of credit the Company may provide notice to Cornell and Cornell will purchase from the Company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any thirty-day period Cornell Capital Partners is entitled to retain 3.0% of each advance. In April 2002, ActiveCore paid Cornell a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, ActiveCore entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, ActiveCore paid a one-time placement agent fee of 100,000 shares of common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. ActiveCore agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $1,933,197. As of December 31, 2003, the Company had a working capital deficiency of $1,583,976. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of further draws on its planned $2,000,000 term debt, proceeds from the sale of assets, profits, operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the Cornell Equity Line of Credit. Draw downs on the Equity Line of Credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

      If the Company is unable to obtain additional funding through our Equity Line of Credit facility or from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on our business and this may force us to re-organize, reduce our investment in, or otherwise divest of one or more of our operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing our expected revenues and net income in 2004 and 2005.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following chart sets forth ActiveCore's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                       PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------
                                                               TOTAL
---------------------------------------------------------------------------------------------------
                                               LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS            TOTAL         1 YEAR      1-3 YEARS      4-5 YEARS      5 YEARS
--------------------------      ------------  -----------   -----------    -----------    ---------
Current Obligations              $1,933,197    $1,933,197     $      --     $      --       $    --
Term Loan                           447,917            --       374,999      72,918--            --
Leases Payable                       11,059            --        11,059            --            --

Total Contractual Cash
  Obligations                    $2,392,173    $1,933,197     $ 386,058     $72,918               0

      CAPITAL RESOURCES

      In April 2002, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 92% of the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners will retain a fee of 3% of each advance under the Equity Line of Credit. In addition, we engaged Westrock Advisors, Inc., a registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services, Westrock Advisors, Inc. received 100,000 shares of our common stock.

      EQUITY LINE OF CREDIT EXPLAINED. Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell Capital Partners, L.P. to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 10 trading days. A closing will be held 7 trading days after such written notice at which time we will deliver shares of common stock and Cornell Capital Partners, L.P. will pay the advance amount. There are no closing conditions for any of the draws other than the written notice and associated correspondence.

      We became able to request advances under the Equity Line of Credit once the underlying shares have registered with the Securities and Exchange Commission. We may continue to request advances until Cornell Capital Partners has advanced $10.0 million or 24 months after the effective date of the registration statement, whichever occurs first.

      The amount of each advance is limited to a maximum draw down of $425,000 in any thirty-day period. The amount available under the Equity Line of Credit is not dependent on the price or volume of our common stock. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of our outstanding common stock. We do not have any agreements with Cornell Capital Partners regarding the distribution of such stock, although Cornell Capital Partners has indicated that intends to promptly sell any stock received under the Equity Line of Credit.

      We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. There is an inverse relationship between our stock price and the number of shares to be issued under the Equity Line of Credit. That is, as our stock price declines, we would be required to issue a greater number of shares under the Equity Line of Credit for a given advance.

      In April 2002, ActiveCore raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrued interest at a rate of 5% per year and matured two years from the issuance date. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, ActiveCore had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. ActiveCore had the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, ActiveCore will issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed. As is further disclosed in the Company's financial statements the Company redeemed this convertible debenture and accrued interest in February 2003.

CONSOLIDATED STATEMENT OF CASH FLOWS:

Cash on the consolidated balance sheet decreased from $63,162 at December 31, 2002 to $nil at December 31, 2003.

NET CASH USED IN OPERATING ACTIVITIES:

Net Cash used in operating activities was $2,296,386 and $856,825 for the years ended December 31, 2003 and 2002 respectively. In 2003, the cash used in operating activities consisted primarily of a net loss of $1,845,984 which included a net gain from discontinued operations of $2,396,009 and non-cash activities of $758,186 for deprecation and amortization and $918,950 for stock issued for compensation and other costs and services. In 2002, the cash used in operating activities consisted primarily of a net loss of $21,313,291, which included a net loss of $12,831,664 related to discontinued operations and non-cash activities of $1,758,820 for deprecation and amortization and $6,167,780 for stock issued for compensation and other services.

NET CASH PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities was $75,578 for the year ended December 31, 2003. The use of cash in investing activities was primarily the result of the purchase of software rights.

Net Cash  provided  by  investing  activities  was  $739,996  for the year ended
December 31, 2002. The cash provided by investing activities of $1,168,628 was primarily the cash received from two acquisitions during 2002. This was primarily offset in part by the cash paid for a licence agreement of $713,612.

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities was $2,483,746 and $163,849 for the years ended December 31, 2003 and 2002 respectively. In 2003, the cash provided by financial activities consisted primarily of proceeds from notes payable of $1,649,146 and proceeds from related parties of $1,057,964. These items were partially offset by the repayment of $199,859 of the notes payable.

In 2002, the cash provided by financing activities consisted primarily of proceeds from notes payable and convertible debentures of $1,011,015. This was offset in part by the repayments of $297,174 of factor loans and $482,013 of related party loans.

CRITICAL ACCOUNTING POLICIES

      (A) ORGANIZATION

      The consolidated financial statements of IVP Technology Corporation, d.b.a. ActiveCore Technologies, Inc. and subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd., (formerly Springboard Technology Solutions Inc.), a Canadian company and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada. Prior to 1998, the Company was involved with various unsuccessful activities relating to the sale of technology products before becoming inactive by the end of 1997. The Company began negotiations with a third party in 1998 to become an exclusive distributor of software and therefore re-entered the development stage on January 1, 1998. Activities from inception of development stage included raising capital and negotiations and acquisition of software distribution licenses are more fully described herein (See Note 14). On January 1, 2002, the Company began operations and emerged from the development stage.

      During the fiscal year 2003 the Company operated two divisions, enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer market group develops and publishes interactive software games designed for mobile phones, other handheld devices and web-sites. The consumer unit also distributes games developed by third parties. In 2002, the Company also produced video games for personal computers and various console gaming platforms (See Note 2 - Discontinued Operations).

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

      (E) RECLASSIFICATIONS

      Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation

      (F) FOREIGN CURRENCY TRANSACTIONS

      Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Capital accounts are re-measured into U.S. dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficiency. Foreign currency transaction gains or losses are reported in results of operations.

      (G) COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments..

      (H) USE OF ESTIMATES

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ significantly from these estimates.

      (I) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      (J) FURNITURE AND EQUIPMENT

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

      (K) LONG-LIVED ASSETS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and long-Lived Assets to be Disposed of and was required to be adopted on January 1, 2002. SFAS

No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to find acquisitions and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

      (L) GOODWILL AND OTHER INTANGIBLES

      In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "goodwill." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. The Company recognized an impairment of goodwill and intangible assets of $11,067,783 for the year ended December 31, 2002 (See
Note 15). Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.

      (M) INCOME TAXES

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

      (N) CONCENTRATION OF CREDIT RISK

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      (O) STOCK-BASED COMPENSATION

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

      (P) LOSS PER COMMON SHARE

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

      REVENUE RECOGNITION

Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051 and $196,949 for the years ended December 31, 2003 and 2002.

Revenues from services and commercial software sold under licenses were $509,902 and $117,114 for the years ended December 31, 2003 and 2002 respectively.

The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the licence or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns of defective products.

      (S) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS

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

      (T) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus was applicable to agreements entered into in fiscal periods beginning after June 15, 2003..

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

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

The adoption of these recent pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

PAGE    F-i         INDEPENDENT AUDITORS' REPORT

PAGE    F-2         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003 AND 2002

PAGE    F-3         CONSOLIDATED  STATEMENTS  OF OPERATIONS  FOR THE YEARS ENDED
                    DECEMBER 31, 2003 AND 2002

PAGE    F-4 - 5     CONSOLIDATED   STATEMENTS   OF  CHANGES   IN   STOCKHOLDERS'
                    DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

PAGES   F-6 - 7     CONSOLIDATED  STATEMENTS OF  CASH FLOWS FOR  THE YEARS ENDED
                    DECEMBER  31, 2003 AND 2002

PAGES   F-8 - 37    NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS  AS OF  DECEMBER
                    31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and shareholders of:
   IVP Technology Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of IVP Technology Corporation and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IVP Technology Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 18 to the consolidated financial statements, the Company has a net loss of $1,845,984 and a negative cash flow from operations of $2,296,836 for the year ended December 31, 2003, and has a working capital deficiency of $1,583,976 and a stockholders' deficiency of $1,135,803 at December 31, 2003. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 19, 2004

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                  AS OF DECEMBER 31, 2003 AND 2002
                                                  --------------------------------
                                                               ASSETS
                                                                                        2003               2002
                                                                                  -----------------   ---------------
CURRENT ASSETS
Cash                                                                             $           -        $      63,162
Accounts receivable, net of allowance for doubtful accounts of $43,970 at
December 31, 2003 and 2002                                                                128,601            17,165
Other receivables                                                                         189,120              -
Prepaid expenses and other current assets                                                  31,500            34,610
                                                                                  -----------------   ---------------
     Total Current Assets                                                                 349,221           114,937
                                                                                  -----------------   ---------------

FURNITURE AND EQUIPMENT, NET                                                               75,888            93,558
                                                                                  -----------------   ---------------

OTHER ASSETS
License  agreement,  net of accumulated  amortization of $9,642 and $356,806
at December 31, 2003 and 2002, respectively                                               106,062           356,806
Customer list, net of amortization of $22,917                                             252,080              -
Investment at cost                                                                        250,000              -
Deferred consulting expense                                                               123,119              -
Goodwill                                                                                  100,000              -
Other assets                                                                                 -               71,816
                                                                                  -----------------   ---------------
     Total Other Assets                                                                   831,261           428,622
                                                                                  -----------------   ---------------

TOTAL ASSETS                                                                     $      1,256,370     $     637,117
------------                                                                      =================   ===============

                                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                              ----------------------------------------

CURRENT LIABILITIES
Accounts payable                                                                 $        666,348           657,403
Accrued liabilities                                                                       249,685           184,653
Taxes payable                                                                             301,378            82,150
Leases payable, current portion                                                            14,884              -
Notes payable, current portion                                                            557,299           104,020
Common stock to be issued                                                                  18,000         3,617,746
Due to related parties                                                                    117,874           369,226
Other current liabilities                                                                   7,729           134,088
Convertible preferred stock to be issued, short-term                                        -             4,779,662
Net liabilities of discontinued operations                                                  -             1,432,505
                                                                                  -----------------   ---------------
     Total Current Liabilities                                                          1,933,197        11,361,453
                                                                                  -----------------   ---------------

LONG-TERM LIABILITIES
Notes payable, long-term portion                                                          447,917              -
Convertible debenture and notes payable                                                      -              150,000
Leases payable, long-term                                                                  11,059            25,570
Convertible preferred stock to be issued, long-term                                          -            3,584,747
                                                                                  -----------------   ---------------
     Total Long-Term Liabilities                                                          458,976         3,760,317
                                                                                  -----------------   ---------------

TOTAL LIABILITIES                                                                       2,392,173        15,121,770
                                                                                  -----------------   ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value, 50,000,000 shares authorized, none
 issued and outstanding                                                                      -                 -
Common stock, $0.001 par value, 500,000,000 shares authorized, 286,207,703 issued in 2003, 275,207,703 outstanding in 2003, and 99,449,261 shares
issued and  outstanding at December 31, 2002,                                             286,207            99,449
Common stock to be issued                                                                 380,000              -
Additional paid-in capital                                                             36,382,766        20,870,864
Accumulated deficit                                                                   (37,094,546)      (35,248,562)
Less:  treasury stock (11,000,000 shares)                                                (770,000)             -
Accumulated other comprehensive income (loss)                                            (158,586)           15,908
Less:  deferred equity line commitment fees                                              (112,668)         (222,312)
Less:  deferred compensation                                                              (48,976)             -
                                                                                  -----------------   ---------------
     Total Stockholders' Deficiency                                                    (1,135,803)      (14,484,653)
                                                                                  -----------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $      1,256,370     $     637,117
----------------------------------------------                                    =================   ===============

                                    See accompanying notes to consolidated financial statements.

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                          2003                     2002
                                                                                   --------------------     -------------------

REVENUES, NET                                                                   $             612,953    $            314,063
                                                                                   --------------------     -------------------
COST OF SALES
Product costs                                                                                 141,172                  68,115
Amortization of licensing agreements and other distribution costs                             395,407               1,610,701
                                                                                   --------------------     -------------------
Total Cost of Sales                                                                           536,579               1,678,816
                                                                                   --------------------     -------------------
GROSS PROFIT (LOSS)                                                                            76,374              (1,364,753)
                                                                                   --------------------     -------------------
OPERATING EXPENSES
Salaries and wages                                                                          1,014,787                 221,141
Stock-based compensation                                                                      824,654               5,500,000
Consulting fees                                                                               191,131                 688,235
Legal and accounting                                                                          375,162                 420,781
Management fees                                                                                  -                     53,040
General and administrative                                                                    872,327                 378,599
Financial advisory fees                                                                        67,864                 166,275
Research and development                                                                        4,717                 110,112
Depreciation                                                                                   47,322                  16,875
Acquisition costs                                                                             117,211                    -
Impairment of goodwill and intangible assets                                                     -                    409,688
                                                                                   --------------------     -------------------
Total Operating Expenses                                                                    3,515,175              7, 964,746
                                                                                   --------------------     -------------------
LOSS FROM OPERATIONS                                                                       (3,438,801)             (9,329,499)
                                                                                   --------------------     -------------------
OTHER INCOME (EXPENSE)
Gain on early extinguishment of debt                                                           21,034               1,021,238
Interest income                                                                                 6,497                   8,344
Interest expense                                                                             (150,478)                (98,414)
Foreign exchange gain (loss)                                                                   85,643                 (83,295)
                                                                                   --------------------     -------------------
Total Other Income (Expense)                                                                  (37,304)                847,873
                                                                                   --------------------     -------------------
LOSS FROM CONTINUING OPERATIONS                                                            (3,476,105)             (8,481,626)

DISCONTINUED OPERATIONS:
Impairment of goodwill and intangible assets from discontinued operations                        -                (10,658,090)
Loss from discontinued operations                                                            (765,888)             (2,173,574)
Gain on sale of discontinued operations                                                     2,396,009                    -
                                                                                   --------------------     -------------------
Gain (Loss) from Discontinued Operations, Net                                               1,630,121             (12,831,664)
                                                                                   --------------------     -------------------
NET LOSS                                                                        $          (1,845,984)   $        (21,313,290)
--------                                                                           ====================     ===================

LOSS PER COMMON SHARE FROM CONTINUING
 OPERATIONS - BASIC AND DILUTED                                                 $               (0.02)   $              (0.13)
                                                                                   ====================     ===================

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED
 OPERATIONS - BASIC                                                             $                 0.01   $              (0.19)
                                                                                   ====================     ===================
NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                   $               (0.01)   $              (0.32)
                                                                                   ====================     ===================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED                          190,536,415             66,013,725
                                                                                   ====================     ===================

                                    See accompanying notes to consolidated financial statements.

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                             Preferred Stock                Common Stock                Common stock to be Issued
                                            Shares       Amount         Shares            Amount          Shares        Amount
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2001                                              48,752,848       $ 48,753         1,000,000     $ 50,000

Stock issued for services                                               11,151,497         11,151        (1,000,000)     (50,000)
and settlements

Stock issued for commitment fees                                         3,132,000          3,132

Stock Issued for management                                             30,000,000         30,000
compensation

Stock Issued for debt                                                    6,410,916          6,411

Stock issued for Springboard                                                 2,000              2
acquisition

Warrants issued for
commitment fees

Deferred cost recognized

Beneficial conversion feature of
convertible debt

Net loss for period

Cumulative translation adjustment

Comprehensive Loss
                                             --------------------------------------------------------------------------------------

Balance, December 31, 2002                            -          -      99,449,261         99,449                 -            -

Stock issued for services                                               26,813,298         26,813

Stock Issued for management
compensation                                                            20,000,000         20,000

Stock issued and to be issued for
shareholder debt                                                        37,172,652         37,173        17,272,726      380,000

Stock Issued to repay line of
credit debt                                                             29,000,000         29,000

Stock Issued for investment                                             10,000,000         10,000

Stock issued for asset acquisitions                                      7,272,492          7,272

Stock issued for acquisition costs                                       3,500,000          3,500

Stock issued for settlement                                              3,000,000          3,000

Stock issued to former shareholders
of Ignition Entertainment Ltd.                3,500,000      3,500      15,000,000         15,000

Conversion of preferred stock
to common stock                              (3,500,000)    (3,500)     35,000,000         35,000

Stock received from the sale of
Ignition Entertainment Ltd.

Deferred cost recognized

Net loss for period

Cumulative translation adjustment


Comprehensive Loss
                                             --------------------------------------------------------------------------------------

Balance, December 31, 2003                            -        $ -     286,207,703      $ 286,207        17,272,726    $ 380,000
                                             ======================================================================================

                                    See accompanying notes to consolidated financial statements.

                                                                 F-4

                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                                 Deferred
                                      Additional                                   Other       Equity Line
                                        Paid-in      Accumulated    Treasury    Comprehensive   Commitment  Deferred
                                        Capital        deficit       Stock      Income(Loss)       Fees     Compensation    Total
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 2001           $ 13,314,354   $ (13,935,272)                            $ (340,000)                $ (862,165)

Stock issued for services                 691,629                                                                           652,780
and settlements

Stock issued for commitment
fees                                      346,868                                               (350,000)                         -

Stock Issued for management             5,470,000                                                                         5,500,000
compensation

Stock Issued for debt                     977,361                                                                           983,772

Stock issued for Springboard                  258                                                                               260
acquisition

Warrants issued for                         6,107                                                 (6,107)                         -
commitment fees

Deferred cost recognized                                                                         473,795                    473,795

Beneficial conversion feature              64,287                                                                            64,287
of convertible debt

Net loss for period                                   (21,313,290)                                                      (21,313,290)

Cumulative translation
adjustment                                                                         15,908                                    15,908

                                                                                                                     ---------------
Comprehensive Loss                                                                                                      (21,297,382)
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 2002             20,870,864     (35,248,562)          -      15,908       (222,312)          -    (14,484,653)

Stock issued for services                 689,887                                                            (48,976)       667,724

Stock Issued for management
compensation                              520,000                                                                           540,000

Stock issued and to be issued
for shareholder debt                      892,143                                                                         1,309,316

Stock Issued to repay line
of credit debt                            869,088                                                                           898,088

Stock Issued for investment               240,000                                                                           250,000

Stock issued for asset
acquisitions                              213,628                                                                           220,900

Stock issued for acquisition
costs                                      98,000                                                                           101,500

Stock issued for settlement                90,000                                                                            93,000

Stock issued to former
shareholders of Ignition
Entertainment Ltd.                     11,930,656                                                                        11,949,156

Conversion of preferred stock
to common stock                           (31,500)                                                                                -

Stock received from the sale
of Ignition Entertainment Ltd.                                       (770,000)                                             (770,000)

Deferred cost recognized                                                                         109,644                    109,644

Net loss for period                                    (1,845,984)                                                       (1,845,984)

Cumulative translation
adjustment                                                                       (174,494)                                 (174,494)

                                                                                                                     ---------------
Comprehensive Loss                                                                                                       (2,020,478)
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 2003           $ 36,382,766   $ (37,094,546) $ (770,000) $ (158,586)    $ (112,668)    $ (48,976) $(1,135,803)
                                     ===============================================================================================

                                    See accompanying notes to consolidated financial statements.

                                                                F-4A

              IVP Technology Corporation and Subsidiaries Consolidated Statements of Changes in Stockholder Deficiency
                                             for Years Ended December 31, 2003 and 2002

                              Preferred Stock           Common Stock      Common Stock to be Issued
                             Shares      Amount      Shares      Amount      Shares        Amount
                           ----------  ----------  ----------  ----------  ----------    ----------
Conversion of Preferred
 Stock to Common Stock     (3,500,000)   (3,500)   35,000,000     35,000

Stock to be received from
 Sales Ignition
 Entertainment Ltd.

Deferred cost recognized         -          -

Net Loss for period

Cumulative Translation
 Adjustment

Comprehensive Loss               -          -
                             -----      -----     -----------   --------   ----------     ---------
BALANCE,
 DECEMBER 31, 2003               -      $   -     286,207,703   $286,207   17,272,726     $ 380,000
                             =====      =====     ===========   ========   ==========     =========

                                        See Accompanying Notes to Consolidated Financial Statements

              IVP Technology Corporation and Subsidiaries Consolidated Statements of Changes in Stockholder Deficiency
                                             for Years Ended December 31, 2003 and 2002

                                                                                                Deferred
                                      Additional                                   Other      Equity Line
                                        Paid-in      Accumulated    Treasury    Comprehensive  Commitment  Deferred
                                        Capital        deficit       Stock      Income(Loss)      Fees     Compensation    Total
                                   -----------------------------------------------------------------------------------------------

Conversion of Preferred
 Stock to Common Stock                  (31,500)                                                                                 -

Stock to be received from
 Sales Ignition
 Entertainment Ltd.                                                    (770,000)                                           (770,000)

Deferred cost recognized                                                                           109,644                  109,644

Net Loss for period                                  (1,845,984)                                                         (1,845,984)

Cumulative Translation
 Adjustment                                                                         (174,494)                              (174,494)

Comprehensive Loss                                                                                      -                (2,020,478)
                                   -------------------------------------------------------------------------------------------------
BALANCE,
 DECEMBER 31, 2003                 $ 36,382,766      $(37,094,546)   $ (770,000)  $ (158,586)   $ (112,668) $ (48,976)  $(1,135,803)
                                   ============      =============   ===========  ===========   =========== ==========  ============
                                     See Accompanying Notes to Consolidated Financial Statements

                                         F-5A

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                      2003                   2002
                                                                                ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (1,845,984)       $   (21,313,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                             47,322                 16,875
Gain on sale of discontinued operations                                              (2,396,009)                  -
Amortization of licensing agreements and software kits                                  366,448              1,610,695
Amortization of consulting agreements and commitment fees                               321,499                131,250
Amortization of customer list                                                            22,917                   -
Interest expense on beneficial conversion                                                  -                    64,286
Gain on extinguishment of debts                                                            -                (1,021,238)
Stock to be issued for settlement of licensing agreement                                   -                    18,000
Bad debts (recovery) expense                                                               -                    (3,000)
Impairment of goodwill and intangible assets                                               -                11,086,863
Impairment of deferred tax asset                                                         71,816                   -
Warrants issued for commitment fees                                                        -                     2,545
Stock issued for commitment fees and penalties                                           22,800                   -
Stock issued for financing costs                                                        129,500                   -
Stock issued for compensation                                                           582,501              5,500,000
Stock issued for services                                                                62,500                667,780
Stock issued for legal settlement                                                        20,149                   -
Stock issued for acquisition costs                                                      101,500                   -

Changes in operating assets and liabilities,  net of effects of acquisitions and discontinued operations:
Decrease (increase) in receivables                                                     (300,556)               803,145
Decrease in inventory                                                                      -                    56,689
Decrease in prepaid expenses and other current assets                                     3,110                145,040
Decrease in other assets                                                                   -                     3,620
Increase (decrease) in accounts payable                                                 142,247              (136,770)
Increase (decrease) in accrued liabilities                                              (17,837)                 6,094
Increase (decrease) in taxes payable                                                    219,228               (29,185)
Increase (decrease) in other current liabilities                                       (126,360)                97,365
Decrease in accrued interest                                                             82,869                  3,906
Net liabilities of discontinued operations                                              193,504              1,432,505
                                                                                  ---------------     ------------------
     Net Cash (Used In) Operating Activities                                         (2,296,836)              (856,825)
                                                                                  ---------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition                                                             -                 1,168,628
Cash paid for licensing agreement                                                        24,999               (713,612)
Disposal of furniture and equipment                                                        -                   330,347
Purchases of furniture and equipment                                                     (5,774)                  -
Purchase of software rights                                                             (94,803)                  -
Purchases of software development kits                                                     -                   (45,367)
                                                                                  ---------------     ------------------
     Net Cash (Used In) Provided By Investing Activities                                (75,578)               739,996
                                                                                  ---------------     ------------------

               See Accompanying Notes to Consolidated Financial Statements


                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                         (Continued)
                                                                                      2003                   2002
                                                                                ------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable                                                               (49,859)               (40,000)
Repayment of convertible debentures                                                     (150,000)                  -
Repayment of loan factors                                                                   -                  (297,174)
Repayment of related parties                                                                -                  (482,013)
Proceeds from notes payable                                                            1,649,146                861,015
Proceeds from convertible debentures                                                        -                   150,000
Proceeds from related parties                                                          1,057,964                   -
Payment on leases                                                                        (23,505)               (27,979)
                                                                                   ---------------     ------------------
     Net Cash Provided By Financing Activities                                         2,483,746                163,849
                                                                                   ---------------     ------------------

EFFECT OF FOREIGN EXCHANGE RATES                                                        (174,494)                15,909
                                                                                   ---------------     ------------------

NET (DECREASE) INCREASE IN CASH                                                          (63,162)                62,929

CASH - BEGINNING OF YEAR                                                                  63,162                    232
                                                                                   ---------------     ------------------

CASH - END OF YEAR                                                              $           -          $         63,161
                                                                                   ===============     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                          $         54,354       $           -
                                                                                   ===============     ==================
Cash paid for taxes                                                             $           -          $           -
                                                                                   ===============     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital leases                                        $         23,878       $          9,480
                                                                                   ===============     ==================
Acquisition of Ignition Entertainment Ltd. for common and preferred stock
to be issued                                                                    $           -          $     11,949,155
                                                                                   ===============     ==================
Common stock preferred stock issued to satisfy common and preferred stock
to be issued  for the acquisition of Ignition                                   $     11,949,156       $           -
                                                                                   ===============     =================
Common stock issued for payment of accounts payable                             $         72,851                   -
                                                                                   ===============     =================
Common stock to be issued for payment of amounts due to related parties         $        380,000                   -
                                                                                   ===============     =================
Acquisition of Springboard Technology Solutions, Inc. for common stock
to be issued and debt assumed                                                   $           -          $        409,688
                                                                                   ==================  ==================
Revaluation of the TIG licensing agreement                                      $              -       $      2,695,364
                                                                                   ==================  ==================
Stock issued for payment of debt and accrued interest thereon                   $              -       $        223,772
                                                                                   ==================  ==================

Stock issued for payment of debt held with factors                              $              -       $        760,000
                                                                                   ==================  ==================
Common stock issued to acquire other income producing assets                    $           220,900    $           -
                                                                                   ==================  ==================
Common stock issued for deferred consulting expenses                            $           383,950    $           -
                                                                                   ==================  ==================
Common stock issued for payment of accrued bonuses                              $            60,450    $           -
                                                                                   ==================  ==================
Common stock issued for payment of debt and accrued interest thereon            $           898,089    $           -
                                                                                   ==================  ==================
Common stock issued for payment of amounts due to related parties               $           929,316    $           -
                                                                                   ==================  ==================
Common stock issued for payment of common stock to be issued for services       $            15,000    $           -
                                                                                   ==================  ==================
Common stock issued for investment                                              $           250,000    $           -
                                                                                   ==================  ==================

                                 See Accompanying Notes to Consolidated Financial Statements

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------    -----------------------------------------------------------

          (A) ORGANIZATION
          ----------------

          The consolidated financial statements of IVP Technology Corporation, d.b.a. ActiveCore Technologies, Inc. and subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd., (formerly Springboard Technology Solutions Inc.), a Canadian company, Erebus Corporation, an inactive company, and ActiveCore Exml Canada Ltd., an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada.

          During  2003,  the Company  operated  two  divisions:  enterprise  and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer market group develops and publishes interactive software games designed for mobile phones, other handheld devices and web-sites. The consumer unit also distributes games developed by third parties. In 2002, the Company also produced video games for personal computers and various console gaming platforms (See Note 2 - Discontinued Operations).

          (B) PRINCIPLES OF CONSOLIDATION
          -------------------------------

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements also include the accounts of the Company's former subsidiary, Ignition Entertainment Limited from the time of acquisition (May 28, 2002) through the time of disposal (April 1, 2003) (See Note 2). All significant inter-company transactions and balances have been eliminated in consolidation.

          (C) BASIS OF PRESENTATION
          -------------------------

          The consolidated  financial  statements are expressed in United States
          dollars  and  have  been  prepared  in  accordance   with   accounting
          principles generally accepted in the United States of America.

          (D) RECLASSIFICATIONS
          ---------------------

          Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.

          (E) FOREIGN CURRENCY TRANSACTIONS
          ---------------------------------

          Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          rates. Capital accounts are re-measured into U.S. dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficiency. Foreign currency transaction gains or losses are reported in results of operations.

          (F) COMPREHENSIVE INCOME (LOSS)
          -------------------------------

          Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments.

          (G) USE OF ESTIMATES
          --------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ significantly from these estimates.

          (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
          ---------------------------------------

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

          (I) FURNITURE AND EQUIPMENT
          ---------------------------

          Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. The cost of additions and betterments are capitalized, and repairs and maintenance costs are

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized.

          (J) LONG-LIVED ASSETS
          ---------------------

          In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This pronouncement supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale.

          The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as availability of suitable financing to find acquisitions and development activities. The realization of the Company's revenue producing assets is dependent upon future uncertain events and conditions, and accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated value.

          (K) GOODWILL AND OTHER INTANGIBLES
          ----------------------------------

          In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. The Company recognized an impairment of goodwill and intangible assets of $11,086,863 for the year ended
          December 31, 2002. Of the total, $19,085 is included in loss from discontinued operations in the accompanying consolidated statement of operations for 2002.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          Other intangibles are recorded at cost and are amortized on a straight-line basis over their respective useful lives.

          (L) RESEARCH AND DEVELOPMENT COSTS
          ----------------------------------

          Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Included in salaries and wages are $191,947 and $ - 0 - of research and development costs paid to employees for software development for the years ended December 31, 2003 and 2003, respectively.

          (M) INCOME TAXES
          ----------------

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

          (N) STOCK-BASED COMPENSATION
          ----------------------------

          The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of No. 123, "Accounting for Stock-Based Compensation".

          (O) LOSS PER COMMON SHARE
          -------------------------

          Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

          (P) BUSINESS SEGMENTS
          ---------------------

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          in the Americas and Europe, and in many instances, these products are then resold through distributors.

          (Q) REVENUE RECOGNITION
          -----------------------

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

          REVENUE RECOGNITION
          -------------------

          Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware. Distribution revenue amounted to $103,051and $196,949 for the years ended December 31, 2003 and 2002.

          Revenues from services and commercial software sold under licenses were $509,902 and $117,114 for the years ended December 31, 2003 and 2002 respectively.

          The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and, to a limited extent with certain customers, 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          The Company's distribution arrangements with customers generally do not give customers the right to return products. However, the Company at its discretion may accept product returns for stock balancing or defective products. In addition, the Company sometimes negotiates accommodations to customers, including price discounts, credits and product returns, when demand for specific products falls below expectations. The Company's publishing arrangements generally do not require the Company to accept product returns and provide price protection. The Company establishes a reserve for future returns and other allowances based primarily on its return policies, price protection policies and historical return rates. The Company may not have a reliable basis to estimate returns and price protection for certain customers or it may be unable to determine that collection of the receivable is probable. In such circumstances, the Company defers the revenues at the time of the sale and recognizes them when collection of the related receivable becomes probable or cash is received.

          (R) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS
          -------------------------------------------------

          In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has adopted EITF 01-09 effective January 1, 2002. The adoption of the new standard did not have a material impact on the consolidated financial statements. There was no effect on prior period financial statements as a result of adopting this statement.

          (S) RECENT ACCOUNTING PRONOUNCEMENTS
          ------------------------------------

          In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis;
          (2) there is  objective  and  reliable  evidence  of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

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

          SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

          Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

          In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements".

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

          Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

          The adoption of these recent pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2    IGNITION ENTERTAINMENT LIMITED/DISCONTINUED OPERATIONS
------    ------------------------------------------------------

          On May 28, 2002, the Company acquired 100% of the stock of Ignition, a
          UK  corporation,   which  specialized  in  the  design,   development,

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company agreed to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share, for a total purchase price of $11,949,156. These shares were held in escrow until disbursed in accordance with the terms of the escrow agreement. The acquisition was accounted for by the purchase method of accounting. The Company acquired net tangible assets of $1,291,061. The excess of the consideration given over the fair value of net assets acquired was recorded as goodwill of $10,658,095. The unregistered common and convertible preferred stock are presented as liabilities in the accompanying consolidated balance sheet at December 31, 2002.

          In the fourth quarter of 2002, the Company recorded an impairment loss relating to the entire amount of the goodwill based upon the Company's estimate of the undiscounted future net cash flows. The impairment loss is included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2002.

          Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of the Company's common stock originally issued to and held by the former shareholders. The transaction resulted in a gain of $2,396,009, which has been included in the accompanying consolidated statement of operations for the year ended December 31, 2003 as a gain on sale of discontinued operations.

          Upon execution of the sale agreement in June 2003, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2002 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and were subsequently distributed to the former owners in 2004. Following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders returned 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement. The 11,000,000 shares are presented in the accompanying consolidated balance sheet as treasury stock. The shares were subsequently canceled on February 24, 2004.

          In connection with the sale agreement,  the Company retained rights to

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. The Company also received an agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company will pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles. As of December 31, 2003, the Company did not assign any value to the acquired intellectual property and or to the distribution agreement due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products.

          Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. as of April 1, 2003 and December 31, 2002 and for the period from January 1, 2003 through April 1, 2003 and for the year ended December 31, 2002.

                                              As of              As of December
                                          April 1, 2003        December 31, 2002
                                          -------------        -----------------

          Cash                               $      160               $  213,924
          Accounts receivable, net              212,741                  149,676
          Inventory                              78,955                  383,738
          Prepaid expenses                      113,044                   99,488
          Property, plant and equipment,
            net                                 417,727                  442,674
          Other assets                           24,963                     -
                                             -------------     -----------------
            Total Assets                        847,590                1,289,500
                                             -------------     -----------------

          Accounts payable                    1,044,294                1,182,423
          Accrued liabilities                   134,058                  240,833
          Due to factor                         211,249                   94,746
          Taxes payable                         436,513                  338,520
          Translation adjustment                 93,790                   64,887
          Notes payable                         129,366                   80,220
          Due to related parties                424,329                  720,376
                                             -------------     -----------------
            Total Liabilities                 2,473,599                2,722,005
                                             -------------     -----------------
            Net Liabilities of
            Discontinued Operations          $1,626,009               $1,432,505
                                             =============     =================

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                                           For the Period        For the Period
                                                From               From May 28,
                                           January 1, 2003         2002 Through
                                               Through              December 31,
                                            April 1, 2003              2002
                                         -------------------   -----------------

          Revenues, net                  $        1,087,906    $      2,896,532
          Cost of sales                             960,501           2,984,309
                                         -------------------   -----------------
            Gross profit                            127,405              87,777)
            Operating expenses                      815,985           2,073,303
                                         -------------------   -----------------
              Loss from discontinued
                operations                         (688,580)          2,161,080)
            Other expense                           (77,308)            (12,494)
                                         -------------------   -----------------
              Net loss from discontinued
                operations               $         (765,888)   $     (2,173,574)
                                         ===================   =================

NOTE 3    ACQUISITION OF ACTIVECORE TECHNOLOGIES LTD.
------    -------------------------------------------

          On July 1, 2002, the Company acquired all the outstanding shares of ActiveCore Technologies Limited (formerly Springboard Technology Solutions Inc.) for consideration of 2,000 common shares on the basis of a one for one exchange. The value of the common stock issued was $260 or $.13 per share based on the value of the Company's common stock on the date that the Board approved the transaction. ActiveCore Technologies Limited was owned by some of the Company's officers and directors at the time of acquisition. ActiveCore Technologies Limited is a data solutions company that provides network solutions, web and software development and data interface services. This acquisition was accounted for by the purchase method of accounting in accordance with the provisions of SFAS 141 and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. As a result of the ActiveCore Technologies Limited acquisition, the Company recorded goodwill in the amount of $409,688.

          In the fourth quarter of 2002, the Company recorded an impairment loss of the entire amount of the goodwill based on the undiscounted future net cash flows.

NOTE 4    ACCOUNTS RECEIVABLE
------    -------------------

          The components of accounts receivable, net, as of December 31, 2003 and 2002 consist of:

                                                   2003                 2002
                                                ----------           -----------

          Trade receivables                     $ 172,571            $   61,135
          Allowance for doubtful accounts         (43,970)              (43,970)
                                                -----------          -----------

            Accounts receivable, net            $ 128,601            $   17,165
                                                ===========          ===========

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          Trade   receivables   consists  primary  of  vendor   receivables  for
          enterprise software and information technology services sold.

NOTE 5    OTHER RECEIVABLES
------    -----------------

          Other receivables, of $162,509, primarily represent advances made to unrelated parties in order to satisfy debts of Ignition Entertainment Ltd. These receivables were collected in full in the first quarter of 2004. Also included in other receivables is $26,611 for an advance made to ePocket, Inc (See Note 7). This advance was repaid in full in February 2004.

NOTE 6    FURNITURE AND EQUIPMENT
------    -----------------------

          As of December 31, 2003 and 2002, furniture and equipment consist of:

                                                   2003                 2002
                                                ----------           -----------

          Computer equipment                    $ 151,183            $   91,505
          Office equipment and furniture           25,453                22,828
          Computer software                        37,546                13,546
          Software development kits                   -                  45,367
                                                -----------          -----------
                                                  214,182               173,246

          Less accumulated depreciation          (138,294)              (79,688)
                                                -----------          -----------

          Furniture and Equipment, net          $  75,888            $   93,558
                                                ===========          ===========

          Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $47,322 and $16,875, respectively.

NOTE 7    INVESTMENT
------    ----------

          On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 10,000,000 shares of the Company's common stock or the equivalent of $300,000 Canadian dollars ("CAD"). The shares are expected to be sold in the open market. If the sale of these shares does not generate the amount of funds required ($300,000 CAD), the Company will be required to fund the difference. If the sales of the shares exceed the minimum required amount, the Company may increase its interest in or have any remaining unsold shares returned for cancellation or recession. The shares were valued at $0.025 per share or an aggregate of $250,000, representing the market value at the date of grant. The investment in ePocket, Inc. is valued at cost in the accompanying consolidated balance sheet. Approximately 1,000,000 shares have been sold in the open market as of December 31, 2003 for proceeds of approximately $30,000.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

NOTE 8    OTHER ACQUISITIONS
------    ------------------

          On September 20, 2003 the Company issued 6,472,492 shares of common stock in connection with the acquisition of the data integration division of SCI Healthcare Group. The shares were valued based on the closing price of the Company's common stock on September 18th, the contracted determination date, which represented $200,000. An additional consideration, of $175,000, was given in the form of a promissory note. There is a further provision to allow for the increase or reduction of a percentage of the issued shares if certain gross revenue targets are not met after one year from the acquisition date. The shares are being held in trust by the seller's counsel. The Company allocated the purchase price between goodwill ($100,000) and customer list ($275,000). The customer list is being amortized over a term of three years based on the tenure and cancelability of existing contracts. Amortization for the year ended December 31, 2003 was $22,917. Also see Note 9 for the terms of the promissory note.

          The following unaudited pro forma consolidated results of operations are presented as if the acquisition of the data integration division of SCI Healthcare Group had been made at the beginning of 2003 and 2002:

                                            Year Ended           Year Ended
                                        December 31, 2003     December 31, 2002
                                       -------------------   -------------------

          Net sales                    $       1,057,656     $        1,059,316
          Net loss                     $       1,890,527     $       21,305,367
          Basic and diluted loss
            per share                  $           (0.01)    $            (0.33)


          On July 22, 2003, the Company acquired the source code license for a software product known as XML/Connector for the healthcare industry, from an unrelated company. As part of the acquisition, the Company paid (CAD) $120,000 in the form of a note payable, and on August 1, 2003, issued 500,000 shares of common stock to the seller. These shares were valued at $.025 per share, or an aggregate of $12,500, representing the market value on the date of grant. At December 31, 2003, the balance on the promissory note was $29,288. On August 19, 2003, the Company acquired the intellectual property rights of the XML/Connector. As a result, the seller ceased to develop the product and transferred all existing customer contracts to the Company. As part of the acquisition, the Company paid (CAD) $10,000 in cash at closing and on September 30, 2003 issued 300,000 shares of common stock to the seller. These shares were valued at $.028 per share or an aggregate of $8,400, representing the market value on the date of grant. The combined values of the XML/Connector purchase total $115,703 and are included in license agreements on the accompanying

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          consolidated balance sheet at December 31, 2003. Amortization expense for the year ended December 31, 2003 was $9,642.

NOTE 9    NOTES PAYABLE
------    -------------

          Notes payable consists of the following:

                                                   December 31,    December 31,
                                                       2003            2002
                                                   -------------   -------------
          $1,000,000 note payable to Cornell
          Capital Partners, LP, (1)                $     226,911   $        -

          Note payable to IBEW Local Union 105,
          five-year term, no principal payments
          until August 2004, bearing interest at
          12% (2)                                        500,000            -

          Note payable to SCI Healthcare Group,
          unsecured (3)                                  175,000            -

          Note payable to Berra Holdings, payable
          on demand, bearing interest at 6%,
          unsecured (4)                                   74,020          89,020

          Note payable to Karora Technologies,
          Inc., unsecured (5)                             29,285            -

          Note payable to Cornell Capital Partners,
          LP bearing interest at 8%(6)                       -            15,000
                                                   --------------  -------------
                                                       1,005,216         104,020
          Less: current portion                          557,299         104,020
                                                   --------------- -------------

          Notes Payable - Long Term Portion        $     447,917   $        -
                                                   =============== =============

          (1) In February 2003 under an equity line of credit (See Note 16(D)), the Company received $970,000 proceeds from the issuance of a $1 million promissory note, net of a 3% fee of $30,000, which yields an effective interest rate of approximately 12%. The promissory note was non-interest bearing and was to be paid in full within 95 days. The note was not fully paid when due, and the outstanding principal balance owed was payable with interest at the rate of 24% or the highest rate permitted by law, if lower. The Company accrued $48,434 at December 31, 2003, which is included in accrued expenses in the accompanying consolidated balance sheets. This note was paid in full in the first quarter of 2004.

          (2)   On  July  31,  2003,  the  Company's   wholly  owned  subsidiary

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                ActiveCore Technologies Limited, received a $500,000 term loan from an electrical workers union in Toronto, Canada. Under the terms of the agreement, the first installment accrues 12% interest and is repayable over a five-year term with no payments required in the first 12 months, and payments will be amortized over the remaining 48 months of the loan. The loan is convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 500,000 shares of common stock at a purchase price of $0.0312 per share. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expire July 31, 2004. The loan is collateralized by substantially all of the assets of the Company.

          (3)   The  promissory   note  relating  to  the   acquisition  of  SCI
                Healthcare Group (also see Note 8) bears interest at 10% and is payable in ten monthly installments commencing April 30, 2004.

          (4) On July 30, 2001, the Company entered into a two-year note with another unrelated lender to borrow up to 187,500 at 6% interest. The note is collateralized by 2,500,000 shares of common stock, held in the name of an unrelated party. Accrued interest of $14,311 is due to this lender as of December 31, 2003. In the first quarter of Fiscal 2004, the Company at the request of the lender converted this debt into shares of the Company's common stock.

          (5) As part of the terms and conditions of the acquisition of XML/Connector (See Note 8), part of the consideration paid was in the form of a promissory note for (CAD) $120,000. The terms of the note stated that this note would be paid in full by the Company no later than September 30, 2003. The note contained a default provision that allowed for interest on the unpaid balance to accrue at 10% until paid in full. In 2004, the note was repaid in full.

          (6) On December 1, 2002, the Company entered into a 6-month note with Cornell Capital Partners, LP to borrow $15,000 at 8% interest. As of December 31, 2002, the unpaid principal balance and accrued interest due on this note was $15,000 and $100, respectively. During February 2003, the Company repaid this note and accrued interest thereon in connection with the equity line of credit agreement.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          Future maturities of short and long-term notes payable as of December 31, 2003 are as follows:

                                  Years Ending
                                  ------------
                                       2004                         $   557,299
                                       2005                             125,000
                                       2006                             125,000
                                       2007                             125,000
                                       2008                              72,917
                                                                       ---------
                                                                    $ 1,005,216
                                                                     ===========

NOTE 10   DUE TO RELATED PARTIES
-------   ----------------------

          The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. During 2003, officers and directors converted certain amounts due to them into shares of common stock of the Company based on the closing market price of the Company's common stock on the conversion dates. During 2003, $1,309,316 of due to related parties was converted into 54,445,378 shares of the Company's common stock. The balances due them were $117,874 and $369,226 as of December 31, 2003 and 2002, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

NOTE 11   CONVERTIBLE DEBENTURES
-------   ----------------------

          In April 2002, the Company raised $150,000 of gross proceeds from the issuance of convertible debentures to the Cornell Capital Partners, LP. These debentures accrued interest at 5% and mature two years from the issuance date. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or
          (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. The Company had the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, the Company was to issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that were redeemed. In February 2003, the Company repaid the convertible debenture with proceeds from the issuance of the $1 million promissory note (See Note
          9). At that time, a warrant was issued to purchase 15,000 shares of common stock at $0.50 per share exercise price. The fair value assigned to the warrant amounted to $0 which was determined by using

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          the Black-Scholes option pricing model. This warrant expired on April 3, 2004.

          The convertible debentures contained a beneficial conversion feature computed at its intrinsic value that was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $64,286, was recorded as an interest expense and a component of equity on the issuance date.

NOTE 12   COMMITMENTS AND CONTINGENCIES
-------   -----------------------------

          A. Activecore Technologies Limited, the Canadian subsidiary has a liability to the Canada Customs and Revenue Agency ("CCRA") for unremitted payroll taxes, in the approximate amount of $241,000, which is comprised of $158,000 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying consolidated balance sheet as of December 31, 2003. An aggressive collection effort by the CCRA could have a significant negative effect on the Company's operations.

          B. On January 13, 2002, the Company canceled its "Power Audit" software distribution agreement with the licensor. In January 2003, the licensor commenced a proceeding in Ontario, Canada against the Company which was placed into abeyance and then revived in August 2003 alleging that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract. The licensor has claimed punitive and exemplary damages of Canadian $4,000,000 and $1,000,000, respectively. The Company has retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

               Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter sue for the return of all proceeds paid to the licensor during the period of time between 1999 and 2001. It is the Company's view that the case filed by the licensor is frivolous

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

               and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any continent liability has been made in the Company's consolidated financial statements for the punitive and exemplary damages however, it has maintained in it current accounts payables approximately $226,000 as owing to the licensor. In January 2003, the Company also committed to issue to the licensor, 100,000 shares of freely tradable common stock. The shares were valued by the Company at $.18 per share based on the closing market price of the common stock at the commitment date. The total value of $18,000 is included in current liabilities in the accompanying consolidated balance sheet at December 31, 2003.

          C. On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was
               $0.1487 per share. The Company is obligated to issue an additional 3,028,378 common shares to the consultant as an additional fee.

               In March 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company has engaged legal counsel to vigously defend itself against the claim. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accruals for this matter in the accompanying consolidated financial statements.

NOTE 13   STOCKHOLDERS' DEFICIENCY
-------   ------------------------

          2003
          ----

          The Company issued 26,813,298 restricted shares of common stock during 2003 for consulting (See Note 16(E)), investor relations, financing and employment services valued at $716,700. The value of the shares was determined based on the closing market price of the Company's common stock on the dates the Company was contractually committed to issue the shares. The values assigned to the common stock ranged from $0.025 to $0.13 per share. The expense is being recognized over the terms of the agreements resulting in $667,724 of expense for the year ending December 31, 2003 and $48,976 of deferred cost at December 31, 2003.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          The Company issued 37,172,652 restricted shares of common stock to the Chairman, CEO and a director of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries. These shares were valued at $0.025 per share, or an aggregate of $929,316, representing the closing market price on the dates of the board resolutions granting these shares.

          On December 26, 2003, the board approved the issuance of 17,272,726 shares to two directors and an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries. At December 31, 2003 the Company has included the value of the shares amounting to $380,000 in common stock to be issued in the equity section of the consolidated balance sheet. These shares were issued on January 2, 2004.

          On June 26, 2003, the Company issued 50,000,000 restricted shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 15,000,000 shares of common stock and 3,500,000 shares of preferred stock convertible into 35,000,000 shares of common stock; collectively valued at $0.23898 per share for a total purchase price of $11,949,156. The issuance of these 50,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

          In 2003, the Company issued 29,000,000 shares of common stock to Cornell Capital Partners, LP having a fair value of $898,089 in connection with the equity line of credit (See Notes 9 and 16(D)). Of the amount, $773,089 was applied against the original $1 million promissory note payable and $125,000 was used to repay a separate note that was issued in April of 2003 under the equity line of credit.

          On June 26, 2003, the Company purchased 5% of the then issued share capital of ePocket, Inc. for 10,000,000 shares of common stock valued at $250,000. (See Note 7).

          On September 30, 2003, the Company issued 3,500,000 shares to Neil Fishenden in exchange for acquiring the name E-Communities UK Limited and the assignment of the distribution agreement between EXML Limited and E-Communities UK Limited. The shares were valued at $0.029 per share, or an aggregate of $101,500, representing the closing bid price on the date of the board resolution. The Company has expensed the $101,500 as acquisition costs in accompanying December 31, 2003 consolidated financial statements due to the uncertainty of the future net cash flows to be generated from this acquisition.

          On October  15,  2003 the company  issued  3,000,000  shares to Danson

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          Partners LLC, in full settlement of cash and share obligations. The shares were valued at $0.031 per share, or an aggregate of $93,000, representing the market value on the date of the grant. This share issuance satisfies the $72,851 liability included in accounts payable on the consolidated balance sheet at December 31, 2002 plus 1,000,000 shares due Danson Partners, LLC for previous services rendered.

          On September 30, 2003, the Company issued 6,472,492 restricted shares in connection with the acquisition of certain assets of the data integration unit of SCI Healthcare Group. The shares were valued as at the closing price on September 18, 2003 being the contracted determination date, which represented $200,000.

          On August 1, 2003, the Company issued 500,000 restricted shares of common stock in connection with the acquisition of the XML/Connector source code license. The shares were valued at $.025 per share representing the market value on the date of grant (See Note 8).

          On September 30, 2003, the Company issued 300,000 restricted shares of common stock in connection with the acquisition of the intellectual property rights of the XML/Connector. The shares were valued at $.028 per share representing the market value on the date of grant (See Note
          8).

          2002
          ----

          In 2002, the Company issued 50,000,000 restricted shares of common stock to various officers and directors of the Company in accordance with the stock purchase agreement with International Technology Marketing ("ITM"). All shares were held in safekeeping pending the completion of an escrow agreement. As of December 31, 2002, 30,000,000 shares were earned and were released from escrow. The Company has accelerated the issuance of the final 20,000,000 shares from escrow. These 20,000,000 shares were released from escrow as stock-based compensation on June 30, 2003 and were valued at $.027, or an aggregate of $540,000 on the date of sale.

          On March 25, 2002, the Company issued 500,000 shares of common stock to an individual in lieu of compensation for services performed in 2001 as President of the Company. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

          On March 25, 2002, the Company issued 500,000 shares of common stock to an individual in lieu of compensation for services performed in 2001 as Secretary of the Company. These shares were valued at $0.05 per share, or an aggregate of $25,000, on the date of grant.

          On March 25, 2002, the Company issued 2,375,600 shares of common stock valued at $.05 per share to an independent consultant for the conversion of $118,780 of debts owed by the corporation for services performed in 2001.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          On March 25, 2002, the Company issued 1,000,000 shares of common stock to an unrelated investor as conversion of a fee of $50,000 earned for introducing the Company to ITM. These shares were valued at $0.05 per share, or an aggregate of $50,000, on the date of grant.

          On March 25, 2002, the Company issued 50,000 shares of common stock to one of its external legal counsel for payment of interest on outstanding legal bills for the year 2001 and 2002. These shares were valued at $0.10 per share, or an aggregate of $5,000, on the date of grant.

          On March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. As of December 31, 2002, 500,000 shares were deemed earned at the December 31, 2002 closing price of $.17 per share to account for the director's fee of $85,000.

          On March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of his resignation from the board of directors.

          On March 25, 2002, the Company issued 1,000,000 shares of common stock to an individual to be held in escrow for services as a board member for the period from 2001 to 2003 to be accrued at the rate of 500,000 per year. Subsequently these shares have been rescinded as a result of his resignation from the board of directors.

          On April 26, 2002, the Company issued 62,027 shares of common stock to an unrelated consultant having a value of $5,000 for consulting services rendered.

          On April 26, 2002 and June 28, 2002, the Company issued 3,032,000 shares of restricted common stock to Cornell Capital Partners, LP, having a value of $330,000 as a one-time commitment fee.

          On April 26, 2002 and June 28, 2002, the Company issued 1,040,000 shares of restricted common stock to an unrelated consultant, having a value of $125,000 for financial consulting services rendered.

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

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          On May 1, 2002, the Company agreed to issue 4,000,000 shares of its restricted common stock having a value of $760,000 in full settlement of its obligation to a factor. The Company issued these shares on or about August 6, 2002. On June 28, 2002, the Company issued 2,410,916 shares of common stock to an unrelated investor pursuant to the terms of our March 17, 2000 debt conversion agreement.

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

          On June 28, 2002, the Company issued 100,000 shares of restricted common stock to an unrelated broker-dealer having a value of $20,000 for placement agent fees.

          On August 6, 2002, the Company issued 2,000 shares of restricted common stock to certain officers and directors having a total value of $260, for the acquisition of Springboard.

NOTE 14   PREFERRED STOCK
-------   ---------------

          The Company has authorized 50,000,000 shares of its Series A Preferred Stock, with a par value of $0.001. As of December 31, 2003 and 2002, there were no shares of the Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock is convertible into ten shares of Common Stock at the option of the holder. The
          Series A Preferred Stock votes on equal per share basis with the Common Stock, and is eligible to receive equivalent dividends to the shares of Common Stock. In the event of a liquidation of the Company, the Series A Preferred Stock has a liquidation preference over the holders of the Company's common stock.

NOTE 15   STOCK BASED COMPENSATION
-------   ------------------------

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

          The Company's Board of Directors has granted non-qualified stock options and warrants to investors of the Company. The following is a summary of activity under these stock option plans for the years ended December 31, 2003 and 2002.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

                                                         Non-         Weighted
                                                       Employee        Average
                                      Employee       Options and      Exercise
                                      Options          Warrants         Price
                                    ------------   ---------------  ------------

          Options outstanding at
            December 31, 2002             -             365,000     $       .29
              Granted                     -             515,000     $       .05
              Exercised                   -                -        $       -
              Cancelled                   -                -        $       -
                                    ------------   ---------------  ------------
          Options outstanding at
            December 31, 2003             -             880,000     $       .14
                                    ============   ===============  ============

          The weighted average fair value of the grants was $0 and $.02 for the years ended December 31, 2003 and 2002, respectively. The weighted average remaining life of the warrants granted through December 31, 2003 was 1/2 year. As of December 31, 2003, all warrants were fully vested and exercisable.

          (B) PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES
          --------------------------------------------------

          The Company applies APB Opinion 25 and related interpretations in accounting for its stock options granted to employees. The Company has not granted any options to employees during the years ended December 31, 2003 and 2002, thus no pro forma amounts are presented.

NOTE 16   AGREEMENTS
-------   ----------

          (A) LICENSING AGREEMENT
          -----------------------

          On December 28, 2001, the Company entered into a two-year licensing agreement to distribute software used primarily by the insurance industry, which agreement included a non-exclusive right to sell such software to clients in the United States, Mexico, Canada, and their overseas territories. The cost of such agreement was $3,620,268 and was amortized over the two-year period of the agreement. Through September 30, 2002, the Company paid $713,612 in connection with the license. On September 30, 2002, the Company renegotiated the terms of the license agreement whereby the licensor agreed to extinguish the remaining amount due under the agreement, or $2,906,656 in exchange for the return of the license and distribution rights to the Classifier(TM) software product to the financial services sector while retaining the rights to distribute the product to other sectors. The Company was also granted a non-exclusive distributorship for the I-Bos(TM) software product. As a result, the Company recorded a gain on the early extinguishment of debt in the amount of $924,904. This

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          gain is reported as other income in the accompanying consolidated statement of operations for 2002.

          Amortization expense for the years ended December 31, 2003 and 2002 was $356,806 and $1,261,873 respectively, and is included in cost of goods sold. Since the license expired during 2003, the Company wrote off the asset and corresponding accumulated amortization at December 31, 2003.

          (B) MARKETING AGREEMENT
          -----------------------

          On January 18, 2002, the Company entered into a one-year marketing agreement with an unrelated consultant to provide product marketing and advisory services to the Company in the European Economic Community and North America territories. The Company issued 5,000,000 shares to the consultant on March 25, 2002 which were registered in a Form S-8 filed on May 3, 2002. The shares were valued at $.05 per share corresponding to the date that the Company entered into the agreement with the consultant. The Company accounted for the cost of the marketing agreement by recording an expense for the entire cost, in the amount of $250,000, in accordance with the provisions of SFAS 123 "Accounting for Stock-Based Compensation". The expense is included in consulting fees in the consolidated statement of operations.

          (C) STOCK PURCHASE/MANAGEMENT AGREEMENT
          ---------------------------------------

          On September 17, 2001, the Company entered into a stock purchase agreement to acquire 100% of the outstanding stock of ITM. In connection with the agreement, the Company was to issue 50,000,000 shares to the former shareholders, which will be held in escrow subject to the Company reaching certain sales milestones. The agreement calls for the Company to compensate the former shareholders of ITM in their efforts to meet the sales milestones.

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

          Pending  execution  of the escrow  agreement,  the Company was holding

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          these shares for the benefit of the former shareholders of ITM. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. For accounting purposes, the Company has not treated the acquisition as an acquisition under the principles of APB 16, but has instead treated the acquisition as an assumption of contingent management contracts for services to be rendered by the former ITM shareholders to the Company. The contingent shares were to be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned based on current market prices as of the date of grant.

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

          In the quarter ended June 30, 2003, the Board of Directors elected to release the remaining 20,000,000 shares from escrow. The Company recorded stock-based compensation expense of $540,000, with the shares being valued at $.027 per share, the closing bid price at June 30, 2003.

          (D) EQUITY LINE OF CREDIT AGREEMENT
          -----------------------------------

          In April 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP. Under this agreement, the Company may issue and sell to Cornell Capital Partners, LP. common stock for a total purchase price of up to $10 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the equity line of credit when the common stock to be issued under the equity line of credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate monthly maximum advance amount of $425,000 in any thirty-day period. In no event shall the number of shares issuable to Cornell Capital Partners, LP. which causes them to own in excess of 9.9% of the then outstanding shares of the Company's common stock. The Company paid the Cornell Capital Partners, LP a one-time fee equal to $330,000, payable in 3,032,000 shares of common stock. Cornell Capital Partners, LP. is entitled to retain 3.0% of each advance.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

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

          The termination date of this agreement is the earliest of: (1) Cornell Capital Partners, LP. makes payment of advances of $10,000,000, (2) any stop order or suspension of the effectiveness of the registration statement for an aggregate of fifty (50) trading days or (3) the Company shall at any time fail materially to comply with the requirements of the agreement and such failure is not cured within thirty (30) days after receipt of written notice from the Cornell
          Capital Partners, LP. or (4) the date occurring twenty-four (24) months after the effective date. Pursuant to the terms of the equity line of credit agreement, the Company is required to file with the SEC a registration statement covering the shares to be acquired by. Cornell Capital Partners, LP. The 24-month term commences the effective date of the registration statement. During February 2003, the Company completed its registration statement in connection with the equity line of credit agreement.

          To induce Cornell Capital Partners, LP. to execute and deliver the equity line of credit agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations there under, or any similar successor statute (collectively, the "1933 Act"), and applicable state securities laws. During the commitment period, the Company shall not, without the prior written consent of Cornell Capital Partners, LP, issue or sell (i) any common stock without consideration or for a consideration per share less than the bid price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock without consideration or for a consideration per share less than the bid price on the date of issuance, provided, however, that Cornell Capital Partners, LP. is given ten (10) days prior written notice and nothing in this section shall prohibit the issuance of shares of common stock pursuant to existing contracts or commitments, upon exercise of currently outstanding options or convertible securities, or in connection with any acquisition. On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.6 (b) agreeing to only sell in compliance with the volume limitation of Rule 144.

          On each advance date in the Company shall pay to Cornell Capital Partners, LP., directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each advance as a commitment fee. The Company has paid Cornell Capital Partners, LP. a one-time commitment fee in the amount of 3,032,000 shares of common stock and warrants to purchase 265,000 shares of common stock of which a warrant to purchase 15,000 shares has an exercise price of $0.50 per

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          share and a warrant to purchase 250,000 shares has an exercise price of $0.099 per share. These warrants vest immediately upon issuance. The value of the one-time commitment fee related to the issuance of common stock totaled approximately $350,000, which was computed based upon the market prices of the Company's common stock on the applicable issuance dates. The warrants issued in connection with the equity line of credit agreement for commitment fees were valued on the date of grant using the Black-Scholes option-pricing model which computed a value of $6,107. The commitment fees will be expensed ratably over the life of the equity line of credit agreement and are included in stockholders' deficiency in the accompanying consolidated balance sheet as of December 31, 2003. The Company has recognized commitment fees of approximately $133,795, which have been included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2003 and 2002, respectively.

          (E) CONSULTING AGREEMENTS
          -------------------------

          o On September 30, 2003, the Company entered into a contract with an unrelated party to consult with the Company with regard to finance activities and general corporate development in particular with regard to provision of a planned 2,000,000 term debt financing. The Company issued 1,000,000 shares of common stock, which were valued at $.029 per share, representing the market value on the date of grant.

          o On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004 in the field of medical data integration. On August 1, 2003, the Company issued 4,000,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.025 per share, representing the market value on the date of grant.

          o On June 18, 2003, the Company entered into a consulting agreement with a European based investor relations consultant to provide services through June 2004. On August 1, 2003, the Company issued 150,000 shares of common stock to this consultant. These shares were valued at $.033 per share, representing the closing market value on the date of grant.

          o On June 3, 2003 the Company entered into a consulting agreement with an unrelated party to perform consulting services in the field of entertainment software distribution and on June 26, 2003, the Company issued 5,000,000 shares of common stock as consideration for consulting services from June 2003 to June 2004. These shares were valued at $.025 per share, or an aggregate of $125,000, representing the market value on the date of grant.

          o On May 6, 2003 the Company entered into a consulting agreement with an unrelated party to perform investor relations services at the rate of $7,000 per month. In addition, on June 26, 2003, the

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

               Company issued 2,000,000 shares of common stock to this unrelated party in connection with the agreement. These shares were valued at $.025 per share, or an aggregate of $50,000 representing the market value on the date of grant.

          o On July 14, 2003, the Company entered into an agreement with an unrelated party to source additional "name brand" properties for cell phone game production and issued this unrelated company 2,000,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.025 per share, representing the market value on the date of grant.

          (F) FACILITIES
          --------------

          The Company has no long term facility leases at December 31, 2003. Rent expense for the years ended December 31, 2003 and 2002 totaled approximately $65,878 and $21,787, respectively.

NOTE 17   INCOME TAXES
-------   ------------

          No provision for Federal and state income taxes has been recorded as the Company has net operating loss carryforwards to offset any net income for the year ended December 31, 2003. As of December 31, 2003, the Company had approximately $25,500,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. Such carryforwards begin to expire in 2019. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Deferred tax assets as of December 31, 2003 and 2002 consisting primarily of the tax effect of net operating loss carryforwards and amortization of intangibles, amounted to approximately $12,237,000 and $11,791,000, respectively. Other deferred tax assets and liabilities are not significant. The Company has provided a full valuation allowance on the deferred tax assets as of December 31, 2003 and 2002 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

NOTE 18   GOING CONCERN
-------   -------------

          The accompanying consolidated financial statements have been prepared in conformity with principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has a net loss of $1,845,984 and a negative cash flow from operations of $2,296,836, for the year ended December 31, 2003, and has a working capital deficiency of $1,583,976 and a stockholders' deficiency of $1,135,803 at December 31, 2003 which raises substantial doubt about its ability to continue as a going concern. The

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

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

NOTE 19   SUBSEQUENT EVENTS
-------   -----------------

          The Company incorporated a subsidiary unit in the United Kingdom on January 15, 2004, for the purpose of marketing various enterprise software products of ActiveCore, as well as certain third party developments for which the Company has entered into licensing agreements. The subsidiary will operate as ActiveCore Technologies UK Limited and will sell XML based enterprise software, as well as eXML's Expense World, and BizNiz Web's DynaPortal applications throughout the European market.

          On January 2, 2004 the Company issued 1,000,000 shares as a signing bonus to a key manager of the newly established UK subsidiary's EXML sales and marketing operation. The shares were valued at $.027 per share or an aggregate of $27,000 representing the closing bid price on December 26, 2003, the date of the board resolution.

          In the first quarter of 2004, the Company issued 4,800,000 shares to various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.18 to $0.028 per share, or an aggregate of $115,000, representing the closing market value of the Company's common stock on the dates of issue.

          On January 26, 2004 the Company entered into a consulting agreement with an unrelated company to provide services through January 2005. On February 20, 2004, the Company issued 5,000,000 shares to this consultant as compensation to this consultant for services to be rendered. The shares were issued at $.024 per share, or an aggregate of $120,000, representing the closing bid price at the date of issue.

          On February 20, 2004 the Company issued 2,000,000 shares in settlement of outstanding services of $48,000. The shares were issued at $.024 per share, being the closing bid price at the date of issue.

          Pursuant to an agreement reached between a long term debt holder and the Company, the board approved the issuance of 3,559,520 shares of common stock aggregating $88,988 for settlement of principal and

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002
                        --------------------------------

          interest accrued through February 23, 2004. The shares were valued at $.025 per share.

          On February 25, 2004, the Company entered into a binding letter of intent and agreement to sell to SilverBirch Studios Limited (1607590 Ontario Limited) certain assets and liabilities of the Company's cellular phone game and ringtone development group, SilverBirch Studios, and the web portal Recessgames.com (collectively known as the "Games Division"). Consideration for the purchase consists of; A) $1,000,000 CAD by promissory note, payable in 10 installments of $100,000 CAD commencing March 31, 2005, with interest at 12%, to be paid monthly starting on March 31, 2004, and, as security, a convertible debenture in favor of the Company for $1,000,000 CAD, with the Company retaining the right to convert the debt to equity in SilverBirch shares after the first anniversary of the debenture. B) The Company will maintain an initial 5% equity interest in SilverBirch, with participation rights to maintain that 5% ownership stake, and C) SilverBirch will pay a 2% royalty to the Company on gross revenues until February 2008, capped at $1,000,000.

          On February 29, 2004, Mr. Kevin Birch resigned as an employee, officer and director of the Company. On March 11, 2004, the Company issued 2,096,875 to Mr. Birch in order to satisfy shareholder debt of $50,325. The shares were valued at $.024 per share.

          In the first quarter of 2004, the Company obtained additional loans of $250,000 under the equity line of credit with Cornell Capital Partners, LP. Through April 2004, $145,000 has been repaid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

      Information required by Part III has been incorporated by reference to ActiveCore Technologies' definitive proxy statement to be filed within 120 days of the end of ActiveCore Technologies' fiscal year end.

ITEM 8A. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

(B)  CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As of April 28, 2004, the directors and executive officers of IVP, their age, positions in IVP, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:


--------------------------------------------------------------------------------
NAME OF DIRECTOR/     AGE       POSITION                  PERIOD SERVED
EXECUTIVE
OFFICER
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Brian MacDonald       55        Chairman and CEO         Nov 2001 to Present
--------------------------------------------------------------------------------
Peter Hamilton        57        President and Director   Nov 2001 to Present
--------------------------------------------------------------------------------
Stephen Smith         65        Director                 Nov 2001 to Present
--------------------------------------------------------------------------------
Stephen Lewis         43        Director                 June 2002 to Present
--------------------------------------------------------------------------------
Graham Lowman         64        Chief Financial Officer  August 2002 to May 2004
--------------------------------------------------------------------------------
Kevin Birch           33        Chief Technology         July 1, 2002 to Feb.
                                Officer                  2004
--------------------------------------------------------------------------------

SECTION 16(A) BENEFICIAL OWNERSHIP

      REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require IVP's officers and directors, and persons who beneficially own more than ten percent of a registered class of IVP's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish IVP with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, IVP believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

      CODE OF ETHICS

      On April 28, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal year ended December 31, 2003, 2002, and 2001 certain information regarding the compensation earned by IVP's Chief Executive Officer and each of IVP's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2003 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to IVP and its subsidiaries.

----------------------------------------------------------------------------------------------------
                   Annual Compensation             Long-Term Compensation
----------------------------------------------------------------------------------------------------
Name and       YEAR      Salary     Bonus   Other        Restricted Options  LTIP      All other
Principal                                   Accrued      Stock      /SARs    Payouts   Compensation
Position                                    Compensa-    Awards
                                            tion         in US$
----------------------------------------------------------------------------------------------------
Brian          2003      $72,000    --      ---          --         --       --        --
MacDonald      2002      $60,933    --      ---          --         --       --        --
Chairman &     2001       $7,440    --      ---          --         --       --        --
CEO, Director

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Peter          2003      $72,000    --      --           --         --       --        --
Hamilton       2002      $15,226    --      --           --         --       --        --


----------------------------------------------------------------------------------------------------
President      2001      --
and  Director

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Kevin Birch    2003      $72,000    --      --           --         --       --        --
SVP - CTO      2002      $59,298    --      --           --         --       --        --
               2001      --         --      --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
J. Stephen     2003
Smith          2002                         85,000***
Director       2001      --         --      --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Stephen        2003
Lewis,         2002      --         --      --           --         --       --        --
Director       2001      --         --      --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Graham         2003      52,500     --      --           --         --       --        --
Lowman, CFO    2002      $26,250    --      --           --         --       --        --
               2001      --         --      --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
John Maxwell*  2003      --         --      --           --         --       --        --
Former Pres.   2002      --                              25,000**
               2001      --         --      --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
John Trainor*  2003      --         --      --           --         --       --        --
Former Sec'y   2002      --         --      --           25,000**   --       --        --
               2001      --         ---     --           --         --       --        --

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

*Effective December 15, 2001 Messrs. Maxwell and Trainor resigned as officers and directors of IVP Technology

**In March 2002, Messrs. Maxwell and Trainor each received 500,000 shares of restricted common stock valued at $.05 per share, in lieu of cash compensation. ***Represents 500,000 shares at .17 released from escrow for services as an independent director for the period Nov 2001 to December 2002

COMPENSATION OF DIRECTORS



EMPLOYMENT AGREEMENTS



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information with respect of the beneficial ownership as of April 27, 2004 for any person who is known to IVP to be the beneficial owner of more than 5% of IVP's common stock.

--------------------------------------------------------------------------------
Title of Class      Name and address of      Amount and Nature   Percentage of
                    beneficial owner         of Beneficial       Class (1)
                                             ownership
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------
Common
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        Security Ownership of Management
--------------------------------------------------------------------------------
Title of Class      Name and Address of      Amount and Nature   Percentage of
                    Beneficial Owner         of Beneficial       Class
                                             Ownership
--------------------------------------------------------------------------------
Common              Brian MacDonald          23,179,449              8.7%
                    c/o 156 Front Street     shares, Direct -
                    West, Suite 210,         6,363,636 held in
                    Toronto, Ontario, M5J    safekeeping
                    2L6                      Total  29,543,085
--------------------------------------------------------------------------------
Common              Peter J. Hamilton        23,879,449              8.9%
                    c/o 156 Front Street     shares, Direct -
                    West, Suite 210,         6,363,636 held in
                    Toronto, Ontario, M5J    safekeeping
                    2L6                      Total  30,243,085
--------------------------------------------------------------------------------
Common              Kevin Birch              12,037,173              5.5%
                    c/o 156 Front Street     shares, Direct -
                    West, Suite 210,         6,642,329 held in
                    Toronto, Ontario, M5J    safekeeping
                    2L6                      Total  18,679,502
--------------------------------------------------------------------------------
Common              Graham Lowman            750,000 Shares,         NIL*
                    C/o 156 Front Street     Direct
                    West, Suite 210,
                    Toronto, Ontario, M5J
                    2L6
--------------------------------------------------------------------------------
Common              Stephen J. Smith         3,000,000 shares,       NIL*
                    c/o 156 Front Street     Direct (1,000,000
                    West, Suite 210,         held in escrow)
                    Toronto, Ontario, M5J
                    2L6
--------------------------------------------------------------------------------
Common              Stephen Lewis            2,000,000 shares,       NIL*
                    c/o 156 Front Street     Direct (1,000,000
                    West, Suite 210,         held in escrow)
                    Toronto, Ontario, M5J
                    2L6
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                    ALL OFFICERS             84,215,672              24.7%
                    AND DIRECTORS
                    AS A GROUP (1
                    PERSON)

*     Less than 1%

(1)   Applicable  percentage  of  ownership  is based on  340,950,824  shares of common stock outstanding as of April 27, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Nil

      The following table sets forth the securities that have been authorized under equity compensation plans as of April 27, 2004.

NIL


                                                                                                      NUMBER OF
                                                                                                      SECURITIES
                                                                                                      REMAINING
                                                                                                    AVAILABLE FOR
                                                                                                        FUTURE
                                                                                                       ISSUANCE
                                                                                                        UNDER
                                                                   NUMBER OF                            EQUITY
                                                                 SECURITIES TO                       COMPENSATION
                                                                BE ISSUED UPON   WEIGHTED-AVERAGE       PLANS
                                                                  EXERCISE OF     EXERCISE PRICE      (EXCLUDING
                                                                  OUTSTANDING     OF OUTSTANDING      SECURITIES
                                                                   OPTIONS,          OPTIONS,        REFLECTED IN
                                                                 WARRANTS AND      WARRANTS AND         COLUMN
                                                                     RIGHTS            RIGHTS            (a))

                                                                      (a)              (b)               (c)
Equity compensation plans approved by security holders                0                $    --           0
Equity compensation plans not approved by security holders
                                                                  ------------      -----------       ---------
TOTAL                                                             ============      ===========       =========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two (2) years, IVP has not entered into a transaction with a value in excess of $60,000 with a director, officer, or beneficial owner of 5% or more of IVP's Common Stock, except as disclosed in the following paragraphs.

IVP Technology has entered into two transactions with individuals who became officers and directors of IVP; the acquisition of International Technology Marketing Inc. and Springboard Technology Solutions Inc. which are detailed elsewhere in this filing.

      IVP did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2003 or 2002.

                                     PART IV

      PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1)    Audit Fees

      The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our form 10-KSBs and 10-QSBs, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were:

      2003:  $155,131 -- Weinberg & Company, P.A.
      2002:   $63,715 -- Weinberg & Company, P.A.

      (2)    All Other Fees

      The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

      2003:  $30,186 -- Weinberg & Company, P.A.
      2002:  $28,029 -- Weinberg & Company, P.A.

      Other than the fees set forth in (1) and (2) above, we have not expended any amounts on any other audit, audit-related or tax fees.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM-8K

      (a) Exhibits.


Exhibit No.      Description                                Location
---------------  ---------------------------------------    -----------------------------------------
2.1              Agreement and Plan of Reorganization       Incorporated by reference to Exhibit 4.1
                 dated March 21, 2000 between IVP           to IVP Technology's Form 8-K12G3 filed
                 Technology Corporation and Erebus          on April 19, 2000
                 Corporation

3.1              Certificate of Amendment of Articles of    Incorporated by reference to Exhibit 3.1
                 Incorporation                              to IVP Technology's Form 10-KSB filed on
                                                            April 15, 2002

3.2              Bylaws                                     Incorporated by reference to Exhibit 3.2
                                                            to IVP Technology's Amendment No. 2 to
                                                            the Form SB-2 filed on November 14, 2002

3.3              Activecore Technologies UK Limited         Provided herewith
                 Memorandum and Articles of Association

3.4              Articles of Association of Activecore      Provided herewith
                 Technologies UK Limited

3.5              Artices of Incorporation of Activecore     Provided herewith
                 EXML Canada Ltd.

4.4              Description of Securities                  Incorporated by reference to Exhibit 4.4
                                                            to IVP Technology's Form S-8 filed on
                                                            July 23, 2001

10.4             Second Amending Agreement to Software      Incorporated by reference to Exhibit
                 Distribution Agreement dated as of May     10.4 to IVP Technology's Form 10-QSB
                 31, 2000 between the Registrant and        filed on September 24, 2000
                 Orchestral Corporation

10.5             Service Bureau Arrangement Agreement       Incorporated by reference to Exhibit
                 dated September 28, 2000 between the       10.5 to IVP Technology's Form 10-QSB
                 Registrant and E-RESPONSES.COM             filed on November 14, 2000

10.6             Stock Purchase Agreement dated September   Incorporated by reference to Exhibit
                 17, 2001 among the Registrant,             10.6 to IVP Technology's Form 10-KSB
                 International Technology Marketing,        filed on April 15, 2002
                 Inc., Brian MacDonald, Peter Hamilton,
                 Kevin Birch, Sherry Bullock, and Geno
                 Villella

10.7             Agreement dated May 15, 2000 between the   Incorporated by reference to Exhibit
                 Registrant and Rainbow Investments         10.7 to IVP Technology's Form 10-KSB
                 International Limited                      filed on April 15, 2002

10.8             Employment Agreement dated August 30,      Incorporated by reference to Exhibit
                 2001 between International Technology      10.8 to IVP Technology's Form 10-KSB
                 Marketing, Inc. and Brian J. MacDonald     filed on April 15, 2002

10.9             Agreement dated February 12, 2002          Incorporated by reference to Exhibit
                 between the Registrant and SmartFOCUS      10.9 to IVP Technology's Form 10-KSB
                 Limited                                    filed on April 15, 2002

Exhibit No.      Description                                Location
---------------  ---------------------------------------    -----------------------------------------
10.10            Warrant Agreement dated May 15, 2000       Incorporated by reference to Exhibit
                 between the Registrant and Rainbow         10.10 to IVP Technology's Form 10-KSB
                 Investments International Limited          filed on April 15, 2002

10.11            Convertible Promissory Note dated May      Incorporated by reference to Exhibit
                 2000 between the Registrant and Rainbow    10.11 to IVP Technology's Form 10-KSB
                 Investments International Limited          filed on April 15, 2002

10.12            Software Distribution Agreement dated      Incorporated by reference to Exhibit
                 December 28, 2001 between the Registrant   10.12 to IVP Technology's Form 10-KSB
                 and TIG Acquisition Corporation            filed on April 15, 2002

10.13            Loan Agreement dated January 16, 2002      Incorporated by reference to Exhibit
                 between the Registrant and DCD Holdings    10.13 to IVP Technology's Form 10-KSB
                 Limited                                    filed on April 15, 2002

10.14            Agreement for the Provision of Marketing   Incorporated by reference to Exhibit
                 Services dated May 3, 2002 between the     10.1 to IVP Technology's Form S-8 filed
                 Registrant and Vanessa Land                with the SEC on May 3, 2002

10.15            Reserved

10.16            Employment Agreement dated August 30,      Incorporated by reference to Exhibit
                 2001 between International Technology      10.16 to IVP Technology's Form 10-KSB
                 Marketing, Inc. and Geno Villella          filed on April 15, 2002

10.17            Employment Agreement dated August 30,      Incorporated by reference to Exhibit
                 2001 between International Technology      10.17 to IVP Technology's Form 10-KSB
                 Marketing, Inc. and Kevin Birch            filed on April 15, 2002

10.18            Employment Agreement dated August 30,      Incorporated by reference to Exhibit
                 2001 between International Technology      10.18 to IVP Technology's Form 10-KSB
                 Marketing, Inc. and Peter J. Hamilton      filed on April 15, 2002

10.19            Employment Agreement dated August 30,      Incorporated by reference to Exhibit
                 2001 between International Technology      10.19 to IVP Technology's Form 10-KSB
                 Marketing, Inc. and Sherry Bullock         filed on April 15, 2002

10.20            Loan and Security Agreement dated July     Incorporated by reference to Exhibit
                 30, 2001 among the Registrant, Clarino     10.20 to IVP Technology's Form 10-KSB
                 Investments International Ltd., and        filed on April 15, 2002
                 Berra Holdings Ltd.

10.21            Consulting and Advisory Extension          Incorporated by reference to the Exhibit
                 Agreement dated February 14, 2001          to IVP Technology's Form 10-QSB filed on
                 between the Registrant and Barry Gross     May 21, 2001
                 D/B/A Gross Capital Associates

10.22            Letter Agreement dated June 28, 2001,      Incorporated by reference to Exhibit 4.1
                 between the Registrant and Andris          to IVP Technology's Form S-8 filed on
                 Gravitis                                   July 23, 2001

10.23            Letter Agreement dated June 28, 2001,      Incorporated by reference to Exhibit 4.2
                 between the Registrant and Thomas Chown.   to IVP Technology's Form S-8 filed on
                                                            July 23, 2001

10.24            Letter Agreement dated May 30, 2001,       Incorporated by reference to Exhibit 4.3
                 between the Registrant and Ruffa &         to IVP Technology's Form S-8 filed on
                 Ruffa, P.C. for Modification of Retainer   July 23, 2001
                 Agreement

Exhibit No.      Description                                Location
---------------  ---------------------------------------    -----------------------------------------
10.25            Consulting Agreement dated September 1,    Incorporated by reference to Exhibit
                 2000 between the Registrant and Barry      13.1 to IVP Technology's Form 10-KSB
                 Gross d/b/a Gross Capital Associates       filed on July 5, 2001

10.26            Consulting and Advisory Agreement dated    Incorporated by reference to Exhibit
                 September 25, 2000 between the             13.2 to IVP Technology's Form 10-KSB
                 Registrant and Koplan Consulting           filed on July 5, 2001
                 Corporation

10.27            Warrant Agreement dated April 3, 2002      Incorporated by reference to Exhibit
                 between the Registrant and Cornell         10.27 to IVP Technology's Form 10-KSB
                 Capital Partners LP                        filed on April 15, 2002

10.28            Equity Line of Credit Agreement dated      Incorporated by reference to Exhibit
                 April 3, 2002 between the Registrant and   10.28 to IVP Technology's Form 10-KSB
                 Cornell Capital Partners LP                filed on April 15, 2002

10.29            Registration Rights Agreement dated        Incorporated by reference to Exhibit
                 April 3, 2002 between the Registrant and   10.29 to IVP Technology's Form 10-KSB
                 Cornell Capital Partners, LP               filed on April 15, 2002

10.30            Escrow Agreement dated April 3, 2002       Incorporated by reference to Exhibit
                 among the Registrant, Cornell Capital      10.30 to IVP Technology's Form 10-KSB
                 Partners, LP, Butler Gonzalez, and First   filed on April 15, 2002
                 Union National Bank

10.31            Securities Purchase Agreement dated        Incorporated by reference to Exhibit
                 April 3, 2002 among the Registrant and     10.31 to IVP Technology's Form 10-KSB
                 the Buyers                                 filed on April 15, 2002

10.32            Escrow Agreement dated April 3, 2002       Incorporated by reference to Exhibit
                 among the Registrant, the Buyers, and      10.32 to IVP Technology's Form 10-KSB
                 First Union National Bank                  filed on April 15, 2002

10.33            Debenture Agreement Dated April 3, 2002    Incorporated by reference to Exhibit
                 between the Registrant and Cornell         10.33 to IVP Technology's Form 10-KSB
                 Capital Partners LP                        filed on April 15, 2002

10.34            Investor Registration Rights Agreement     Incorporated by reference to Exhibit
                 dated April 3, 2002 between the            10.34 to IVP Technology's Form 10-KSB
                 Registrant and the Investors               filed on April 15, 2002

10.35            Placement Agent Agreement dated April 3,   Incorporated by reference to Exhibit
                 2002 among the Registrant, Westrock        10.35 to IVP Technology's Form 10-KSB
                 Advisors, Inc. and Cornell Capital         filed on April 15, 2002
                 Partners LP

10.36            Letter Agreement dated February 20, 2002   Incorporated by reference to Exhibit
                 between the Registrant and Buford          10.36 to IVP Technology's Form 10-KSB
                 Industries Inc.                            filed on April 15, 2002

10.37            Letter Confirmation Agreement dated July   Incorporated by reference to Exhibit
                 21, 2001 between the Registrant and        10.37 to IVP Technology's Form 10-KSB
                 Buford Industries Inc.                     filed on April 15, 2002

10.38            Consulting Agreement dated March 1, 2002   Incorporated by reference to Exhibit
                 between the Registrant and Danson          10.38 to IVP Technology's Form 10-KSB
                 Partners LLC                               filed on April 15, 2002

Exhibit No.      Description                                Location
---------------  ---------------------------------------    -----------------------------------------
10.39            Term Sheet between the Registrant and      Incorporated by reference to Exhibit
                 Cornell Capital Partners, LP Increasing    10.39 to IVP Technology's Form SB-2
                 the Commitment under the Equity Line of    filed on May 15, 2002
                 Credit to $10 million

10.40            Consulting Agreement dated February 12,    Incorporated by reference to Exhibit
                 2002 between the Registrant and Danson     10.40 to IVP Technology's Form SB-2
                 Partners LLC                               filed on May 15, 2002

10.41            Escrow Agreement dated as of May 15,       Incorporated by reference to Exhibit
                 2002 among the Registrant, Brian           10.41 to IVP Technology's Form SB-2
                 MacDonald, Peter Hamilton, Kevin Birch,    filed on May 15, 2002
                 Sherry Bullock, and Gino Villella

10.42            Termination letter dated June 13, 2002     Incorporated by reference to Exhibit
                 between the Registrant and Orchestral      10.42 to IVP Technology's Form 10-QSB
                 Corporation                                filed on August 19, 2002

10.43            Acquisition Agreement dated as of May      Incorporated by reference to Exhibit
                 28, 2002 regarding the purchase of         10.43 to IVP Technology's Form 10-QSB
                 Ignition Entertainment                     filed on August 19, 2002

10.44            Consulting Agreement dated as of June 1,   Incorporated by reference to Exhibit
                 2002 Ignition Entertainment Limited and    10.44 to IVP Technology's Form 10-QSB
                 Montpelier Limited                         filed on August 19, 2002

10.45            Amendment to Equity Line of Credit         Incorporated by reference to Exhibit
                 Agreement dated May 2002 between IVP       10.45 to IVP Technology's Amendment No.
                 Technology and Cornell Capital Partners.   2 to the Form SB-2 filed on November 14,
                                                            2002

10.46            Letter of Credit Facility dated as of      Incorporated by reference to Exhibit
                 April 10, 2002 between Revelate Limited    10.46 to IVP Technology's Amendment No.
                 and Ignition Entertainment Limited         2 to the Form SB-2 filed on November 14,
                                                            2002

10.47            Debenture dated as of June 14, 2002        Incorporated by reference to Exhibit
                 between Revelate Limited and Ignition      10.47 to IVP Technology's Amendment No.
                 Entertainment Limited                      2 to the Form SB-2 filed on November 14,
                                                            2002

10.48            Standard Conditions for Purchase of        Incorporated by reference to Exhibit
                 Debts dated May 23, 2002 between DCD       10.48 to IVP Technology's Amendment No.
                 Factors PLC and Ignition Entertainment     2 to the Form SB-2 filed on November 14,
                 Limited                                    2002

10.49            All Assets Debenture dated as of May 23,   Incorporated by reference to Exhibit
                 2002 between DCD Factors PLC and           10.49 to IVP Technology's Amendment No.
                 Ignition Entertainment Limited             2 to the Form SB-2 filed on November 14,
                                                            2002

10.50            Memorandum of Agreement dated as of July   Incorporated by reference to Exhibit
                 1, 2002 between Springboard Technology     10.50 to IVP Technology's Amendment No.
                 Solutions Inc. and IVP Technology          2 to the Form SB-2 filed on November 14,
                                                            2002

10.51            Heads of Agreement dated as of December    Incorporated by reference to Exhibit
                 28, 2001 and amended on September 30,      10.51 to IVP Technology's Amendment No.
                 2002 between TiG Acquisition Corporation   2 to the Form SB-2 filed on November 14,
                 and IVP Technology                         2002

10.52            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.1 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and Mount
                 Sinai Hospital entered into March 11,

Exhibit No.      Description                                Location
---------------  ---------------------------------------    -----------------------------------------
                 2003 (Contract No. MDI02008)

10.53            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.2 to  Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and Mount
                 Sinai Hospital entered into March 11,
                 2003 (Contract No. MDI02009)

10.54            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.3 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and Rouge
                 Valley Health System entered into
                 September 12, 2002 (Contract No.
                 MDI02003)

10.55            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.4 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and Rouge
                 Valley Health System entered into
                 September 12, 2002 (Contract No.
                 MDI02004)

10.56            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.5 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and York
                 Central Hospital entered into September
                 13, 2002 (Contract No. MDI02006)

10.57            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.6 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and York
                 Central Hospital entered into September
                 13, 2002 (Contract No. MDI02007)

10.58            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.7 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and St.
                 Joseph's Medical Centre entered into
                 March 18, 2003 (Contract No. MDI03001)

10.59            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.8 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and St.
                 Joseph's Medical Centre entered into
                 March 18, 2003 (Contract No.
                 MDI03002-Expires March 31, 2004)

10.60            MDI Solutions Services Agreement           Incorporated by reference to Exhibit
                 (Interface Development Retainer            10.9 to IVP Technology's Form 8-K filed
                 Services) between Medical Data             with the SEC on April 1, 2003
                 Integration Solutions group and St.
                 Joseph's Medical Centre entered into
                 March 18, 2003 (Contract No.
                 MDI03002-Expires June 11, 2004)

10.61            BINDING LETTER OF INTENT AND AGREEMENT     Provided herewith
                 DATED FEBRUARY 25, 2004, BY AND BETWEEN
                 IVP TECHNOLOGY CORPORATION AND 1607590
                 ONTARIO LIMITED

14.1             Code of Ethics                             Provided herewith

      (b)  REPORTS ON FORM 8-K.

      On February 27, 2003, ActiveCore Technologies filed a Form 8-K disclosing that it had signed a development and distribution agreement with Tira Wireless Inc. for distribution of ActiveCore's games and other applications for mobile telephones and other handheld devices.

      On April 1, 2003, ActiveCore filed a Form 8-K disclosing that it had entered into service agreements with four hospitals within Toronto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ACTIVECORE TECHNOLOGIES, INC.


/s/  Brian MacDonald                                  May 7, 2004
--------------------------------------------
By:  Brian MacDonald
     Chairman, Chief Executive Officer
     and Chief Financial Officer


/s/  Peter Hamilton                                   May 7, 2004
--------------------------------------------
By:  Peter Hamilton, President and Director


                                                      May ___, 2004
--------------------------------------------
By:  Stephen Smith, Director


                                                      May ___, 2004
--------------------------------------------
By:  Stephen Lewis, Director

                                  EXHIBIT 31.1

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*


        I, Brian MacDonald, Chief Executive Officer and Principal Financial Officer, certify that:

        1. I have reviewed this form 10-KSB for the fiscal year ended December 31, 2003 of IVP Technology Corporation;

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

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

           (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           (b) Omitted;

           (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

        5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


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

Date:    May 7, 2004                        By:      /s/ Brian MacDonald
                                                     -------------------
                                            Name:    Brian MacDonald
                                            Title:   Chief Executive Officer/
                                                     Principal Financial Officer


*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of IVP Technology Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:    May 7, 2004                      By:        /s/ Brian MacDonald
                                                     -------------------
                                            Name:    Brian MacDonald
                                            Title:   Chief Executive Officer/
                                                     Principal Financial Officer


         A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to IVP Technology Corporation and will be retained by IVP Technology Corporation and furnished to the Securities and Exchange Commission or its staff upon request.