Form 10QSB
period 2004-03-31
IVP TECHNOLOGY CORP
filed 2004-06-17
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

          156 FRONT STREET WEST, SUITE 210, TORONTO, ONTARIO, CANADA M
                    (Address of principal executive offices)


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


                                  Yes[X]               No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

426,875,692 SHARES OF COMMON STOCK, $.001 PAR VALUE, WERE OUTSTANDING ON JUNE 8, 2004


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      NONE

PART I -      FINANCIAL INFORMATION
      ITEM 1.     Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003
                  Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)
                  Condensed Consolidated Statements of Stockholders' Deficiency for the Three Months ended March 31, 2004 (Unaudited) Condensed Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2004 and 2003 (Unaudited)
                  Notes To Condensed Consolidated Financial Statements As Of
                  March 31, 2004 (Unaudited) and   December 31, 2003


      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -     OTHER INFORMATION
      ITEM 1. Legal Matters
      ITEM 2. Changes in Securities
      ITEM 3. Defaults Upon Senior Securities
      ITEM 4. Submission of Matters to a Vote of Security Holders
      ITEM 6. Subsequent Events, Exhibits and Reports on Form 8-K
      ITEM 14.  Internal Controls and Procedures

                           IVP TECHNOLOGY CORPORATION
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES



                                    CONTENTS


PAGE          1      CONDENSED  CONSOLIDATED  BALANCE  SHEETS AS OF  MARCH 31,
                     2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE          2      CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                     THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE          3      CONDENSED   CONSOLIDATED   STATEMENT   OF   STOCKHOLDERS'
                     DEFICIENCY  FOR THE THREE  MONTHS  ENDED  MARCH 31,  2004
                     (UNAUDITED)

PAGES       4 - 5    CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                     THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGES       6 - 16   NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL STATEMENTS AS
                     OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003



                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------


                                     ASSETS
                                     ------

                                                                   March 31, 2004    December 31,
                                                                     (Unaudited)       2003
                                                                    ------------    ------------
Current assets
 Cash                                                               $     84,880    $          -
 Accounts receivable, net                                                 80,841         128,601
 Other receivables                                                           678         189,120
 Prepaid expenses and other current assets                                20,927          31,500
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                     187,326         349,221
                                                                    ------------    ------------
PROPERTY AND EQUIPMENT, NET                                               57,742          43,726
                                                                    ------------    ------------
OTHER ASSETS
 License agreements - software, net                                       99,842         106,062
 Note receivable                                                         749,400               -
 Customer list, net                                                      229,167         252,080
 Investments at cost                                                     250,000         250,000
 Deferred consulting expense                                             158,419         123,119
  Goodwill                                                               100,000         100,000
  Net assets from discontinued operations                                      -          16,335
                                                                    ------------    ------------
TOTAL OTHER ASSETS                                                     1,586,828         847,596
                                                                    ------------    ------------
TOTAL ASSETS                                                        $  1,831,896    $  1,240,543
------------                                                        ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                   $    558,421    $    666,348
 Accrued liabilities                                                     157,311         249,685
 Taxes payable                                                           391,729         301,378
 Leases payable, current portion                                           6,286           7,652
 Notes payable, current portion                                          392,885         557,299
 Common stock to be issued                                                18,000          18,000
 Due to related parties                                                  152,153         117,874
 Other current liabilities                                                45,327           7,729
                                                                    ------------    ------------
 TOTAL CURRENT LIABILITIES                                             1,722,112       1,925,965
                                                                    ------------    ------------
LONG-TERM LIABILITIES
 Note payable, long-term portion                                         432,332         447,917
 Lease payable, long-term                                                  1,241           2,464
                                                                    ------------    ------------
TOTAL LONG-TERM LIABILITIES                                              433,573         450,381
                                                                    ------------    ------------
TOTAL LIABILITIES                                                      2,155,685       2,376,346
-----------------                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $0.001 par value, 50,000,000 shares authorized,
  none issued and outstanding                                                  -               -
 Common stock, $0.001 par value, 500,000,000 authorized and
  332,640,069 and 286,207,000 shares issued and outstanding as of
  March 31, 2004 and December 31, 2003, respectively                     332,640         286,207
 Common stock to be issued                                                     -         380,000
 Additional paid-in capital                                           36,769,825      36,382,766
 Accumulated deficit                                                 (37,150,890)    (37,094,546)
 Less: treasury stock (11,000,000 shares)                                      -        (770,000)
 Accumulated other comprehensive loss                                   (150,364)       (158,586)
 Less: deferred equity line commitment fees                              (88,524)       (112,668)
 Less: deferred compensation                                             (36,476)        (48,976)
                                                                    ------------    ------------
 TOTAL STOCKHOLDERS' DEFICIENCY                                         (323,789)     (1,135,803)
                                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  1,831,896    $  1,240,543
----------------------------------------------                      ============    ============

               See accompanying notes to condensed consolidated financial statements.


                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                    For The  Three    For The Three
                                                                    Months Ended      Months Ended
                                                                      March 31,          March 31,
                                                                        2004               2003
                                                                    -----------        ------------
REVENUE
Net Sales                                                         $     194,495        $    148,709
                                                                  -------------        ------------

COST OF SALES
 Product costs                                                            1,051             141,293
 Distribution and other costs including amortization of license          34,960              92,982
                                                                  -------------        ------------
   Total Cost of Sales                                                   36,011             234,275
                                                                  -------------        ------------

GROSS PROFIT (LOSS)                                                     158,484             (85,566)
                                                                  -------------        ------------

OPERATING EXPENSES
 Salaries and wages                                                     463,100              78,401
 Stock based compensation                                                58,388                   -
 Consulting fees                                                         78,392              48,674
 Legal and accounting                                                    26,097              95,878
 General and administrative                                             158,331             194,008
 Financial advisory fees                                                  7,250              30,708
 Amortization and depreciation                                           (1,967)              8,369
                                                                  -------------        ------------
TOTAL OPERATING EXPENSES                                                789,591             456,038
                                                                  -------------        ------------

LOSS FROM OPERATIONS                                                   (631,107)           (541,604)
                                                                  -------------        ------------

OTHER INCOME (EXPENSE)
 Gain on early extinguishment of debt                                     2,000                   -
 Interest income                                                          7,495               5,143
 Interest expense                                                       (33,232)            (78,352)
 Foreign exchange gain (loss)                                            (2,264)             18,600
                                                                  -------------        ------------
 Total Other Income (Expense)                                           (26,001)            (54,609)

 LOSS FROM CONTINUING OPERATIONS                                       (657,108)           (596,213)
                                                                  -------------        ------------
DISCONTINUED OPERATIONS (SEE NOTE 2):
Loss from Discontinued Operations                                      (130,569)           (733,123)
Gain on Sale of Discontinued Operations                                 731,333                   -
                                                                  -------------        ------------
Net Gain (Loss) from Discontinued Operations                            600,764            (733,123)
                                                                  -------------        ------------

NET LOSS                                                          $     (56,344)       $ (1,329,336)
                                                                  =============        ============

LOSS PER COMMON SHARE FROM
CONTINUING OPERATONS - BASIC AND DILUTED                          $       (0.00)       $      (0.01)
                                                                  -------------        ------------

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS -
BASIC AND DILUTED                                                 $        0.00        $      (0.01)
                                                                  -------------        ------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                     $        0.00        $      (0.01)
                                                                  =============        ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED                                                  317,132,781          99,777,239
                                                                  =============        ============


               See accompanying notes to condensed consolidated financial statements.




                                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                              Preferred Stock           Common Stock     Common stock to be Issued   Additional
                                                                                                                       Paid-in
                                          Shares     Amount      Shares      Amount       Shares         Amount        Capital
                                        ------------------------------------------------------------------------------------------

Balance, December 31, 2003                                      286,207,703 $ 286,207     17,272,726      $ 380,000  $ 36,382,766

Stock issued for services                                         5,000,000     5,000                                     115,000

Stock Issued for compensation                                     5,800,000     5,800                                     136,200

Stock issued for stockholder debt                                19,369,601    19,370    (17,272,726)      (380,000)      410,955

Stock Issued for debt repayment                                  25,262,765    25,263                                     437,904

Stock issued for payment of accrued
 liability                                                        2,000,000     2,000                                      46,000

Cancellation of treasury stock                                  (11,000,000)  (11,000)                                   (759,000)

Deferred cost recognized

Net loss for period

Cumulative translation adjustment


Comprehensive Loss
                                        -------------------------------------------------------------------------------------------

Balance, March 31, 2004                  -           $ -        332,640,069 $ 332,640    $    -           $ -        $ 36,769,825
                                        ===========================================================================================

                                                                                           Deferred
                                                                              Other       Equity Line
                                              Accumulated       Treasury   Comprehensive   Commitment        Deferred
                                                deficit          Stock     Income(Loss)       Fees        Compensation    Total
                                        -------------------------------------------------------------------------------------------

Balance, December 31, 2003                    $ (37,094,546)  $ (770,000)   $ (158,586)   $ (112,668)      $ (48,976) $(1,135,803)

Stock issued for services                                                                                                 120,000

Stock Issued for compensation                                                                                             142,000

Stock issued for stockholder debt                                                                                          50,325

Stock Issued for debt repayment                                                                                           463,167

Stock issued for payment of accrued
 liability                                                                                                                 48,000

Cancellation of treasury stock                                   770,000                                                        -

Deferred cost recognized                                                                      24,144          12,500       36,644

Net loss for period                                 (56,344)                                                              (56,344)

Cumulative translation adjustment                                                8,222                                      8,222

                                                                                                                     -------------
Comprehensive Loss                                                                                                        (48,122)
                                        ------------------------------------------------------------------------------------------

Balance, March 31, 2004                       $ (37,150,890)  $ -           $ (150,364)    $ (88,524)      $ (36,476)  $ (323,789)
                                        ===========================================================================================


                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                           For The Three Months   For The Three Months
                                                           Ended March 31, 2004   Ended March 31, 2003
                                                           --------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $ (56,344)           $(1,329,336)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Gain on sale of discontinued operations                       (731,333)                     -
  Depreciation                                                    (1,967)                 8,369
  Amortization of customer list                                   22,913                      -
  Amortization of licensing agreements and software
  kits                                                             6,220                 92,982
  Amortization of deferred consulting and commitment
  fees                                                            36,644                 43,750
  Impairment of deferred tax asset                                     -                 71,816
  Stock issued for commitment fees and penalties                       -                 22,800
  Stock issued for compensation                                  142,000                      -
  Stock issued for services                                      120,000                  5,000

 Changes in operating assets and liabilities, net of
 effects of discontinued operations:
  Decrease in accounts receivable                                 47,760                  1,901
  Decrease (increase) in prepaid expenses and other
  current assets                                                 199,015                (14,999)
  (Increase) decrease in other assets                            (35,300)                24,963
  (Decrease) in accounts payable                                (107,927)               (92,626)
  (Decrease) in accrued liabilities                              (11,206)              (103,623)
  Increase in taxes payable                                       90,351                 22,018
  Decrease (increase) in other current liabilities                37,598               (125,779)
  Net liabilities of discontinued operations                           -                193,504
                                                               ---------            -----------
      Net Cash Used In Operating Activities                     (241,576)            (1,179,260)
                                                               ---------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposal of fixed assets                                              -                  9,843
 Purchase of property and equipment                              (11,855)                     -
                                                               ---------            -----------
      Net Cash (Used In) Provided By Investing
      Activities                                                 (11,855)                 9,843
                                                               ---------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of notes payable                                            -               (315,000)
 Loans from related parties                                       84,604                190,873
 Proceeds from notes payable                                     250,000              1,000,000
 Proceeds from issuance of common stock                                -                150,000
 Payment on leases                                                (4,515)                (6,752)
                                                               ---------            -----------
      Net Cash Provided By Financing Activities                  330,089              1,019,121
                                                               ---------            -----------

EFFECT OF FOREIGN EXCHANGE RATES                                   8,222                111,856
                                                               ---------            -----------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                    84,880                (38,440)

CASH - BEGINNING OF PERIOD                                             -                 63,162
                                                               ---------            -----------

CASH - END OF PERIOD                                           $  84,880            $    24,722
                                                               =========            ===========

               See accompanying notes to condensed consolidated financial statements.




                             IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                         For The Three         For The Three
                                                          Months Ended      Months Ended March
                                                         March 31, 2004          31, 2003
                                                        -------------------  --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                    -                     -
Cash paid for interest                                              -                     -
                                                       ===================  ====================
Cash paid for taxes                                  $                     $
                                                       ===================  ====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Equipment purchased under capital leases             $              -      $             33,095
                                                       ===================  ====================
Common stock issued to satisfy common stock to be    $            380,000  $                -
issued                                                 ===================  ====================

Note receivable for sale of SilverBirch Studios
Division                                             $            749,400  $                -
                                                       ===================  ====================
Common stock issued for payment of debt and accrued
interest thereon                                     $            463,167  $                -
                                                       ===================  ====================
Common stock issued for payment of accrued liability $             48,000  $             15,000
                                                       ===================  ====================
Common stock issued for payment of amounts due to
related parties                                      $             50,325  $               -
                                                       ===================  ====================
Treasury stock rescinded                             $            770,000  $               -
                                                       ===================  ====================

               See accompanying notes to condensed consolidated financial statements.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

     (A) ORGANIZATION
     ----------------

     The consolidated financial statements of IVP Technology Corporation (d.b.a. ActiveCore Technologies, Inc.) and subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd., (formerly Springboard Technology Solutions Inc.), a Canadian company, ActiveCore Technologies UK Limited, a UK company, Erebus Corporation and ActiveCore Exml Canada Ltd., both inactive companies. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada.

     During 2003, the Company operated two divisions: enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer market group developed and published interactive software games designed for video consoles, mobile phones, other handheld devices and web-sites. At the end of February 2004, the Company sold certain assets and personnel related to the mobile games business to a privately held Canadian company founded by the Company's former chief technology officer. In the period ended March 31, 2003 there were no activities related to the mobile phone game group in the consumer division (See Note 2). The consumer division also distributed games developed by third parties. Until the end of March 2003, the Company also produced video games for personal computers and various console gaming platforms.

     The Company incorporated a subsidiary unit in the United Kingdom on January 15, 2004, for the purpose of marketing various enterprise software products of the Company, as well as certain third party developments for which the Company has entered into licensing agreements. The subsidiary will operate as ActiveCore Technologies UK Limited and will sell XML based enterprise software, as well as eXML's Expense World, and BizNiz Web's DynaPortal applications throughout the European market.

     (B) PRINCIPLES OF CONSOLIDATION
     -------------------------------

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The condensed consolidated financial statements also include the accounts of the Company's former subsidiary, Ignition Entertainment Limited from January 1, 2003 through March 31, 2003 (See Note 2). All significant inter-company transactions and balances have been eliminated in consolidation.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

     (C) RECLASSIFICATIONS
     ---------------------

     Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.

     (D) FOREIGN CURRENCY TRANSACTIONS
     ---------------------------------

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

     (E) USE OF ESTIMATES
     --------------------

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

     The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable, accrued liabilities, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of the Company's debt approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

     (G) LOSS PER COMMON SHARE
     -------------------------

     Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


     (H) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------------------

     The condensed consolidated financials statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

     (I)  GOING CONCERN
     ---  -------------

     The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $56,344 and a negative cash flow from operations of $241,576 for the three months ended March 31, 2004, and has a working capital deficiency of $1,534,786 and a stockholders' deficiency of $323,789 at March 31, 2004 which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

     In view of these matters, realization of certain of the assets in the accompanying condensed financial statements is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that its ability to raise additional capital provides the opportunity for the Company to continue as a going concern.

NOTE 2   DISCONTINUED OPERATIONS
------   -----------------------

     On May 28, 2002, the Company acquired 100% of the stock of Ignition, a UK corporation, which specialized in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company agreed to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share, for a total purchase price of $11,949,156.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

     These shares were held in escrow until disbursed in accordance with the terms of the escrow agreement. The acquisition was accounted for by the purchase method of accounting.

     Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of the Company's common stock originally issued to and held by the former shareholders and the assumption of certain liabilities pertaining to Ignition.

     Upon execution of the sale agreement in June 2003, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation  as of April 1, 2003,  to issue  $11,949,156  in  preferred  and common stock under the original May 28, 2002 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and were subsequently distributed to the former owners in 2004. Following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders returned 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement. The 11,000,000 shares were cancelled in February 2004, and are presented in the accompanying condensed consolidated balance sheet as treasury stock at December 31, 2003.

     In connection with the sale agreement, the Company retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. The Company also received an agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter if such titles are converted to mobile games. The Company undertook to pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles if any are distributed by its mobile games division. As of March 31, 2004 and December 31, 2003, the Company did not assign any value to the acquired intellectual property and or to the distribution agreement. This agreement has been assigned to SilverBirch Studios Inc. as part of the sale of assets of the games division, as described below.

     Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. as of March 31, 2003 and for the period from January 1, 2003 through March 31, 2003.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                      As of
                                                    March 31,
                                                      2003
                                                  --------------

     Cash                                       $          160
     Accounts receivable, net                          212,741
     Inventory                                          78,955
     Prepaid expenses                                  113,044
     Property, plant and equipment, net                417,727
     Other assets                                       24,963
                                                  --------------
        Total Assets                                   847,590
                                                  --------------

     Accounts payable                                1,044,294
     Accrued liabilities                               134,058
     Due to factor                                     211,249
     Taxes payable                                     436,513
     Translation adjustment                             93,790
     Notes payable                                     129,366
     Due to related parties                            424,329
                                                  --------------
        Total Liabilities                            2,473,599
                                                  --------------

        Net Liabilities of Discontinued
        Operations                              $    1,626,009
                                                  ==============

                                                     For the
                                                   Period From
                                                   January 1,
                                                  2003 Through
                                                    March 31,
                                                      2003
                                                  --------------

     Revenues, net                              $    1,087,906
     Cost of sales                                     960,501
                                                  --------------
      Gross profit                                     127,405
      Operating expenses                               815,985
                                                  --------------
       Loss from discontinued operations              (688,580)
      Other expense                                    (44,543)
                                                  --------------
        Net loss from discontinued operations   $     (733,123)
                                                  ==============

     Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company's cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com collectively known as the ("Games Division") to SilverBirch Studios Inc.. The execution date of the agreement was June 9, 2004.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


     The purchase price consists of the following: (a) a promissory note in the amount of $749,400 ($1,000,000 CDN) payable in ten installments of $100,000 CDN per month commencing March 31, 2005. The note bears interest at 12% per annum, to be paid on a monthly basis commencing on March 31, 2004. The note is collateralized by a general security agreement; (b) the Company will maintain a 5% equity interest in SilverBirch Studios Inc., with participation rights to maintain that 5% ownership rate. The company determined that the value of the 5% interest is $0; (c) a royalty agreement with a four year term commencing on March 1, 2004. SilverBirch will pay the Company a royalty equal to 2% of the gross revenues of SilverBirch, payable on a quarterly basis during the term. The total royalty payments will be capped at a maximum of $1,300,000 CDN. The Company did not receive any royalties for the three months ended March 31, 2004; (d) a non-exclusive grant of the right to use any games that were in the process of being created by the games division up until the effective date of the sales agreement for use in the Company's direct marketing and advertising operations on the basis of a royalty equal to normal commercial terms less 10%.

     The transaction resulted in a gain of $731,333, which has been included in the condensed consolidated statement of operations for the three months ended March 31, 2004 as a gain on sale of discontinued operations.

     Following is a summary of net assets and results of operations of the games division as of February 29, 2004 and December 31, 2003 and for the period from January 1, 2004 through February 29, 2004.

                                                  As of              As of
                                              February 29,       December 31,
                                                  2004               2003
                                             -----------------  ----------------
     Property and Equipment, net                 $18,067            $16,335
                                             -----------------  ----------------
     Total Assets of Discontinued Operations     $18,067            $16,335
                                             =================  ================

                                              For the Period
                                              From January 1,
                                               2004 through
                                             February 29, 2004
                                             ------------------
     Salary and Wages                            $130,569
                                             ------------------
     Net Loss From Discontinued Operations       $130,569
                                             ==================

     As of March 31, 2004, the Company did not have any net assets from discontinued operations.

NOTE 3   OTHER RECEIVABLES
------   -----------------

     Other receivables, of $189,120 at December 31, 2003 primarily represented advances made to unrelated parties in order to satisfy debts of Ignition Entertainment Ltd. These receivables were collected in full in the first

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


     quarter of 2004. Also included in other receivables was $26,611 at December 31, 2003 for an advance made to ePocket, Inc. This advance was repaid in full in February 2004.

NOTE 4   OTHER ACQUISITIONS
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

     The following unaudited pro forma consolidated results of operations are presented as if the acquisition of the data integration division of SCI Healthcare Group had been made at the beginning of 2003:


                                        Three Months Ended
                                          March 31, 2003
                                        --------------------

     Net sales                        $             322,836
     Net loss                         $           1,350,456
     Basic and diluted loss per share $              (0.01)

NOTE 5   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         A. ActiveCore Technologies Limited, the Canadian subsidiary has a liability to the Canada Customs and Revenue Agency ("CCRA") for un-remitted payroll taxes, in the approximate amount of $241,000, which is comprised of $158,000 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying condensed consolidated balance sheets at March 31, 2004 and December 31, 2003. An aggressive collection effort by the CCRA could have a significant negative effect on the Company's operations.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


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

              Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter sue for the return of all proceeds paid to the licensor during the period of time between 1999 and 2001. It is the Company's view that the case filed by the licensor is frivolous and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any contingent liability has been made in the Company's consolidated financial statements for the punitive and exemplary damages however, it has maintained in it current accounts payables approximately $226,000 as owing to the licensor. In January 2003, the Company also committed to issue to the licensor, 100,000 shares of freely tradable common stock. The shares were valued by the Company at $.18 per share based on the closing market price of the common stock at the commitment date. The total value of $18,000 is included in current liabilities in the accompanying condensed consolidated balance sheets at March 31, 2004 and December 31, 2003.

         C. On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,028,378 common shares to the consultant as an additional fee. In March 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company has engaged legal counsel to vigorously defend itself against the claim. On May 3, 2004, the Company responded to the Complaint by filling a motion to compel arbitration. The Superior Court granted the Company's motion by

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

              orderdated May 27, 2004. The consultant filed a Demand for Arbitration with the American Arbitration Association on or about June 9, 2004. The Company has not yet filed its response to the Demand for Arbitration. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accruals for this matter in the accompanying consolidated financial statements.

         D. During all of 2003, the Company's principal executive office was located at 2275 Lakeshore Blvd. West, Suite 401, Toronto, Ontario, Canada at a cost of approximately $3,500 per month. Commencing in July, 2003 the Company subleased additional premises in Suite 402 in the same building doubling its rental space to approximately 5,500 square feet at a cost of an additional $3,500 per month. Commencing May 1, 2004, the Company moved its premises to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6 where it will lease approximately 6,550 sq ft of office space for five years at a rental cost, including operating expenses and taxes, of approximately $126,000 per annum.

NOTE 6   NOTE PAYABLE
------   ------------

         On March 16, 2004, the Company obtained a loan of $150,000 under the terms of the equity line of credit with Cornell Capital Partners, L.P. As of the date of this report, the loan has been repaid in full.

NOTE 7   STOCKHOLDER'S DEFICIENCY
------   ------------------------

         During the three months ended March 31, 2004, the Company issued 21,703,245 shares of common stock to Cornell Partners, LP having a fair market value of $374,179 in connection with the equity line of credit. Of the amount, $226,911 was applied against the original $1 million promissory note payable and $100,000 was used to repay a separate note that was issued in January 2004 under the equity line of credit. Also, $47,268 was applied against interest due on the original $1 million promissory note payable.

         Pursuant to an agreement reached between a long term debt holder and the Company, the board approved the issuance of 3,559,520 restricted shares of common stock aggregating $88,988 for the settlement of the principal and accrued interest through February 23, 2004. The shares were valued at $0.025 per share based on the closing market price of the common stock on the settlement date. During the three months ended March 31, 2004, the Company issued 5,800,000 restricted shares to

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


         various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.018 to $0.028 per share or an aggregate of $142,000, representing the closing market value of the Company's common stock on the dates of issue. During the three months ended March 31, 2004, the Company issued 19,369,601 restricted shares of common stock to two directors and an officer of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. The values assigned to the common stock ranged from $0.022 to $0.024 per share, or an aggregate of $420,325 representing the market value on the dates of grant. At December 31, 2003, $380,000 of this amount was included in the equity section of the condensed consolidated balance sheet as common stock to be issued.

         Pursuant to an agreement reached between a creditor and the Company, the board approved the issuance of 2,000,000 restricted shares of common stock aggregating $48,000 for settlement of a $50,000 liability. These shares were issued on February 20, 2004 and were valued at $0.024 per share based on the closing market price of the common stock on the issuance date.

         Also, see Note 8(B) for additional stock transactions.

NOTE 8   AGREEMENTS
------   ----------

         (A) DYNAPORTAL
         --------------

         On February 9, 2004, BiznizWeb, Inc. (d.b.a. DynaPortal Software Company) and the Company entered into mutual non-exclusive dealer agreements for sales of each other's products and a mutual understanding to develop ActiveLink connectors to all of DynaPortal's modules. Under terms of the agreement, both companies are working to create connectors between the Company's ActiveLink product and DynaPortal functions. Once complete the joint development will enable both companies the ability to offer powerful portal solutions which will be able to compete with companies offering much more expensive products.

         This agreement will remain in effect for two years. The Company paid Dynaportal $3,740 for an initial license to use the Activelink product in its Dynportal demonstration site.

         (B) CONSULTING AGREEMENTS
         -------------------------

         On January 26, 2004, the Company entered into a consulting agreement with an unrelated company to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


         Company's ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004, the Company issued 5,000,000 restricted shares to the consultant. These shares were valued at $.024 per share, or an aggregate of $120,000 representing the closing bid price at the date of issue.


NOTE 9   SUBSEQUENT EVENTS
------   -----------------

         On May 6, 2004 the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 30,758,202 shares of the Company's common stock valued at $461,962 in the form of restricted shares.

         On April 28, 2004, the Company's Board of Directors authorized the issuance of 46,666,666 shares of restricted common stock to two directors of the Company in satisfaction of debts owed to them amounting to $560,000. The shares were valued based on the closing bid price of the common stock on April 28, 2004.

         Also on April 28, 2004, the Company's Board of Directors authorized the issuance of 5,500,000 shares of restricted common stock, valued at $66,000, to certain new employees and consultants. The shares were valued based on the closing bid price of the common stock on April 28, 2004.

                   IVP TECHNOLOGY CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

ITEM 2

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

      ActiveCore's  enterprise products provide portal,  integration and content management. This gives ActiveCore the capability to deliver rapid and incremental deployment of enterprise portals which in turn allow organizations to integrate data capture and data broadcasting without wholesale changes to existing systems. ActiveCore's products allow our customers to extend the functions of their current data systems, often called back office systems, through web portals or by using our core XML integration product, ActiveLink, to reach out to customers via mobile devices to bring data into, or to export data from, their organizations. ActiveCore terms this approach "Enabling a Smart Enterprise".

      Although ActiveCore is one company active in the US, Canada and the U.K., we also have created a "niche" or sector specific approach to the marketing of our products and services into the healthcare industry, through our vertically focused trade name, MDI Solutions. The MDI Solutions' trade name is currently used only in marketing products and services to healthcare facilities in the US and Canada as we have not yet put in place staff with medical industry backgrounds in the UK.

      In general the Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for organizations in financial services, government, and education, insurance and healthcare. Software and services provided by the Company enable our customers to quickly integrate and extend the functionality of their current systems and data bases so that they can reach new markets in new ways or to improve internal and external processes. We do this by assisting our customers to integrate to existing applications and data and then using web portal or other communications technology, such as wireless, land line, VPN, or network services, to allow our customers to "take in" new data from the field or "broadcast out" data through such technologies as text messaging, SMS, MMS, Fax, web broadcast, voice casting or other communication means.

      ActiveCore has set up a "service bureau" operation whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLink and DynaPortal. In May 2004 we acquired C Comm Network Corporation which provides us with the infrastructure to generate revenue from this area of our operations. We are actively increasing the scope and revenue earning capacity of that operation by investing in fixed assets and personnel to grow the revenue and client base. We are also concurrently searching for potential acquisition candidates that can expand our communications infrastructure and the range of products and services that the Company can offer within the context of the Smart Enterprise Suite and broadcast services. In this area of operations we compete with such companies as Infolink Technologies Limited in Canada and J2 Global Communications, Inc., Xpedite Corporation, Plumtree Corporation and Vignette Corporation in North America and Europe.

      In the past two years ActiveCore was also engaged in the development and distribution of products in the Consumer marketplace. Specifically in May 2002, the Company acquired the shares of Ignition Entertainment Limited, a UK based company engaged in the development, licensing, publishing, marketing and distribution of console games and in early 2003 increased its investment in the development and distribution of mobile games and ring tones together with a web distribution portal. Effective March 31, 2003 ActiveCore divested of the console games operation. Our remaining interests in the consumer market was divested effective February 29, 2004 when we sold our mobile game and ring tone development and distribution division known as SilverBirch Studios to a new company established by our former Chief Technology Officer, Kevin Birch, for a combination of term debt, a royalty revenue stream and a residual 5% equity holding in the new company.

      DIVESTITURE OF MOBILE AND WEB BASED GAMES DIVISION OF ACTIVECORE

      On February 25, 2004 ActiveCore signed a binding letter of agreement to sell its remaining interests in mobile and web based games with the divestiture of its mobile games group which operates under the trade names of SilverBirch Studios and Recessgames.com. This divestiture also includes the web site BladeofZorro.com. Under the terms of the divestiture a new company known as

SilverBirch Studios Limited has purchased the assets known as BladeofZorro.com, Recesgames.com and Silverbirchstudios.com, all US registered trade names. Included within the assets sold were games that had been developed over the course of 2003 and early 2003, ring tones and other intellectual property. SilverBirch Studios Inc. has assumed distribution contracts for third party products included on the Recessgames.com website.

      ACQUISITION OF C COMM NETWORK CORPORATION

      C Comm, formerly privately held, is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations' customers. ActiveCore has begun marketing C Comm's services under the product name "ActiveCast". We have also added new functionality to our web site such that large customers of ActiveCast will each have their own "portal" within our site to automate dissemination of various membership or corporate broadcast messages. An example of this type of dissemination is communication to branches of banks for foreign exchange rate changes on a daily basis. ActiveCore has established certain supplier relationships with a major telecommunications company for the use of specific high volume and high speed telecommunication lines for this purpose.

      On May 6, 2004 ActiveCore entered into a Stock Purchase Agreement with C Comm Network Corporation an Ontario corporation. Under the Purchase Agreement, ActiveCore purchased all of the outstanding shares of capital stock of C Comm from the shareholders for $461,962. The amount of consideration paid for the shares of C Comm stock was satisfied by the issuance of 30,758,202 restricted common shares of stock. The amount of the consideration to be paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two previous fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005 the shareholders will be entitled to an additional allotment of shares of IVP stock which amount will be determined by growth in revenues and the price of our stock. The amount of this additional allotment of shares of IVP stock will be based on the amount of revenues generated by C Comm over and above its current sales levels.

      SUMMARY MARKET POSITIONING

      ACTIVECORE'S "SMART ENTERPRISE SUITE"

      ActiveCore provides organizations of all sizes the capability to "integrate, enable, and extend" their back office systems to connect to and communicate with their customers and stakeholders; thus expanding marketing and sales activities.


--------------------------------------------------------------------------------

      Our products consist of web portal and mobile enabled software: components and tools stand alone applications, data integration services, and a corporate messaging service bureau. The products are sold tactically rather than as a whole solution, lowering per product cost and eliminating the need for capital asset decision making or budgeting.

      ActiveLINK is the core of our company data integration. ActiveLINK integrates and transforms disparate data bases and applications, creating a "hub" through which legacy functionality can be enabled and extended.

--------------------------------------------------------------------------------

ACTIVECORE: Software  product  sales  -  to  companies,   independent   software
            resellers  and  system   integrators   -  all  targeted   verticals.

MDI SOLUTIONS:  Health care: Data Integration - time, billing and software sales
- recurring income supported by contracts


ACTIVECAST: Corporate messaging:  Linking data from internal systems to outbound messaging - rapid cash flow and recurring revenue from organizations sending data to dedicated lists - all targeted verticals

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

      Although revenues for the first quarter were less than senior management expected at the beginning of the fiscal year, the Company believes that it has made steady progress with particular emphasis on the MDI Solutions group, which, with the acquisition of certain assets of SCI Healthcare in the United States in the later part of 2003, has greatly expanded the Company's client base and marketing scope. Our marketing expenses in this group have risen substantially however we fully expect that our investment in marketing will pay off during the current fiscal year. During the last few months the Company has obtained service contracts and product sales from over 20 healthcare facilities and is working in several facilities to deliver state of the art systems which will link hospitals with outside clinical personnel to help bring additional efficiencies to healthcare services. The number of staff in the MDI division is expected to rise with the commencement of new contracts that are in process.

      Our MDI Solutions group typically signs service contracts that call for a minimum amount of hours at set rates which, unless they include the outright sale of a software licence, are project oriented. Thus, new contracts may result in the addition of contractors or employees in that division. We only book revenues off of these contacts in relation to actual billings and do not recognize revenue in advance of earning the revenue, which is in full accordance with US accounting policies. Costs for staff may show increases prior to revenue being realized as staff typically have a lead time prior to commencement of billing. In this way revenues and expenses may not appear to be evenly matched in terms of timing. In 2003, and to a certain extent continuing into this fiscal year, our operations in the healthcare field have been adversely affected by the SARS situation in Toronto which caused many hospitals to restrict outside work and brought a halt to many IT projects. We chose to retain all our staff throughout the period during which SARS affected our revenue earning capacity. Many of our healthcare clients have not yet managed to repair the damage to their operational and capital budgets caused by the extraordinary costs associated with the SARS epidemic. We foresee that these healthcare institutions will begin to work their way out of their budget difficulties over the next few months and be able to once again spend money on improving their IT infrastructures.

      In our ActiveCore and ActiveCast business lines we are continuing to obtain additional clients. Sales and installation of software under the ActiveCore "brand" typically involve longer term installations which may mean that we cannot close off projects such that revenue can be recognized in accordance with accounting policies. On the ActiveCast side of operations we are also adding clients as a result of the sales team that we acquired concurrently with the C Comm acquisition. Revenue in this division is rapidly recognized and collected and coupled with high profit margins should grow both revenues and profitability dramatically in our Company throughout the remainder of 2004. We foresee a very rapid growth rate in this section of our business.


ACQUISITIONS AND REORGANIZATIONS

      ActiveCore maintains an active interest in acquisitions and the reorganization of its component parts to better service clients. Many of our clients need a multiple of our products and services and thus we may undertake internal restructurings to facilitate better customer service. Investment in its existing operations augmented by growth through acquisitions is a key goal of management as is the effective use of capital to drive acceptable returns on investment.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

      REVENUES: During the three months ended March 31, 2004, we generated $194,495 in gross revenue in comparison to $148,709 in gross revenue in the corresponding period ended March 31, 2003. From a revenue source perspective in the first quarter of fiscal year 2004, we earned virtually all our revenue from software sales and services billings in the MDI Solutions business, versus last year's results where only $45,569 was earned from sales of MDI and data solution products and services, and a further $103,051 was generated by IVP at the parent company level from the sale of consumer and video software and games. Thus from a true comparison basis, revenues in core operations were up by 426 percent period over period. ActiveCore divested of Ignition with effect from April 1, 2003.

      COST OF SALES. In the three months ended March 31, 2004 the cost of sales was greatly reduced at $36,011 which consisted of $1,051 in third party product costs and $34,960 in amortization costs. In the three months ended March 31, 2003 the principal cost of sales items consisted $10,305 on game publisher's fees at the parent company level, sales and labor expenses at the parent company level for consumer games was $128,552, and $2,436 on third party software purchases. In addition, the company recorded amortization of prepaid licences of $92,982 related to IVP's Classifier(TM) and I-Bos(TM) distribution and license agreement. This prepaid licence has now been fully amortized.

      GROSS PROFIT (LOSS): The results of the cost of sales components indicated above, led to a positive gross margin of $158,484 in the quarter ended March 31 2004 while in the three month period ended March 31 2003 we incurred a negative gross margin of $85,566. We expect that we will continue to see a trend toward higher positive gross margins as a result of the ActiveCast line of business commencing in the second quarter.

      OPERATING EXPENSES. In the first quarter ended March 31 2004 total operating expenses were $804,591 versus $456,038 for the three months ended March 31, 2003.

      The largest components of first quarter fiscal year 2004 operating expenses were related to salaries and wages and other general and administration expenses. In the first quarter 2004 salaries and wages of $463,100 were incurred in ActiveCore's U.S., Canadian and UK operations. Included in the costs of salaries and wages was $159,881 of costs related to employment bonuses rendered in the form of shares. With the attendant sale of the cell phone games division we hired additional staff in the UK which increased our base salary costs hence we did not realize all the savings on a cash basis from the reduction in staff counts in the game division. In the period ended March 31 2003 wages included salary expense of $41,922 which related to the cost of the Ignition sales office in Chicago operated by the parent company and salary expense in the Canadian operation of $36,478. Salaries and wages in both periods include costs of all group insurance and various government programs.

General and Administrative expenses were slightly reduced period over period with costs incurred of $155,517 in the US and the UK, including $32,466 of travel and lodging in the US, $12,030 in the UK, and $36,929 incurred in Canada. In the period ended March 31 2003 G & A expenses consisted of $23,446 for the Canadian operation and the Ignition USA sales operation in Chicago was $12,014. Parent company expenses in the period ended March 31, 2003 accounted for $155,899 of which the two largest items were a write-off of commitment fees of $52,339 and a write-off of future income tax assets of $76,938 - the remaining items consisted of general overhead items such as investor relations fees and travel and lodging.

      Stock based compensation was $58,388 in the quarter ended March 31, 2004 versus $nil in the quarter ended March 31, 2003 and includes the cost of employee shares provided as an augment to salaries in this fiscal year..

      Consulting fees incurred in the three months ended March 31, 2004 were $78,392 and for the three months ending March 31, 2003 were $48,674. In the period ended March 31 2003 consulting fees included costs for Brian MacDonald and Peter Hamilton at the IVP parent company level of $31,780, fees for Geno Villella and Kevin Birch at the Canadian subsidiary level of $15,891 in addition to miscellaneous other fees.

      Legal and accounting expenses in the three months ended March 31, 2004 were also reduced substantially over the same period in the previous year with costs of $26,097 versus $95,878 in the three months ended March 31, 2003. The difference between the periods was primarily due to additional audit fees related to Operations in the US, UK and Canada and legal fees related to the completion of the Company's SB-2 Registration Statement in February 2003. In the period ended March 31, 2003 legal fees of $48,492 and accounting fees of $45,233 were paid at the parent company level during the first three months of the year, while the Canadian subsidiary incurred $1,584 in legal fees.

      Financial advisory fees in the first quarter ended March 31, 2004 were $7,250 which related to accruals related to the fees paid on a term loan arranged with a labor union where as fees of $30,708 in incurred in the period March 31, 2003 related to the costs of retaining Danson Partners to assist in bringing the Company up to SEC standards in accounting and finance. The contract with Danson Partners expired at the end of February 2003.

      Amortization and depreciation expenses in the first three months ended March 31, 2004 were recorded as a recovery of $1,967 versus $8,369 in the period ended March 31, 2003.

OTHER INCOME/EXPENSES.

      Interest income in the first quarter ended March 31, 2004 was $7,495 and related to one month's interest earned on the promissory note for $1,000,000 Canadian dollars from SilverBirch Studios Limited whereas in the three months ended March 31 2003 interest earned was from cash on deposit was $5,143.

      Interest expense in the quarter ended March 31, 2004 was much lower at $33,232 than the $78,352 incurred in the period ended March 31, 2003. In the most recent first quarter interest was paid on the promissory note from Cornell Capital and on the promissory note from the International Brotherhood of Electrical Workers. In the quarter ended March 31, 2003 the parent company incurred financing charges of $60,000 related to the Cornell Capital Equity Line of Credit made up of $30,000 from the 3% funding fee for cash advances from Cornell and $30,000 which represented an interest penalty due to Cornell as a result of not successfully getting the SB 2 approved within 90 days of contract execution in May 2002. As well the Company incurred $7,558 of bank interest, $2,070 in accrued interest on the Berra note.

The Company recorded a foreign exchange loss of $2,264 in the three months ended March 31, 2004 versus a foreign exchange gain of $18,600 for the three months ended March 31, 2003. In the period ended March 31, 2003 the US dollar declined in relation to both the UK Pound and the Canadian Dollar.

 LOSS FROM CONTINUING OPERATIONS.

As a result of the items specified above, the Company incurred a Loss on Continuing Operations of $657,108 for the period ended March 31, 2004 versus a net loss from Continuing Operations of $596,213 in the March 31 2003 quarter.

DISCONTINUED OPERATIONS.

Loss from Discontinued Operations. In the quarter ended March 31, 2003 the cell phone games group incurred $130,569 in expenses that have been removed from the analysis of continuing operations. These expenses relate primarily to salaries paid. In the quarter ended March 31, 2003 the Ignition group incurred $733,123 in expenses that would have been included in costs had the division not been sold with effect from March 31, 2003.

GAIN ON THE SALE OF DISCONTINUED OPERATIONS.

In the quarter ended March 31, 2004 we recognized a gain on the sale of the cell phone games group and the attendant web sites of $731,333. As indicated elsewhere we received a promissory note for CAD 1,000,000 for the sale of assets to the company that will operate the games business going forward. This gain does not include any future revenues that may be payable as a result of the ongoing royalty that will be paid to the Company from ongoing sales of cell phone games and ring tones generated by the purchaser.

NET INCOME (LOSS)

As a result of the foregoing we incurred a loss for the three month period ended March 31, 2004 of ($56,344) or nil cents per share versus a loss of $1,329,336 or (0.01) cents per share in the three month period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Prior to December 31, 2001 the Company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2003 the Company entered into or continued several financing arrangements. These included an equity line of credit with Cornell Capital Partners LP for $10,000,000 and a term debt of $500,000 with a trade union. Our primary need for cash is to fund our ongoing operations and to defray the cost of remaining a public company until such time that the sale of our products and services generate sufficient net revenue to fund ongoing growth in our operations from its own cash flow resources.

As at March 31, 2004 our need for cash included satisfying $1,722,772 of current liabilities which consisted of accounts payable of $558,421, (of which $226,824 is recorded as owing to Orchestral Corporation and is not likely to require payout), $157,311 of accrued liabilities, taxes payable of $391,729, other current liabilities of $45,327, the current portion of notes payable of $392,885, amounts payable to related parties of $152,153 and the current amount of leases payable of $6,286. The Company has long-term debt of $432,332 made up of the long term portion of the trade union note. Other long term debt includes the long term portion of an equipment lease for $1,241.

Our independent auditors have issued a going concern opinion on our condensed consolidated financial statements that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional bank, convertible debt, equity capital and access capital under the equity line and implement our business plan to market and sell our various enterprise software and services. At March 31, 2004 the Company had $88,880 cash on hand. In addition, as at the quarter year end, certain shareholders have also supported the Company to the extent of $152,153, and throughout the fiscal year ended December 31, 2003 have injected approximately $1,279,000 in to the Company to assist with working capital and while there is no legal commitment for them to do so the Company believes that certain shareholders will continue to support the Company in a similar manner.

      During fiscal year 2003 the Company received cash from Cornell Capital in the form of promissory notes. In total $970,000 in proceeds were received from the issuance of promissory notes net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum.

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

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $1,722,112. As of March 31, 2004 the Company had a working capital deficiency of $1,534,786. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of term debt, equipment loans for expansion purposes, proceeds from the sale of assets, profits, operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or the sale of equity under the Cornell Equity Line of Credit. Draw downs on the Equity Line of Credit may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

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

      We became able to request advances under the Equity Line of Credit once the underlying shares were registered with the Securities and Exchange Commission. We may continue to request advances until Cornell Capital Partners has advanced $10.0 million or 24 months after the effective date of the registration statement, whichever occurs first.

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

      In April 2002, ActiveCore raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrued interest at a rate of 5% per year and matured two years from the issuance date. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, ActiveCore had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. ActiveCore had the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, ActiveCore was required to issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed. As is further disclosed in the Company's financial statements the Company redeemed this convertible debenture and accrued interest in February 2003.

CONSOLIDATED STATEMENT OF CASH FLOWS:

Cash on the condensed consolidated balance sheet increased from nil in the period ended December 31, 2003 to $84,880 as at March 31, 2004.

NET CASH USED IN OPERATING ACTIVITIES:

Net Cash used in operating activities was $241,576 and $1,179,260 in the three month period ended March 31, 2004 and three months ended March 31, 2003 respectively. In the three months ended on March 31, 2004, cash used in operating activities consisted primarily of a net loss of $56,344, an increase in other assets of $35,300, a decrease in accounts payable of $107,927 and a decrease in accrued liabilities of $11,206. Also there was a net gain from discontinued operations of $731,333 and non-cash activities of $242,000 for stock issued for compensation and other services. In the quarter ended March 31, 2003, the cash used in operating activities consisted primarily of a net loss of $1,329,336 and non-cash activities of $145,101 for depreciation and amortization. Both periods reflected discontinued operations.

NET CASH PROVIDED BY INVESTING ACTIVITIES:

Net cash used in investing activities was $11,855 for the purchase of fixed assets included versus in the period ended March 31, 2003 we recovered $9,843 from disposal of fixed assets.

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Net cash provided by financing activities was $330,089 in the three months ended March 31, 2004 versus $1,019,121 in the quarter ended March 31, 2003. In the three months ended March 31, 2004 we received proceeds from related parties of 84,604 and from a draw on the equity line of $250,000. In the quarter ended March 31, 2003 we drew down $1,000,000 on the equity line and and received from related parties $190,873.


CRITICAL ACCOUNTING POLICIES


      (A) ACQUISITION AND RECAPITALIZATION

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


      (B) PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ignition, Springboard and Erebus Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.


      (C) BASIS OF PRESENTATION

      The condensed consolidated financial statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.


      (D) FOREIGN CURRENCY TRANSACTIONS

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

      (E) COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income adjusted for the change in foreign currency translation adjustments.

      (F) USE OF ESTIMATES

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

      The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, due to factor, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of licensing agreements and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

      (I) ADVERTISING

      The Company expenses advertising costs as incurred.


      (J) ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

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


      (K) PROPERTY AND EQUIPMENT

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


      (L) LONG-LIVED ASSETS

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

      (N) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred and is included as a component of cost of sales in the accompanying consolidated statement of operations.

      (O) INCOME TAXES

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

      (P) CONCENTRATION OF CREDIT RISK

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      (Q) STOCK-BASED COMPENSATION

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

      (R) LOSS PER COMMON SHARE

      Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

      (S) BUSINESS SEGMENTS

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

      (T) REVENUE RECOGNITION

      RISK AND UNCERTAINTIES

      A significant portion of the Company's net sales are derived data integration services and from sale of enterprise software, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

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

      REVENUE RECOGNITION

Distribution revenue is derived from the sale of third-party interactive software titles, accessories and hardware distribution. Revenue amounted to $0 and $103,051 for the three months ended March 31, 2004 and 2003, respectively.

Revenues from services and commercial software sold under licenses were $194,495 and $45,658 for the three months ended March 31, 2004 and 2003, respectively.

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

      (U) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS

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


                                     PART II

Item 1:  Legal Matters

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

In March 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against ActiveCore seeking, among other things, the Reset Shares. ActiveCore has engaged a law firm to vigorously defend it against the claim. On May 3, 2004, the Company responded to the Complaint by filing a motion to compel arbitration. The

Superior Court granted the Company's motion by order dated Mary 27, 2004. Cassidy filed a Demand for Arbitration with the American Arbitration Association on or about June 9, 2004. The Company has not as yet filed its response to the Demand for Arbitration. No contingent liability has been allocated for any eventual loss on the action.

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


ITEM 2:  CHANGES IN SECURITIES:


RECENT SALES OF UNREGISTERED SECURITIES



      On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. The Company issued 5,000,000 restricted shares to 1582579 Ontario Limited. These shares were valued at $.023 per share, or an aggregate of $115,000 representing the market value on the date of the grant.

      On May 6, 2004 the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 30,758,202 shares of the Company's common stock valued at $461,962 in the form of restricted shares.

      On April 28, 2004, the Company's Board of Directors authorized the issuance of 46,666,666 shares of restricted common stock to two directors of the company in satisfaction of debts owed to them amounting to $560,000. The shares were valued based on the closing bid price of the common stock on April 28 2004.

      Also on April 28, 2004 the Company's Board of Directors authorized the issuance of 5,500,000 shares of restricted common stock, valued at $66,000 to certain new employees and consultants of the company based on the closing bid price of the common stock on April 28, 2004.


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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The date of the next shareholders meeting has not yet been set however at that meeting shareholders will be asked to formally approve the name change of the Company to ActiveCore Technologies, Inc. Such change may necessitate a change to the CUSIP number and the stock trading symbol.

      CODE OF ETHICS

      On April 28, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Company's 10-KSB filed for the period ended December 31 2004.






ITEM 6.  EXHIBITSAND REPORTS ON FORM-8K

      (a)   Exhibits.



Exhibit No.  Description                         Location
-----------  ----------------------------------  -------------------------------------

2.1          Agreement and Plan of               Incorporated by reference to
             Reorganization dated March 21,      Exhibit 4.1 to IVP Technology's
             2000 between IVP Technology         Form 8-K12G3 filed on April 19,
             Corporation and Erebus Corporation  2000

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


Exhibit No.  Description                         Location
-----------  ----------------------------------  -------------------------------------

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


Exhibit No.  Description                         Location
-----------  ----------------------------------  -------------------------------------

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



Exhibit No.  Description                         Location
-----------  ----------------------------------  -------------------------------------

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
             March 11, 2003 (Contract No.
             MDI02008)



Exhibit No.  Description                         Location
-----------  ----------------------------------  -------------------------------------

10.53        MDI Solutions Services Agreement    Incorporated by reference to
             (Interface Development Retainer     Exhibit 10.2 to IVP Technology's Form
             Services) between Medical Data      8-K filed with the SEC on April 1,
             Integration Solutions group and     2003
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

10.61        Purchase and Sale Agreement         Provided herewith
             dated February 29, 2004, by and
             between Registrant and Silverbirch
             Studios, Inc.

31.1         Certification by Chief Executive    Provided herewith
             Officer pursuant to Section 302
             of Sarbanes-Oxley Act of 2002

31.2         Certification by Acting Chief       Provided herewith
             Fiinancial Officer pursuant to
             Section 302 of Sarbanes-Oxley Act
             of 2002

32.1         Certification by Chief              Provided herewith
             Executive Officer pursuant to 18
             U.S.C. Section 1350, as adopted
             pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

32.2         Certification by Acting Chief       Provided herewith
             Financial Officer pursuant to
             18 U.S.C. Section 1350, as
             adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

      (B)   REPORTS ON FORM 8-K.

      On April 30, 2004 ActiveCore filed a form 8-K disclosing that it had moved its principal office to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6

      On May 6, 2004 ActiveCore filed a form 8-K disclosing that it had purchased the outstanding shares of C Comm Network Corporation for ActiveCore shares valued at $461,962. The company has issued 30,758,202 restricted common shares in consideration.

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

             As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.


(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31,2004, the Company's Principal Executive Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                   SIGNATURES

      Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

IVP TECHNOLOGY CORPORATION


/s/   Brian MacDonald                                   June 13, 2004
---------------------
By:   Brian MacDonald
      Chairman & Chief Executive Officer


/s/   Peter J. Hamilton                                 June 17, 2004
-----------------------
By:   Peter J. Hamilton
      President and Acting Chief Financial Officer