Form 10QSB
period 2004-06-30
IVP TECHNOLOGY CORP
filed 2004-09-29
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                          Commission File No. 000-30486


         IVP TECHNOLOGY CORPORATION D.B.A. ACTIVECORE TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)

               NEVADA                                   65-6998896
------------------------------------     --------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)

       156 FRONT STREET WEST, SUITE 210, TORONTO, ONTARIO, CANADA M5J 2L6
                    (Address of principal Executive Offices)


                                 (416) 252-6200
              (Registrant's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


                                              Yes  [ ]    No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF SEPTEMBER 20, 2004, THERE WERE 445,435,935 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.001.

                           IVP TECHNOLOGY CORPORATION
                      D.B.A. ACTIVECORE TECHNOLOGIES, INC.


                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                                                    PAGE

PART I..................................................................................................3
   ITEM 1.  FINANCIAL STATEMENTS........................................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................................20
   ITEM 3.  CONTROLS AND PROCEDURES....................................................................33
PART II................................................................................................35
   ITEM 1.  LEGAL PROCEEDINGS..........................................................................35
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................36
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................37
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................37
   ITEM 5.  OTHER INFORMATION..........................................................................37
   ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K............................................................38

Signature Page

                                     PART I


                              FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

                           IVP TECHNOLOGY CORPORATION
                      D.B.A. ACTIVECORE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2004



                          INDEX TO FINANCIAL STATEMENTS

PAGE                 4         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER
                               31, 2003

PAGE                 5         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                               JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGE                 6         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE SIX
                               MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

PAGES               7-8        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
                               2004 AND 2003 (UNAUDITED)

PAGES              9 - 19      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)


                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                                      JUNE 30, 2004       DECEMBER 31, 2003
                                                                                       (UNAUDITED)            (AUDITED)
                                                                                      ---------------    ---------------------
CURRENT ASSETS
  Cash                                                                                $       38,205     $                  -
  Accounts receivable, net                                                                   955,256                  128,601
  Other receivables                                                                            1,743                  189,120
  Prepaid expenses and other current assets                                                  150,545                   31,500
                                                                                      ---------------    ---------------------
    TOTAL CURRENT ASSETS                                                                   1,145,749                  349,221
                                                                                      ---------------    ---------------------

PROPERTY AND EQUIPMENT, NET                                                                  132,098                   43,726
                                                                                      ---------------    ---------------------

OTHER ASSETS
  License agreements - software, net                                                         106,220                  106,062
  Note receivable                                                                            749,400                        -
  Customer list, net                                                                         206,250                  252,080
  Investments at cost                                                                        250,000                  250,000
  Deferred consulting expense                                                                 74,832                  123,119
  Goodwill                                                                                 1,576,884                  100,000
  Net assets from discontinued operations                                                          -                   16,335
                                                                                      ---------------    ---------------------
    Total Other Assets                                                                     2,963,586                  847,596
                                                                                      ---------------    ---------------------

  TOTAL ASSETS                                                                        $    4,241,433     $          1,240,543
                                                                                      ===============    =====================

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                                                      $      355,807     $                  -
  Accounts payable                                                                           766,094                  666,348
  Accrued liabilities                                                                        369,364                  249,685
  Taxes payable                                                                              566,855                  301,378
  Leases payable, current portion                                                             10,984                    7,652
  Notes payable, current portion                                                             275,762                  557,299
  Common stock to be issued                                                                   18,000                   18,000
  Due to related parties                                                                           -                  117,874
  Other current liabilities                                                                   26,375                    7,729
                                                                                      ---------------    ---------------------
    TOTAL CURRENT LIABILITIES                                                              2,389,241                1,925,965
                                                                                      ---------------    ---------------------

LONG-TERM LIABILITIES
  Note payable, long-term portion                                                            395,218                  447,917
  Lease payable, long-term                                                                     8,137                    2,464
                                                                                      ---------------    ---------------------
    TOTAL LONG-TERM LIABILITIES                                                              403,355                  450,381
                                                                                      ---------------    ---------------------

TOTAL LIABILITIES                                                                          2,792,596                2,376,346
                                                                                      ---------------    ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized, none
    issued and outstanding                                                                         -                        -
  Common stock, $0.001 par value, 500,000,000 authorized and 443,534,552 and
    286,207,000 shares issued and outstanding as of June 30, 2004 and
    December 31, 2003, respectively                                                          443,534                  286,207
  Common stock to be issued (17,272,726 shares)                                                    -                  380,000
  Additional paid-in capital                                                              38,321,140               36,382,766
  Accumulated deficit                                                                   (37,125,039)             (37,094,546)
  Less:  treasury stock (11,000,000 shares)                                                        -                (770,000)
  Accumulated other comprehensive loss                                                     (102,442)                (158,586)
  Less:  deferred equity line commitment fees                                               (64,380)                (112,668)
  Less:  deferred compensation                                                              (23,976)                 (48,976)
                                                                                      ---------------    ---------------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                  1,448,837               (1,135,803)
                                                                                      ---------------    ---------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                              $    4,241,433     $         1,240,543
                                                                                      ===============    =====================

  See accompanying notes to these Condensed Consolidated Financials Statements

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE THREE       FOR THE THREE         FOR THE SIX       FOR THE SIX
                                                           MONTHS ENDED         MONTHS ENDED        MONTHS ENDED      MONTHS ENDED
                                                             JUNE 30,             JUNE 30,            JUNE 30,          JUNE 30,
                                                               2004                 2003                2004              2003
                                                         -------------     ---------------    ------------------    --------------
REVENUE
Net Sales                                                $  1,105,532      $        82,300  $          1,300,027  $        231,009
                                                         -------------     ---------------    ------------------    --------------

COST OF SALES
  Product costs                                               310,080                   -               311,131           100,931
  Distribution and other costs including
    amortization of license                                    52,516              93,207                87,476           186,189
                                                         -------------     ---------------    ------------------    --------------
    Total Cost of Sales                                       362,596              93,207               398,607           287,120
                                                         -------------     ---------------    ------------------    --------------

GROSS PROFIT (LOSS)                                           742,936            (10,907)               901,420          (56,111)
                                                         -------------     ---------------    ------------------    --------------

OPERATING EXPENSES
  Salaries and wages                                          183,074             157,573               646,174           235,974
  Stock based compensation                                     56,618             656,922               115,006           656,922
  Consulting fees                                              83,572              45,256               161,964            93,930
  Legal and accounting                                        137,358              57,996               163,455           153,834
  General and administrative                                  218,885             198,470               377,216           392,515
  Financial advisory fees                                         380                   -                 7,630            30,708
  Amortization and depreciation                                 8,651              10,353                 6,684            18,722
                                                         -------------     ---------------    ------------------    --------------
    TOTAL OPERATING EXPENSES                                  688,538           1,126,570             1,478,129         1,582,605
                                                         -------------     ---------------    ------------------    --------------

INCOME (LOSS) FROM OPERATIONS                                  54,398         (1,137,477)             (576,709)       (1,638,716)
                                                         -------------     ---------------    ------------------    --------------

OTHER INCOME (EXPENSE)
  Gain on early extinguishment of debt                              -                   -                 2,000                 -
  Interest income                                              22,481               1,354                29,976             6,497
  Interest expense                                           (37,344)           (148,778)              (70,576)         (227,130)
  Foreign exchange gain (loss)                               (15,667)               1,006              (17,931)            14,074
                                                         -------------     ---------------    ------------------    --------------
    TOTAL OTHER INCOME (EXPENSE)                             (30,530)           (146,418)              (56,531)         (206,559)
                                                         -------------     ---------------    ------------------    --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       23,868         (1,283,895)             (633,240)       (1,845,275)
                                                         -------------     ---------------    ------------------    --------------
DISCONTINUED OPERATIONS (SEE NOTE 2):
  Income (Loss) from Discontinued Operations                    1,983                   -             (128,586)         (733,123)
  Gain on Sale of Discontinued Operations                           -           2,396,009               731,333         2,396,009
                                                         -------------     ---------------    ------------------    --------------
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET               1,983           2,396,009               602,747         1,662,886
                                                         -------------     ---------------    ------------------    --------------

NET INCOME (LOSS)                                        $     25,851      $    1,112,114     $         (30,493)    $    (182,389)
                                                         =============     ===============    ==================    ==============

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING
  OPERATIONS - BASIC AND DILUTED                                 0.00              (0.01)                (0.00)            (0.02)
                                                         -------------     ---------------    ------------------    --------------

INCOME (LOSS) PER COMMON SHARE FROM DISCONTINUED
  OPERATIONS - BASIC AND DILUTED                                 0.00                0.02                  0.00              0.02
                                                         -------------     ---------------    ------------------    --------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND
  DILUTED                                                        0.00                0.01                (0.00)            (0.00)
                                                         -------------     ---------------    ------------------    --------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - BASIC AND DILUTED                                     383,426,147         115,200,027           353,891,944       107,531,237
                                                         =============     ===============    ==================    ==============

  See accompanying notes to these Condensed Consolidated Financials Statements

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)



                                                              PREFERRED                      COMMON      COMMON STOCK
                                                  PREFERRED      STOCK        COMMON          STOCK      TO BE ISSUED
                                                    SHARES      AMOUNT        SHARES         AMOUNT         SHARES        AMOUNT
                                                    ------      ------        ------         ------         ------        ------
Balance, December 31, 2003                                                  286,207,703     $286,207       17,272,726     $380,000
Stock issued for services                                                     6,000,000        6,000
Stock Issued for compensation                                                10,300,000       10,300
Stock issued for stockholder debt                                            66,036,267       66,037     (17,272,726)    (380,000)
Stock Issued for debt repayment                                              37,672,137       37,673
Stock issued for payment of accrued liability                                 2,000,000        2,000
Stock Issued for acquisition                                                 46,318,445       46,318
Cancellation of treasury stock                                             (11,000,000)     (11,000)
Deferred cost recognized
Net loss for period
Cumulative translation adjustment

Comprehensive Income
                                                  ---------   --------      -----------     --------    -------------     --------
BALANCE, JUNE 30, 2004                                   --   $     --      443,534,552     $443,534               --     $     --
                                                  =========   ========      ===========     ========    =============     ========

                                                                                                       OTHER
                                                                                                      COMPRE-
                                                  ADDITIONAL                                          HENSIVE        EQUITY LINE
                                                   PAID-IN         ACCUMULATED        TREASURY         INCOME          COMMIT-
                                                   CAPITAL           DEFICIT            STOCK          (LOSS)         MENT FEES
                                                   -------           -------            -----          ------         ---------
Balance, December 31, 2003                       $ 36,382,766     $(37,094,546)       $(770,000)     $(158,586)       $(112,668)
Stock issued for services                             126,000
Stock Issued for compensation                         185,700
Stock issued for stockholder debt                     924,288
Stock Issued for debt repayment                       620,495
Stock issued for payment of accrued liability          46,000
Stock Issued for acquisition                          794,891
Cancellation of treasury stock                      (759,000)                            770,000
Deferred cost recognized                                                                                                  48,288
Net loss for period                                                    (30,493)
Cumulative translation adjustment                                                                        56,144

Comprehensive Income
                                                 ------------     -------------      -----------     ----------        ---------
BALANCE, JUNE 30, 2004                           $ 38,321,140     $(37,125,039)      $        --     $(102,442)        $(64,380)
                                                 ============     =============      ===========     ==========        =========


                                                   DEFERRED
                                                    COMPEN-
                                                     SATION          TOTAL
                                                     ------          -----
Balance, December 31, 2003                          $(48,976)    $(1,135,803)
Stock issued for services                                             132,000
Stock Issued for compensation                                         196,000
Stock issued for stockholder debt                                     610,325
Stock Issued for debt repayment                                       658,168
Stock issued for payment of accrued liability                          48,000
Stock Issued for acquisition                                          841,209
Cancellation of treasury stock                                             --
Deferred cost recognized                               25,000          73,288
Net loss for period                                                  (30,493)
Cumulative translation adjustment                                      56,144
                                                                   -----------
Comprehensive Income                                                   25,651
                                                    ---------      ----------
BALANCE, JUNE 30, 2004                              $(23,976)      $1,448,837
                                                    =========      ==========

  See accompanying notes to these Condensed Consolidated Financials Statements

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        For The Six               For The Six
                                                                                     Months Ended June           Months Ended
                                                                                          30, 2004               June 30, 2003
                                                                                     -------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $              (30,493)  $             (182,389)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of discontinued operations                                                   (731,333)              (2,396,009)
    Depreciation                                                                                  6,684                   18,722
    Amortization of customer list                                                                45,830                        -
    Amortization of licensing agreements and software kits                                        (158)                  178,402
    Amortization of deferred consulting and commitment fees                                      48,288                  113,323
    Amortization of consulting agreements                                                        29,000                        -
    Impairment of deferred tax asset                                                                  -                   71,816
    Stock issued for commitment fees and penalties                                                    -                   22,800
    Stock issued for compensation                                                                     -                  618,880
    Stock issued for financing costs                                                                  -                  129,500
    Stock issued bonuses                                                                        176,000                        -
    Stock issued for services                                                                   120,000                   12,500
  Changes in operating assets and liabilities, net of effects of discontinued
    operations:                                                                                       -                        -
    (Increase) in accounts receivable                                                         (756,840)                 (26,908)
    Decrease (increase) in prepaid expenses and other current assets                             96,332                (112,233)
    Increase  in accounts payable                                                              (73,161)                   54,721
    Increase (decrease) in accrued liabilities                                                   52,418                 (78,310)
    Increase in taxes payable                                                                   125,803                   73,221
    Increase in due to related parties                                                          423,198                        -
    Increase (decrease) in other current liabilities                                             18,647                (131,232)
    Decrease in deferred consulting fees                                                         48,287                        -
    (Decrease) in accrued interest                                                                    -                  (3,065)
    Net effect of discontinued operations                                                             -                  193,504
                                                                                     -------------------       ------------------
      Net Cash Used In Operating Activities                                                   (255,176)              (1,442,757)
                                                                                     -------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                                    (48,518)                 (35,853)
                                                                                     -------------------       ------------------
      Net Cash Used In Investing Activities                                                    (48,518)                 (35,853)
                                                                                     -------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                                   (17,500)                (690,000)
  Proceeds from notes payable                                                                   310,000                1,125,000
  Proceeds from related parties                                                                       -                  532,070
  Proceeds from issuance of common stock                                                              -                  525,000
  Payment on leases                                                                             (6,745)                   43,534
                                                                                     -------------------       ------------------
      Net Cash Provided By Financing Activities                                                 285,755                1,535,604
                                                                                     -------------------       ------------------

  See accompanying notes to these Condensed Consolidated Financials Statements

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                    For The Six               For The Six
                                                                                 Months Ended June           Months Ended
                                                                                      30, 2004               June 30, 2003
                                                                                 -------------------       ------------------

EFFECT OF FOREIGN EXCHANGE RATES                                                             56,144                (119,402)
                                                                                 -------------------       ------------------

NET INCREASE (DECREASE) IN CASH                                                              38,205                 (62,408)

CASH - BEGINNING OF PERIOD                                                                        -                   63,162
                                                                                 -------------------       ------------------

CASH - END OF PERIOD
                                                                                 $           38,205        $             754
                                                                                 ===================       ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                          -                   36,945
                                                                                 ===================       ==================
  Cash paid for taxes                                                            $                -        $                -
                                                                                 ===================       ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH-INVESTING AND FINANCING ACTIVITIES
  Equipment purchased under capital leases                                       $                -        $           33,095
                                                                                 -------------------       ------------------
  Common stock issued to satisfy common stock to be issued                       $          380,000        $                -
                                                                                 -------------------       ------------------
  Common stock issued for acquisitions                                                      841,209                        -
                                                                                 -------------------       ------------------
  Common and preferred stock issued for the acquisition of Ignition
    Entertainment Ltd.                                                           $                -        $       11,949,156
                                                                                 -------------------       ------------------
  Common stock issued for deferred consulting expenses                           $                -        $          250,000
                                                                                 -------------------       ------------------
  Common stock issued for payment of accrued liabilities                         $           48,000        $           31,250
                                                                                 -------------------       ------------------
  Common stock issued for payment of debt and accrued interest thereon           $          658,168        $                -
                                                                                 -------------------       ------------------
  Common stock issued for payment of amounts due to related parties                         610,325                  824,869
                                                                                 -------------------       ------------------
  Common stock issued for payment of common stock to be issued for services      $                -        $           15,000
                                                                                 -------------------       ------------------
  Treasury stock rescinded                                                       $          770,000        $                -
                                                                                 -------------------       ------------------
  Note receivable for sale of SilverBirch Studios Division                       $          749,000        $                -
                                                                                 -------------------       ------------------

  See accompanying notes to these Condensed Consolidated Financials Statements

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION

The Condensed Consolidated Financial Statements of IVP Technology Corporation (d.b.a. ActiveCore Technologies, Inc.) and subsidiaries (the "Company") include the accounts of the parent, IVP Technology Corporation, incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd. (formerly Springboard Technology Solutions Inc.) and C Comm Network Corporation, both Canadian companies, ActiveCore Technologies UK Limited and Twincentric Limited, both UK companies, Erebus Corporation and ActiveCore Exml Canada Ltd., both inactive companies. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to conduct business in Ontario, Canada.

During 2003, the Company operated two divisions: enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer market group developed and published interactive software games designed for video consoles, mobile phones, other handheld devices and websites. At the end of February of 2004, the Company sold certain assets and personnel related to the mobile games business to a privately held Canadian company founded by the Company's former Chief Technology Officer. In the period ended June 30, 2003, there were no activities related to the mobile phone game group in the consumer division (See Note 2). The consumer division also distributed games developed by third parties. Until the end of March of 2003, the Company also produced video games for personal computers and various console gaming platforms.

The Company incorporated a subsidiary unit in the United Kingdom on January 15, 2004, for the purpose of marketing various enterprise software products of the Company, as well as certain third party developments for which the Company has entered into licensing agreements. The subsidiary operates as ActiveCore Technologies UK Limited and sells enterprise software throughout the European market.

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

(C) RECLASSIFICATIONS

Certain reclassifications have been made to previously reported amounts to conform to the current year's presentation.

(D) FOREIGN CURRENCY TRANSACTIONS

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Capital accounts are re-measured into U.S. dollars at the acquisition date rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficiency). Foreign currency transaction gains or losses are reported in results of operations.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

(E) USE OF ESTIMATES

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

The carrying amounts of the Company's financial instruments, including cash, receivables, bank debt, accounts payable, accrued liabilities, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of the Company's debt approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

(G) INCOME (LOSS) PER COMMON SHARE

Basic income or loss per common share is based on net income or loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive for the six months ended June 30, 2004 and 2003 and for the three months ended June 30, 2003. Common stock equivalents were not included in the calculation of diluted income per share for the three months ended June 30, 2004 since the exercise price of all common stock equivalents were greater than the average stock price for the period.

(H) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim Condensed Consolidated Financial Statements should be read in conjunction with that report.

(I)  GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $30,493 and a negative cash flow from operations of $255,176 for the six months ended June 30, 2004, and has a working capital deficiency of $1,243,492 at June 30, 2004 which raises doubt about its ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

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

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

 (J) RECENT ACCOUNTING PRONOUNCEMENTS

In March of 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

On May 28, 2002, the Company acquired 100% of the stock of Ignition Entertainment Ltd., a UK corporation, which specialized in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company agreed to issue 15,000,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 35,000,000 shares of common stock, collectively valued at $0.23898 per share, for a total purchase price of $11,949,156. These shares were held in escrow until disbursed in accordance with the terms of the escrow agreement. The acquisition was accounted for by the purchase method of accounting.

Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 11,000,000 shares of the Company's common stock originally issued to and held by the former shareholders and the assumption of certain liabilities pertaining to Ignition.

Upon execution of the sale agreement in June of 2003, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2002 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and were subsequently distributed to the former owners in 2004. Following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders returned 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement. The 11,000,000 shares were cancelled in February of 2004, and are presented in the accompanying condensed consolidated balance sheet as treasury stock at December 31, 2003.

In connection with the sale agreement, the Company retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. The Company also received an agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter if such titles are converted to mobile games. The Company undertook to pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles if any are distributed by its mobile games division. As of June 30, 2004 and December 31, 2003, the Company did not assign any value to the acquired intellectual property and or to the distribution agreement. This agreement has been assigned to SilverBirch Studios Inc. as part of the sale of assets of the Games Division.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. for the period from January 1, 2003 through June 30, 2003.

                                                         For the Period
                                                              From
                                                         January 1, 2003
                                                             Through
                                                          June 30, 2003
                                                       --------------------

        Revenues, net                                  $         1,087,906
          Cost of sales                                            960,501
                                                       --------------------
          Gross profit                                             127,405
          Operating expenses                                       815,985
                                                       --------------------
            Loss from discontinued operations                    (688,580)
          Other expense                                           (44,543)
                                                       --------------------
            Net loss from discontinued operations      $          (733,123)
                                                       ====================

Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company's cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com (collectively, the "Games Division") to SilverBirch Studios, Inc. The execution date of the agreement was June 9, 2004.

The purchase price consisted of the following: (a) a promissory note in the amount of $749,400 ($1,000,000 CDN) payable in 10 installments of $100,000 CDN per month commencing March 31, 2005. The note bears interest at 12% per annum, to be paid on a monthly basis commencing on March 31, 2004. The note is collateralized by a general security agreement; (b) the Company will maintain a 5% equity interest in SilverBirch Studios Inc., with participation rights to maintain that 5% ownership rate. The Company determined that the value of the 5% interest is $0; (c) a royalty agreement with a 4-year term commencing on March 1, 2004. SilverBirch will pay the Company a royalty equal to 2% of the gross revenues of SilverBirch, payable on a quarterly basis during the term. The total royalty payments will be capped at a maximum of $1,300,000 CDN. The Company did not receive any royalties for the three months ended March 31, 2004; (d) a non-exclusive grant of the right to use any games that were in the process of being created by the games division up until the effective date of the sales agreement for use in the Company's direct marketing and advertising operations on the basis of a royalty equal to normal commercial terms less 10%.

The transaction resulted in a gain of $731,333, which has been included in the condensed consolidated statement of operations for the six months ended June 30, 2004 as a gain on sale of discontinued operations.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

Following is a summary of net assets and results of operations of the Games Division as of December 31, 2003 and for the period from January 1, 2004 through February 29, 2004.

                                                               As of
                                                         December 31, 2003
                                                        --------------------
     Property and Equipment, net                                    $16,335
                                                        --------------------
     Total Assets of Discontinued                                   $16,335
     Operations
                                                        ====================



                                                       For the Period From
                                                         January 1, 2004
                                                         through February
                                                             29, 2004
                                                       ---------------------
      Salary and Wages                                             $130,569
                                                       ---------------------
      Net Loss From Discontinued Operations                        $130,569
                                                       =====================

As of June 30, 2004, the Company did not have any net assets from discontinued operations and had a loss from discontinued operations of $128,586 for six months then ended

NOTE 3 - OTHER RECEIVABLES

Other receivables, of $189,120 at December 31, 2003, primarily represented advances made to unrelated parties in order to satisfy debts of Ignition Entertainment Ltd. These receivables were collected in full in the first quarter of 2004. Also included in other receivables was $26,611 at December 31, 2003 for an advance made to ePocket, Inc. This advance was repaid in full in February of 2004.

NOTE 4 - ACQUISITION OF C COMM NETWORK CORPORATION

On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation ("C Comm"), a privately held Canadian Corporation, for 30,758,202 shares of the Company's restricted common stock valued at $461,962. The total purchase price of $491,962 also includes $30,000 of other acquisition costs. The number of shares was determined based on the weighted average share price of the Company's common shares for the two trading days before and after the day the Company entered into the terms of the acquisition agreement. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, and accordingly, C Comm's operating results have been included in the Company's consolidated statement of operations from acquisition date through June 30, 2004. The Company acquired net tangible liabilities of $9,823. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $501,785. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The amount of the consideration paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005, the C Comm shareholders will probably be entitled to an additional allotment of the Company's shares. The amount of this additional allotment of shares will be based a percentage of the amount of revenues generated by C Comm over and above its current sales and the common shares to be allocated to fulfill this achievement bonus will be valued as at the closing value of each quarter in which the increased revenue percentage is earned. C Comm is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations' customers. The Company has commenced marketing C Comm's services under the product name "ActiveCast".

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

The purchase price allocation recorded for the acquisition of C Comm is as follows:

Accounts receivable                                         $   17,000
Capital assets                                                   6,000
                                                            -------------
Total assets                                                    23,000
                                                            -------------

Bank debt                                                       13,000
Accrued liabilities                                              8,000
Taxes payable                                                   12,000
                                                            -------------
Total liabilities assumed                                       33,000
                                                            -------------

Excess of liabilities assumed over assets acquired
                                                                10,000

Purchase price                                                 462,000
Acquisition - fees and expenses                                 30,000
                                                            -------------
Goodwill                                                    $  502,000
                                                            =============

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of C Comm had been made at the beginning of the 2004 period presented:

                                                        Six Months Ended
                                                           June 30, 2004
                                                        -------------------

Net sales                                                $     1,446,406
Net income                                               $         2,672
Basic and diluted income per share                       $          0.00

NOTE 5 - ACQUISITION OF TWINCENTIC LIMITED

On June 21, 2004, the Company acquired all the outstanding common stock of Twincentric Limited, a UK Corporation ("Twincentric"), for 15,560,243 shares of the Company's restricted common stock valued at $379,247. The acquisition price also included $50,000 of acquisition expense. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $974,195. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The amount of the consideration paid for the shares of Twincentric was determined based on arm's-length negotiation with the shareholders of Twincentric and based on the weighted average share price of the Company's common shares for the two trading days before and after the day the Company entered into the agreement. During the next year until June 30, 2005, the shareholders of Twincentric will probably be entitled to an additional allotment of the Company's shares. The amount of this additional allotment of shares of the Company's stock will be based on a percentage of the amount of revenues generated by Twincentric over and above its current sales level and the common shares to be allocated to fulfill this achievement bonus will be valued as at the closing value of each quarter in which the increased revenue percentage is earned. Twincentric is a data integration and migration software and services company primarily in the AS 400 and Bull Computer markets. The Company intends to maintain the Twincentric name for marketing purposes in Europe.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

The purchase price allocation recorded for the acquisition of Twincentric Limited is as follows:


         Accounts receivable                                   $     22,000
         Other receivables and prepayments                           31,000
         Capital assets                                              26,000

                                                               ------------
         Total assets                                                79,000
                                                               ------------

         Bank debt                                                  208,000
         Accounts payable                                            58,000
         Taxes payable                                              128,000
         Other payables                                             230,000
                                                               ------------
         Total liabilities assumed                                  624,000
                                                               ------------

         Excess of liabilities assumed over assets acquired
                                                                    545,000
         Purchase price                                             379,000
         Acquisition - related fees and expenses                     50,000
                                                               ------------
         Goodwill                                              $    974,000
                                                               =============


The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Twincentric had been made at the beginning of the 2004 period presented:


                                                          Six Months Ended
                                                             June 30, 2004
                                                             -------------
       Net sales                                         $       1,458,698
       Net loss                                          $       (201,577)
       Basic and diluted loss per share                  $          (0.00)

NOTE 6-  OTHER ACQUISITIONS

On September 20, 2003, the Company issued 6,472,492 shares of common stock in connection with the acquisition of the data integration division of SCI
Healthcare Group. The shares were valued based on the closing price of the Company's common stock on September 18th, the contracted determination date, which represented $200,000. Additional consideration of $175,000 was given in the form of a promissory note. There is a further provision to allow for the increase or reduction of a percentage of the issued shares if certain gross revenue targets are not met after one year from the acquisition date. The shares are being held in trust by the seller's counsel. The Company allocated the purchase price between goodwill ($100,000) and customer list ($275,000). The customer list is being amortized over a term of three years based on the tenure and cancelability of existing contracts. Amortization for the six months ended June 30, 2004 was $45,830.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of the data integration division of SCI Healthcare Group had been made at the beginning of 2003:


                                                         Six Months Ended
                                                          June 30, 2003
                                                          -------------

         Net sales                                 $               573,074
         Net loss                                  $              (201,579)
                                                   $
         Basic and diluted loss per share                            (0.00)

NOTE 7-   DUE FROM RELATED PARTIES

The balance due from related parties of $59,286 has been included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at June 30, 2004. This amount represents a prepayment by the Company for officers' salaries and expenses. This balance is short-term in nature and will be expensed in the third and fourth quarter of 2004.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

(A) ActiveCore Technologies Limited, the Canadian subsidiary, has a liability to the Canada Customs and Revenue Agency ("CCRA") for un-remitted payroll taxes, in the approximate amount of $305,000, which is comprised of $222,000 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying condensed consolidated balance sheets at June 30, 2004 and December 31, 2003. An aggressive collection effort by the CCRA could have a significant negative effect on the Company's operations.

(B) On January 13, 2002, the Company canceled its "Power Audit" software distribution agreement with the licensor. In January of 2003, the licensor commenced a proceeding in Ontario, Canada against the Company which was placed into abeyance and then revived in August of 2003 alleging that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract. The licensor has claimed punitive and exemplary damages of Canadian $4,000,000 and $1,000,000, respectively. The Company has retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter sue for the return of all proceeds paid to the licensor during the period of time between 1999 and 2001. It is the Company's view that the case filed by the licensor is frivolous and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any contingent liability has been made in the Company's Condensed Consolidated Financial Statements for the punitive and exemplary damages; however, it has maintained in it current accounts payables approximately $226,000 as owing to the licensor. In January of 2003, the Company also committed to issue to the licensor, 100,000 shares of freely tradable common stock. The shares were valued by the Company at $0.18 per share based on the closing market price of the common stock at the commitment date. The total value of $18,000 is included in current liabilities in the accompanying condensed consolidated balance sheets at June 30, 2004 and June 30, 2003.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

(C) On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("Reset Date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the Reset Date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,028,378 common shares to the consultant as an additional fee. In March of 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company has engaged legal counsel to vigorously defend itself against the claim. On May 3, 2004, the Company responded to the Complaint by filling a motion to compel arbitration. The Superior Court granted the Company's motion by order dated May 27, 2004. The consultant filed a Demand for Arbitration with the American Arbitration Association on or about June 9, 2004. To date the Company through its solicitors and the consultant are negotiating the terms of the arbitration. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accruals for this matter in the accompanying consolidated financial statements.

(D) During July of 2004, the Company was named as a co-defendant in a motion brought by a Canadian based company that competes with ActiveCore alleging that ActiveCore had misappropriated property of this company and amongst other things unfairly competes against this company. To date no action has been commenced by the plaintiff to pursue the motion and the Company believes that the motion will be dropped following resolution of an action of minority shareholders against the Company which is expected within the next several months.

(E) During all of 2003, the Company's principal executive office was located at 2275 Lakeshore Blvd. West, Suite 401, Toronto, Ontario, Canada at a cost of approximately $3,500 per month. Commencing in July of 2003, the Company subleased additional premises in Suite 402 in the same building doubling its rental space to approximately 5,500 square feet at a cost of an additional $3,500 per month. Commencing May 1, 2004, the Company moved its premises to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6 where it leases approximately 6,550 sq ft of office space for five years at a rental cost, including operating expenses and taxes, of approximately $126,000 per annum.

NOTE 9 -  NOTES PAYABLE

On June 14, 2004, the Company obtained a loan of $60,000 under the terms of the Equity Line of Credit with Cornell Capital Partners, L.P. The balance due on this loan at June 30, 2004 was $15,000 and the amount is included in notes payable, current portion. Subsequent to June 30, 2004, the loan has been repaid in full. During the six months ended June 30, 2004, the Company obtained an additional $250,000 under the Equity Line of Credit with Cornell Capital Partners. As of June 30, 2004, these loans have been fully repaid. The Company also repaid the $226,911 which was payable under the Equity Line of Credit with Cornell Capital Partners at December 31, 2003.

NOTE 10 - STOCKHOLDER'S EQUITY

During the six months ended June 30, 2004, the Company issued 37,672,137 shares of common stock to Cornell Capital Partners having a fair market value of $658,168 in connection with the Equity Line of Credit Agreement. Of the amount, $226,911 was applied against the original $1,000,000 promissory note payable and $389,989 was used to repay three separate notes that were issued in January of 2004 under the Equity Line of Credit with Cornell Capital Partners. Also, $47,268 was applied against interest due on the original $1,000,000 promissory note payable.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

Pursuant to an agreement reached between a long-term debt holder and the Company, the board of directors approved the issuance of 3,559,520 restricted shares of common stock aggregating $88,988 for the settlement of the principal and accrued interest through February 23, 2004. The shares were valued at $0.025 per share based on the closing market price of the common stock on the settlement date. During the six months ended June 30, 2004, the Company issued 10,300,000 restricted shares to various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.012 to $0.028 per share or an aggregate of $185,700, representing the closing market value of the Company's common stock on the dates of issue. During the six months ended June 30, 2004, the Company issued 66,036,267 restricted shares of common stock to two directors and an officer of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. The values assigned to the common stock ranged from $0.012 to $0.024 per share, or an aggregate of $990,325 representing the market value on the dates of grant. At December 31, 2003, $380,000 of this amount was included in the equity section of the condensed consolidated balance sheet as common stock to be issued.

Pursuant to an agreement reached between a creditor and the Company, the board of directors approved the issuance of 2,000,000 restricted shares of common stock aggregating $48,000 for settlement of a $50,000 liability. These shares were issued on February 20, 2004 and were valued at $0.024 per share based on the closing market price of the common stock on the issuance date.

Also, see Note 11(B) for additional stock transactions.

NOTE 11 - AGREEMENTS

(A) DYNAPORTAL

On February 9, 2004, BiznizWeb, Inc. (d.b.a. DynaPortal Software Company) and the Company entered into a mutual non-exclusive dealer agreement for sales of each other's products and a mutual understanding to develop ActiveLink connectors to all of DynaPortal's modules. Under terms of the agreement, both companies are working to create connectors between the Company's ActiveLink product and DynaPortal functions. Once complete, the Company believes that the joint development will provide both companies with the ability to offer powerful portal solutions which should be able to compete with companies offering much more expensive products.

This agreement will remain in effect for two years. The Company paid Dynaportal $3,740 for an initial license to use the Activelink product in its DynaPortal demonstration site.

(B) CONSULTING AGREEMENTS

On January 26, 2004, the Company entered into a consulting agreement with an unrelated company to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004, the Company issued 5,000,000 restricted shares to the consultant. These shares were valued at $0.024 per share, or an aggregate of $120,000 representing the closing bid price at the date of issue.

NOTE 12 - SUBSEQUENT EVENTS

On July 12, 2004, the board of directors authorized the sale of 4,000,000 restricted shares of common stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of $0.018 to expire on November 30, 2005. The shares have not yet been issued.

                           IVP TECHNOLOGY CORPORATION
              D.B.A. ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2004 (CONTINUED)
                                   (UNAUDITED)

Also on July 12, 2004, the board of directors authorized the issuance of 666,000 restricted shares of common stock for the purchase of a limited source code licence for certain software for a value of $10,000. The shares have not yet been issued.

Also on July 12, 2004, the board of directors authorized the issuance of 16,000,000 restricted shares for a substantial minority interest in Infolink Technologies Limited. On July 31, 2004, the Company signed an irrevocable share call agreement with a current employee to acquire 8,000,000 shares of Infolink in exchange for 16,000,000 restricted shares of IVP which is callable at the option of the Company. The shares have not yet been issued.

Also on July 12, 2004, the board of directors authorized the issuance of 150,000 restricted common shares to an unrelated party in consideration of a one-year consulting contract for investor relations services. The shares have not yet been issued.

On September 8, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which have a purchase price of $0.03 and $0.06, respectively. Each preferred share is convertible into a common share at any time prior to five years from the date of issuance. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.20 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.40 for 30 days. The preferred shares will be paid a dividend at the rate of 10% per annum.

Also on September 8, 2004, the board of directors authorized the issuance of 1,000,000 restricted common shares of stock to an employee. These shares will be earned over the next year. The shares have not yet been issued.

Also on September 8, 2004, the board of directors authorized the issuance of 12,000,000 restricted common shares of stock to unrelated party to perform consulting activities, including identifying and sourcing acquisition candidates. These shares will be earned over the next year. The shares have not yet been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Filing contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) the Company's projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry, (d) the Company's future financing plans, (e) the Company's anticipated needs for working capital, (f) the Company's lack of operational experience, and (g) the benefits related to ownership of the Company's common stock. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Filing will in fact occur as projected.


OVERVIEW

         IVP Technology Corporation d.b.a. ActiveCore Technologies, Inc. ("ActiveCore" or the "Company") is a Nevada registered Company with its head office in Toronto, Ontario, Canada, and operations in Tampa, Florida and Witney, UK. The Company operates within the enterprise software and services market in a sector which has been described by information technology ("IT") industry analyst Gartner Group as that group of vendors of software and services that sell and install "Smart Enterprise Suites" and related products.

         The Company's products provide data integration, migration, portal, content management and outbound messaging. This gives ActiveCore the capability to provide effective, efficient and economical data integration and migration services for clients seeking to capture data and deploy or broadcast information to stakeholders and customers without wholesale changes to their existing systems. ActiveCore's products are designed to enable the Company's clients to extend the functions of their current data systems, often called "back office" systems, by using the Company's core XML integration product, ActiveLink, to web portals or to reach out to customers via mobile devices to bring data into, or to export data from, their organizations. ActiveCore terms this approach "Enabling a Smart Enterprise". By concentrating on data integration as the core product and service offering, the Company has then been able to develop "vertical" and "specific" product and service offerings for various industries and for specific applications such as ActiveCast for "outbound corporate broadcasting", or in the case of the Company's MDLink, vertical application for healthcare integration services.

         In general, the Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for organizations in financial services, government, and education, insurance and healthcare. Software and services provided by the Company are designed to enable the Company's customers to quickly integrate and extend the functionality of their current systems and databases so that they can reach new markets in new ways and/or improve internal and external processes. The Company does this by assisting the Company's customers with integrating to existing applications and data and then using web portal or other communications technology, such as wireless, land line, VPN, or network services, to allow the Company's customers to "take in" new data from the field or "broadcast out" data through such technologies as text messaging, SMS, MMS, fax, web broadcast, voice casting or other communication means.

         The Company has set up a "service bureau" operation under the product identity "ActiveCast" whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLink and DynaPortal. In May of 2004, the Company acquired C Comm Network Corporation, which provides us with the infrastructure to generate revenue from this area of the Company's operations. The Company is actively increasing the scope and revenue earning capacity of that operation by investing in fixed assets and personnel to grow the revenue and client base. The Company is also concurrently searching for potential acquisition candidates that can expand the Company's communications infrastructure and the range of products and services that the Company can offer within the context of the Smart Enterprise Suite and broadcast services. In this area of operations, the Company competes with such companies as Infolink Technologies Limited in Canada, J2 Global Communications, Inc., Xpedite Corporation, Plumtree Corporation, and Vignette Corporation in North America and Europe.

         At times in the past two years, the Company has also engaged in the development and distribution of products in the consumer marketplace.
Specifically, in May 2002, the Company acquired the shares of Ignition Entertainment Ltd., a UK based company engaged in the development, licensing, publishing, marketing and distribution of console games. In early-to-mid-2003, the Company also increased its investment in the development and distribution of mobile games and ring tones together with a web distribution portal, however over the last year, the Company has determined that each of these investments were too costly to operate successfully and very susceptible to market risk. Accordingly, effective March 31, 2003, the Company divested its console games operations. The Company's remaining interests in the consumer market were divested effective February 29, 2004, when the Company sold its mobile game and ring tone development and distribution division known as SilverBirch Studios to a new company established by the Company's former Chief Technology Officer, Kevin Birch, for a combination of secured term debt, a royalty revenue stream, and a 5% equity holding in the new company.


MARKET POSITIONING SUMMARY

         THE COMPANY'S "SMART ENTERPRISE SUITE"

         The Company provides organizations of all sizes with the capability to integrate, enable, and extend their back office systems to connect to and communicate with their customers and stakeholders.

         The Company's products consist of web portal and mobile enabled software: stand alone components and tools, data integration services, and a corporate messaging service bureau. The products are sold a la carte rather than as a whole solution thereby, lowering per product cost and eliminating the need for capital asset decision making or budgeting.

         ActiveLINK is the core of the Company's data integration solutions as ActiveLINK integrates and transforms disparate databases and applications, creating a hub through which legacy functionality can be enabled and extended.

         ActiveCore involves the sale of software products to companies, independent software resellers and system integrators.

         MDI Solutions consists of health care data integration, time, billing and software sales, which results in recurring income supported by contracts.

         ActiveCast consists of corporate messaging linking data from internal systems to outbound messaging, which results in rapid cash flow and recurring revenue from organizations sending data to dedicated lists.

         Twincentric consists of date integration and migration to Java for clients using AS 400 and Bull Computer platforms.


RECENT DEVELOPMENTS

         In the MDI Solutions group, further progress has been made with additional medium term contracts signed which provide recurring revenues to the Company. The Company's marketing expenses in this group have risen substantially over the levels expended in 2003; however, the Company expects that its investment in marketing will pay off during the current and future fiscal years. During the last few months, the Company has obtained service contracts from and/or sold products to over 20 healthcare facilities and is working in several facilities to deliver state of the art systems which will link hospitals with outside clinical personnel to help bring additional efficiencies to healthcare services. The Company expects the number of staff in the MDI Solutions group to rise with the commencement of new contracts that are in process.

         In the Company's ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding clients as a result of the sales team that the Company acquired as a result of the C Comm acquisition. This division has generated revenue and substantial margins. We expect revenue to increase throughout the remainder of 2004. The Company foresees growth in this section of the Company's business. During the quarter ended June 30, 2004 and the period thereafter, the Company continued to make relatively large investments in equipment and new staff in this area of the business and the Company expects that during the third and fourth quarters of 2004, revenues should continue to climb.

         In 2003, and to a certain extent continuing into the 2004 fiscal year, the Company's operations in the healthcare field have been adversely affected by the SARS situation in Toronto which caused many hospitals to restrict outside work and brought a halt to many IT projects. The Company chose to retain all the Company's staff throughout the period during which SARS affected the Company's revenue earning capacity. Many of the Company's healthcare clients have not yet managed to repair the damage to their operational and capital budgets caused by the extraordinary costs associated with the SARS epidemic. The Company anticipates that these healthcare institutions will begin to work their way out of their budget difficulties over the next few months and be able to once again spend money on improving their IT infrastructures.

ACQUISITIONS AND REORGANIZATIONS

         The Company maintains an active interest in acquisitions and the reorganization of its component parts to better service clients. Many of the Company's clients need a multiple of the Company's products and services and thus the Company may undertake internal restructurings to facilitate better customer service. Investment in its existing operations augmented by growth through acquisitions is a key goal of management as is the effective use of capital to drive acceptable returns on investment. The following paragraphs briefly describe recent acquisitions and reorganizations that have occurred.


         DIVESTITURE OF MOBILE AND WEB BASED GAMES DIVISION OF ACTIVECORE

         Effective February 29, 2004, ActiveCore sold its remaining interests in mobile and web based games with the divestiture of its mobile games group. Under the terms of the divestiture, a new company known as "SilverBirch Studios Limited" purchased the assets known as BladeofZorro.com, Recesgames.com and Silverbirchstudios.com, all U.S. registered trade names. Included with the assets sold were games that had been developed over the course of 2003 and early-2004, ring tones and other intellectual property. SilverBirch Studios Inc. has assumed distribution contracts for third party products included on the Recessgames.com website.


         ACQUISITION OF C COMM NETWORK CORPORATION

         C Comm, formerly privately held, is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations' customers. The Company has begun marketing C Comm's services under the product name "ActiveCast". The Company has also added new functionality to the Company's website such that large customers of ActiveCast will each have their own portal within the Company's website to automate dissemination of various membership or corporate broadcast messages. An example of this type of dissemination is communication to branches of banks for foreign exchange rate changes on a daily basis. The Company has established certain supplier relationships with a major telecommunications company for the use of specific high volume and high speed telecommunication lines for this purpose.

         On May 6, 2004, the Company entered into a Stock Purchase Agreement with C Comm Network Corporation an Ontario corporation. Under the terms of the Stock Purchase Agreement, the Company purchased all of the outstanding shares of capital stock of C Comm from the shareholders for $461,962. The amount of consideration paid for the shares of C Comm stock was satisfied by the issuance of 30,758,202 restricted common shares of the Company. The amount of the consideration to be paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two previous fiscal years ended
September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005, the C Comm shareholders will probably be entitled to an additional allotment of shares of the Company's common stock which amount will be determined by growth in revenues and the price of the Company's common stock. The amount of this additional allotment of shares will be based on the amount of revenues generated by C Comm over and above its current sales levels.


         ACQUISITION OF TWINCENTRIC LIMITED

         On June  21,  2004,  the  Company  entered  into a  purchase  and  sale agreement with the shareholders of Twincentric whereby the Company paid 14,360,243 shares of the Company's common stock representing $350,000 for 50% of Twincentric, 200,000 shares of the Company's common stock representing $4,875 for the remaining 50% of Twincentric, and 1,000,000 shares of the Company's common stock representing $24,373 in trust for the employees of Twincentric. Following the acquisition, the Company also indemnified certain shareholders with respect to personal guarantees supporting Twincentric's operating line of credit.

         Twincentric is a products and services company aimed at the AS 400 and Bull Computer data integration and migration market. Twincentric has a broad range of customers in North America and Europe. The market for Twincentric's primary products consists of approximately 300,000 installations worldwide. The Company is actively supporting the marketing of Twincentric's products, primarily Net.Visual, into the North American market, while Twincentric will be assisting the Company in its marketing of ActiveLink into the European market. Following the acquisition of Twincentric, The Company closed its London office and moved to Witney, UK.

GOING CONCERN

         The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss on operations of $576,709 and a negative cash flow from operations of $255,176 for the six months ended June 30, 2004, and has a working capital deficiency of $1,085,992 at June 30, 2004 which raises doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. The Company's management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The Company has identified certain accounting policies that are most important to the portrayal of its current financial condition and results of operations. The Company's significant accounting policies are disclosed in Note 1 of the Notes to the December 31, 2003 Financial Statements included in the December 31, 2003 Form 10-KSB. Several of those critical accounting policies are noted in the following paragraphs.

         (A) ACQUISITION AND RECAPITALIZATION

         Effective March of 2000, the Company acquired all the outstanding shares of common stock of Erebus Corporation, an inactive reporting shell company with no assets or liabilities, from the stockholders thereof in an exchange for an aggregate of 350,000 shares of the Company's common stock and paid $200,000 of consulting expenses in connection with the acquisition. The $200,000 was recorded as an expense in the 2000 financial statements. Pursuant to Rule 12-g-3 (a) of the General Rules and Regulations of the Securities and Exchange Commission, the Company elected to become the successor issuer to Erebus Corporation for reporting purposes under the Securities Exchange Act of 1934, as amended. For financial reporting purposes, the acquisition was treated as a recapitalization of the Company with the par value of the common stock charged to additional paid-in capital.


         (B) PRINCIPLES OF CONSOLIDATION

         The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries Ignition, Springboard and Erebus Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.


         (C) BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S.


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


         (K) PROPERTY AND EQUIPMENT

         Office equipment, furniture and fixtures and automobiles are depreciated using the straight-line method over their estimated lives ranging from five-to-seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are amortized over the lesser of the term of the related lease or estimated useful lives. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. The carrying amounts of these assets are recorded at historical cost.

         (L) LONG-LIVED ASSETS

         In August of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and long-Lived Assets to be Disposed of "and was required to be adopted on January 1, 2002. SFAS No. 144 retained the fundamental provisions of SFAS No. 121 as it related to assets to be held and used and assets to be sold. SFAS No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is other than a forced or liquidation sale.

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


         (M) EXCESS OF COST OVER NET ASSETS ACQUIRED

         In accordance with SFAS No. 141, the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as "Excess of Cost Over Net Assets Acquired." The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but are reviewed periodically for impairment. The Company recognized an impairment of goodwill and intangible assets of $11,067,783 for the year ended December 31, 2002. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.


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


         (O) INCOME TAXES

         The Company accounts for income taxes under the FASB's SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (P) CONCENTRATION OF CREDIT RISK

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      (Q) STOCK-BASED COMPENSATION

      The Company accounts for employee stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

      (R) PROFIT (LOSS) PER COMMON SHARE

      Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

      (S) BUSINESS SEGMENTS

      The Company applies SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

      Management has determined that it is not practicable to provide geographic segment disclosures for revenues and long-lived assets because the Company sells its products to a large variety of locations in the Americas and Europe, and in many instances, these products are then resold through distributors.

      (T) REVENUE RECOGNITION

      The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying GAAP in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable, and there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer. The Company's payment arrangements with its customers provide primarily 60 day terms and to a limited extent with certain customers 30 or 90 day terms. The Company does not have any multi-element arrangements that would require it to establish vendor specific objective evidence ("VSOE") for each element, nor does the Company have any sales activity that requires the contract method of accounting.

      The Company's distribution arrangements with customers generally do not give customers the right to return products; however, the Company at its discretion may accept product returns of defective products.

      (U) CONSIDERATION GIVEN TO CUSTOMERS OR RESELLERS

      In November of 2001, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products", which is a codification of EITF 00-14, 00-22 and 00-25. This EITF presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. The Company has adopted EITF 01-09 effective January 1, 2002. The adoption of the new standard did not have a material impact on the consolidated condensed financial statements. There was no effect on prior period financial statements as a result of adopting this statement.

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003

REVENUES

      During the three months ended June 30, 2004, the Company generated $1,105,532 in revenue from the sale of products and services versus $82,300 in revenue from product and services in the same three month period ended June 30, 2003, an increase of 1,343% period over period. From a revenue source perspective, in the second quarter of fiscal year 2004, sales of software products accounted for approximately 75% of sales and while approximately 25% of revenues were service related. In the three months ended June 30, 2003, $82,300 of revenue was generated from services work and product installation chiefly by the Company's MDI group. In the three month period ended June 30, 2004, there were no discontinued operations whereas in the three months ended June 30, 2003, the Company accounted for the divestiture of Ignition Entertainment Ltd. as discontinued operations with effect from April 1, 2003. No revenue from Ignition UK was included in the results for the three months ended June 30, 2003. During the second quarter of 2003, revenue from the MDI group was down substantially from what was expected as a result of the SARS outbreak in Toronto which constrained revenue earning opportunities within existing hospital contracts and in terms of expansion of operations to other health care units in the U.S. and Canada primarily due to restrictions on travel and a general apprehension over SARS amongst various health care facilities.

COST OF SALES

      Cost of sales for the three month period ended June 30, 2004 was $362,596, which consisted of wages paid to consulting services staff, third party royalty charges, distribution costs and amortization of acquisition costs of the MDI customer list and for the Company's acquisition of the source code to XML Connector. In the period ended June 30, 2003, cost of sales was $93,207. The principal cost of sales items in the second quarter of 2003 consisted of amortization of the Classifier software license of $89,202. As a result of the cost of sales components elaborated above, the June 30, 2004 three month period led to a positive gross margin of $742,936 versus a negative gross margin of $10,907 in the three months ended June 30, 2003. This trend towards high gross margins is expected to continue as the Company expands its software sales efforts in the U.S. and Europe.

OPERATING EXPENSES

      Total operating expenses for the three months ended June 30, 2004 were $688,538 versus $1,126,570 in the three months ended June 30, 2003. After expenses, the Company recognized a gain on operations of $54,398 in the three months ended June 30, 2004 versus a loss from operations of $1,137,477 in the quarter ended June 30, 2003.

      The largest components of second quarter 2004 fiscal year expenses and of second quarter fiscal year 2003 operating expenses were related to stock based compensation, consulting fees, salaries and wages, legal and accounting and other general and administration expenses. These expenses are discussed below.

      In the three months ended June 30, 2004, the Company expended $183,074 in salaries and wages versus $157,573 in the three months ended June 30, 2003. In the 2004 period, staff counts were higher as a result of the acquisition of C Comm Network Corporation, Twincentric Limited and the hiring of new staff in the corporate broadcasting/ActiveCast division as well as a first full quarter's expenses for the UK operation. In the three month's ended June 30, 2003, all of the wage costs were incurred in the Company's Canadian office as none of the other acquisitions had been completed and the Company had not yet acquired the Company's U.S. MDI Solutions staff. Salaries and wages in both periods represent the cost of developers, administration and sales and marketing staff except for certain contractors who are shown as consulting costs. Salaries and wages include costs of all group insurance and various government programs.

      In the three months ended June 30, 2004, the Company incurred costs of $56,618 related to the prorata amortization of employee and consultant stock issuances for bonuses, stock incentives and regular compensation. In the quarter ended June 30, 2003, the Company incurred stock compensation expense of $656,922, which included $540,000 expensed due to the acceleration of release of 20,000,000 shares that were formerly part of the acquisition terms of ITM in September of 2001. Under the original ITM purchase agreement, stock was to be released to the managers of ITM as sales revenue targets were met. At the time the original agreement was made, it was anticipated by both the former directors of the Company and the owners of ITM that the stock issued in exchange for ITM acquisition would be valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However, during the Company's prolonged initial Form SB-2 approval process, it was determined that the common stock needed to be accounted for as at the quarter-end in the each of the quarters where the original sales revenue targets were achieved. In practice this meant that regardless of how successful the Company was in achieving increased sales, and regardless of how well the share price responded to the increased revenue, the Company was likely to record large losses based on the valuation of the share releases at the time the revenues were recognized. In addition, the recording of higher share compensation values was acting as a disincentive for management since management were likely to be taxed on the increased value of the stock received as it was being recognized as income rather than a one time capital gain over the original purchase price of the equity purchase in ITM. The other stock based compensation included in the June 30, 2003 figures consisted of payments of $63,500 related to director's fees for the 2003 year, and $125,000 related to an upfront payment to a consultant for 2003.

      Consulting fees for the three months ending June 30, 2004 were $83,572 versus $45,256 in the second quarter ended June 30, 2003, which reflects the cost of several contractors who are paid as consultants in the ActiveCast division.

      Legal and accounting expenses for the three months ended June 30, 2004 were $137,358, which was higher than the $57,996 recorded in the three months ended June 30, 2003. The higher expense in the second quarter reflects the full cost of the annual audit and submission of both the Form 10-KSB for the fiscal year ended December 31, 2003 and the Form 10-QSB for the first quarter of 2004. Legal and audit expense for the six months ended June 30, 2004 was slightly higher at $163,455 versus $153,834 in the six month period ended June 30, 2003.

      For the three months ended June 30, 2004, the Company incurred General and Administrative expenses of $218,885 as opposed to $198,470 in the quarter ended June 30, 2003. During the second quarter of 2004, the Company relocated the Company's Canadian offices from 2275 Lakeshore Boulevard and took on additional space at 156 Front Street West, Toronto. In addition, the Company also moved the Company's UK offices from London to Witney to merge the Company's UK office into Twincentric's space. In the second quarter ended June 30, 2003, the largest component of General and Administrative Expenses was a write-down of commitment fees on the Equity Line of Credit with Cornell Capital Partners, and the cost associated with the retention of Hawk Associates as the Company's investor relations firm. Hawk had been retained at a rate of $7,000 per month in addition to a one-time 2,000,000 unregistered stock grant which was expensed during the second quarter of 2003.

      In the quarter ended June 30, 2004, the Company incurred depreciation charges of $8,651 on equipment versus $10,353 in the quarter ended June 30, 2003. These charges were related to primarily computer equipment in use in the Company's offices in Canada and the UK.

OTHER INCOME/EXPENSES

      In the quarter ended June 30, 2004, the Company earned $22,481 in interest from the secured promissory note that resulted from the divesture of SilverBirch Studios. In the corresponding quarter ended June 30, 2003, the Company earned $1,354 from bank sources.

      In the quarter ended June 30, 2004, the Company expended $37,344 in financial interest which was significantly lower than the $148,778 expensed in the second quarter ended June 30, 2003. In the second quarter ended June 30, 2003 the Company incurred imputed interest charges related to the Equity Line of Credit with Cornell Capital Partners and interest costs on the Berra term loans.

      Foreign exchange losses were $15,667 in the second quarter ended June 30, 2004 versus a gain of $1,006 in the second quarter ended June 30, 2003 as a result of the decline of the U.S. dollar in terms of the UK pound and the Canadian dollar.

GAIN (LOSS) FROM OPERATIONS

      As a result of the items specified above, the Company made its first gain from operations of $54,398 versus a loss of $1,137,477 in the second quarter ended June 30, 2003.

DISCONTINUED OPERATIONS

      In the quarter ended June 30, 2004, the Company recorded a small gain on discontinued operations of $1,983 related to adjustments to the sales price on the divestiture of SilverBirch Studios. In the second quarter ended June 30, 2003, the Company recorded a net gain on discontinued operation from the sale of Ignition Entertainment Ltd. of $2,396,009.

      As a result of the adjustment to the divestiture price of SilverBirch Studios of $1,983, and the profit on operations, the Company recorded net income of $25,851 in the second quarter of 2004 versus a net income of $1,112,114 for the quarter ended June 30, 2003. For the quarter ended June 30, 2004, the earnings per share was $0.00 versus earnings per share of $0.01 in the quarter ended June 30, 2003 after the impact of discontinued operations.

      RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2003

REVENUES

      During the six months ended June 30, 2004, the Company generated $1,300,027 in revenue from the sale of products and services versus $231,009 in revenue from product and services in the same six month period ended June 30, 2003. From a revenue source perspective, in the first-half of fiscal year 2004, sales of software products accounted for approximately 60% of sales and while approximately 40% of revenues were services related. In the six months ended June 30, 2003, all of the revenue was generated from services work and product installation chiefly by the Company's MDI group. In the six month period ended June 30, 2004, the Company accounted for the discontinued operations of Silverbirch Studios operations on February 29, 2004, whereas in the six months ended June 30, 2003, the Company accounted for the divestiture of Ignition Entertainment Ltd. as discontinued operations with effect from April 1, 2003. No revenue from Ignition UK was included in the results for the three months ended June 30, 2003, and there was no revenue from Silverbrich Studios in the period ended June 30, 2004. During the second quarter of 2003, revenue from the MDI group was down substantially from what was expected as a result of the SARS outbreak in Toronto, which constrained revenue earning opportunities within existing hospital contracts and in terms of expansion of operations to other health care units in the U.S. and Canada primarily due to restrictions on travel and a general apprehension over SARS amongst various healthcare facilities.

COST OF SALES

      Cost of sales for the six month period ended June 30, 2004 was $398,607, which consisted of wages paid to consulting services staff, third party royalty charges, distribution costs and amortization of acquisition costs of the MDI customer list and for the Company's acquisition of the source code to XML Connector. In the period ended June 30, 2003, cost of sales was $287,120. The principal cost of sales items in the first-half of 2003 consisted of amortization of the Classifier software license of $89,202 and third party product costs. As a result of the cost of sales components elaborated above, the June 30, 2004 six month period led to a positive gross margin of $901,420 versus a negative gross margin of $56,111 in the six months ended June 30, 2003. This trend towards high gross margins is expected to continue as the Company expands its software and services sales efforts in the U.S. and Europe.

OPERATING EXPENSES

      Total operating expenses for the six months ended June 30, 2004 were $1,478,129 versus $1,582,605 in the six months ended June 30, 2003. After expenses, the Company recognized a loss on operations of $576,709 in the six months ended June 30, 2004 versus a loss from operations of $1,638,716 in the quarter ended June 30, 2003.

      The largest components of first-half 2004 fiscal year expenses and of first-half 2003 fiscal year operating expenses were related to stock based compensation, consulting fees, salaries and wages, legal and accounting and other general and administration expenses. These expenses are discussed below.

      In the six months ended June 30, 2004, the Company expended $646,174 in salaries and wages versus $235,974 in the six months ended June 30, 2003. In the 2004 period, staff counts were higher as a result of the acquisition of C Comm Network Corporation, Twincentric Limited and the hiring of new staff in the corporate broadcasting/ActiveCast division as well as a almost a full six months operations for the UK office. In the six months ended June 30, 2003, all of the wage costs were incurred in the Company's Canadian office as none of the other acquisitions had been completed and the Company had not yet acquired the Company's U.S. MDI Solutions staff. Salaries and wages in both periods represent the cost of developers, administration and sales and marketing staff except for certain contractors who are shown as consulting costs. Salaries and wages include costs of all group insurance and various government programs.

      In the six months ended June 30, 2004, the Company incurred costs of $115,006 related to the pro rata amortization of employee and consultant stock issuances for bonuses, stock incentives and regular compensation. In the six months ended June 30, 2003, the Company incurred stock compensation expense of $656,922, which included $540,000 expensed due to the acceleration of release of 20,000,000 shares that were formerly part of the acquisition terms of ITM in September 2001. Under the original ITM purchase agreement, stock was to be released to the managers of ITM as sales revenue targets were met. At the time the original agreement was made, it was anticipated by both the former directors of the Company and the owners of ITM that the stock issued in exchange for ITM acquisition would be valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However, during the Company's prolonged initial Form SB-2 approval process, it was determined that the common stock needed to be accounted for as at the quarter end in the each of the quarters where the original sales revenue targets were achieved. In practice, this meant that regardless of how successful the Company was in achieving increased sales, and regardless of how well the share price responded to the increased revenue, the Company was likely to record large losses based on the valuation of the share releases at the time the revenues were recognized. In addition, the recording of higher share compensation values was acting as a disincentive for management since management were likely to be taxed on the increased value of the stock received as it was being recognized as income rather than a one time capital gain over the original purchase price of the equity purchase in ITM. The other stock based compensation included in the June 30, 2003 figures consisted of payments of $63,500 related to director's fees for the 2003 year and $125,000 related to an upfront payment to a consultant for 2003.

      Consulting fees for the six months ending June 30, 2004 were $161,964 versus $93,930 in the second-half ended June 30, 2003 and reflect the cost of several contractors who are paid as consultants in the ActiveCast and other divisions.

      Legal and accounting expenses for the six months ended June 30, 2004 were $163,455, which was higher than the $153,834 recorded in the six months ended June 30, 2003. The higher expense in the second-half of 2004 reflects the full cost of the annual audit and submission of both the Form 10-KSB for the fiscal year ended December 31, 2003 and the Form 10-QSB for the first quarter of 2004.

      For the six months ended June 30, 2004, the Company incurred General and Administrative expenses of $377,216 as opposed to $392,515 in the six months ended June 30, 2003. During the second quarter of 2004, the Company relocated the Company's Canadian offices from 2275 Lakeshore Boulevard and took on additional space at 156 Front Street West, Toronto. In addition, the Company also moved the Company's UK offices from London to Witney to merge the Company's UK office into Twincentric's space. In the second-half ended June 30, 2003, the largest component of General and Administrative expenses was a write-down of commitment fees on the Equity Line of Credit with Cornell Capital Partners and the cost associated with the retention of Hawk Associates as the company's investor relations firm. Hawk had been retained at a rate of $7,000 per month in addition to a one-time 2,000,000 unregistered stock grant which was expensed during the second quarter of 2003.

      In the six months ended June 30, 2004, the Company incurred depreciation charges of $6,684 on equipment versus $18,722 in the six months ended June 30, 2003. These charges were related to primarily computer equipment in use in the Company's offices in Canada and the UK.

LOSS FROM OPERATIONS

      As a result of the items specified above, the Company improved its operational results for the six months ended June 30, 2004 with a loss from operations of $576,709 versus a loss of $1,638,716 in the six months ended June 30, 2003.

OTHER INCOME/EXPENSES

      In the six months ended June 30, 2004, the Company earned $29,976 in interest from the secured promissory note that resulted from the divesture of SilverBirch Studios. In the corresponding quarter ended June 30, 2003, the Company earned $6,497 from bank sources.

      In the six months ended June 30, 2004, the Company expended $70,576 in financial interest which was significantly lower than the $227,130 expensed in the first-half ended June 30, 2003. In the six months ended June 30, 2003, the Company incurred imputed interest charges related to the Equity Line of Credit with Cornell Capital Partners, and interest costs on the Berra term loan whereas the interest in the first-half of 2004 primarily consisted of interest accrued on the IBEW loan.

      Foreign exchange losses were $17,931 in the first six months ended June 30, 2004 versus a gain of $14,074 in the first six months ended June 30, 2003 as a result of the decline of the U.S. dollar in terms of the UK pound and the Canadian dollar.

DISCONTINUED OPERATIONS

      In the six months ended June 30, 2004, the Company recorded a loss from discontinued operations of $128,586 related to the sale of SilverBirch Studios which was offset by a gain of $731,333 from the sale. In the six months ended June 30, 2003, the Company recorded a net loss from discontinued operations from the sale of Ignition Entertainment Limited of $733,123 which was offset by a gain of $2,396,009 from the sale.

      As a result of the sale of the discontinued operations in both six month periods, the Company recorded a small loss of $30,493 for the six months ended June 30, 2003 versus a loss of $182,389 in the six months ended June 30, 2003. In both six month periods, the earnings per share were nil.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to December 31, 2001, the Company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2003, the Company entered into or continued several financing arrangements. These included the Equity Line of Credit with Cornell Capital Partners for $10,000,000 and a term debt of $500,000 at the Canadian subsidiary level with a trade union. The Company's primary need for cash is to fund ongoing operations and to defray the cost of remaining a public company until such time that the Company's profitability and cash flow is sufficient to fund ongoing growth in the Company's operations.

      At June  30,  2004,  the  Company's  need  for  cash  included  satisfying
$2,389,241 of current liabilities, which consisted of accounts payable of $766,094 (of which $226,824 is recorded as owing to Orchestral Corporation and is not likely to require payout, bank indebtedness in various operating loans of $358,807, $369,364 of accrued liabilities, taxes payable of $566,855, current lease obligations of $10,984, the current portion of notes payable, including accrued interest of $275,762 and other current liabilities of $26,375.

      Our independent auditors have issued a going concern opinion on the Company's Condensed Consolidated Financial Statements that raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on the Company's ability to raise additional bank, convertible preferred shares or convertible debt, equity capital or access capital under the Equity Line of Credit with Cornell Capital Partners, and implementation of the Company's business plan to market and sell the Company's various enterprise software products and services. At June 30, 2004, the Company had $38,205 cash on hand. In addition, at quarter end, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. Throughout the fiscal year ended December 31, 2003, certain management shareholders injected approximately $1,279,000 in to the Company to assist with working capital. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

      During fiscal year 2003, the Company received cash from Cornell Capital Partners in the form of promissory notes. In total, $970,000 of proceeds were received from the issuance of promissory notes net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum.

      In April of 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. On February 14, 2003, a Form SB-2 that was filed by the Company was declared effective by the Securities Exchange Commission, and on December 19, 2003, an additional Form SB-2 was declared effective. Under the terms of the Equity Line of Credit Agreement, the Company may provide notice to Cornell Capital Partners and Cornell Capital Partners will purchase from the Company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any 30-day period. Cornell Capital Partners is entitled to retain 3% of each advance. In April of 2002, the Company paid Cornell Capital Partners a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, the Company entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 100,000 shares of the Company's common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. The Company agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $2,231,741. As of June 30, 2004, the Company improved its net working capital deficiency from $1,534,786 at March 31, 2004 to a deficiency of $1,085,992. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of term debt, sale of convertible preferred shares, equipment loans and leases for expansion purposes, proceeds from the sale of assets, profits, operating credit lines, and term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, and/or the sale of equity under the Equity Line of Credit Agreement with Cornell Capital Partners. Draw downs under the Equity Line of Credit with Cornell Capital Partners may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

      If the Company is unable to obtain additional funding through the Equity Line of Credit Agreement with Cornell Capital Partners or from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, reduce its investment in, or otherwise divest of one or more of the Company's operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in 2004 and 2005.

EQUITY LINE OF CREDIT AGREEMENT

      Pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners, the Company may periodically sell shares of common stock to Cornell Capital Partners to raise capital to fund the Company's working capital needs. The periodic sale of shares is known as an advance. The Company may request an advance every 10 trading days. A closing will be held seven trading days after such written notice at which time the Company will deliver shares of common stock and Cornell Capital Partners will pay the advance amount. There are no closing conditions for any of the draws other than the written notice and associated correspondence.

      The Company became able to request advances under the Equity Line of Credit Agreement once the underlying shares were registered with the Securities and Exchange Commission. The Company may continue to request advances until Cornell Capital Partners has advanced $10 million or 24 months after the effective date of the registration statement, whichever occurs first.

      The amount of each advance is limited to a maximum draw down of $425,000 in any 30-day period. The amount available under the Equity Line of Credit Agreement is not dependent on the price or volume of the Company's common stock. In addition, the Company may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital Partners owning more than 9.9% of the Company's outstanding common stock. The Company does not have any agreements with Cornell Capital Partners regarding the distribution of such stock, although Cornell Capital Partners has indicated that intends to promptly sell any stock received under the Equity Line of Credit Agreement.

      The Company cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and the Company have not determined the total amount of advances the Company intend to draw. There is an inverse relationship between the Company's stock price and the number of shares to be issued under the Equity Line of Credit Agreement. That is, as the Company's stock price declines, the Company would be required to issue a greater number of shares under the Equity Line of Credit Agreement for a given advance.

      In April of 2002, the Company raised $150,000 of gross proceeds from the issuance of convertible debentures. These debentures accrued interest at a rate of 5% per year and matured two years from the issuance date. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the Company's common stock as of the closing date (ii) 80% of the average closing bid price of the Company's common stock for the four lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (x) 120% of the closing bid price of the common stock as of the closing date or (y) 80% of the average closing bid price of the common stock for the four lowest trading days of the five trading days immediately preceding the conversion date. The Company had the right to redeem the debentures upon 30 day's notice for 120% of the amount redeemed. Upon such redemption, the Company was required to issue the investor a warrant to purchase 10,000 shares of common stock at an exercise price of $0.50 per share for every $100,000 of debentures that are redeemed. As further disclosed in the Company's accompanying Condensed Consolidated Financial Statements, the Company redeemed this convertible debenture and accrued interest in February of 2003.

CONSOLIDATED STATEMENT OF CASH FLOWS

      Cash on the condensed consolidated balance sheet increased from nil in the period ended December 31, 2003 to $38,205 at June 31, 2004.

NET CASH USED IN OPERATING ACTIVITIES

      For the six months ended June 30, 2004, the Net Cash used in operating activities was $255,176 versus $1,442,757 in the six month period ended June 30, 2003. In the six months ended on June 30, 2004, cash used in operating activities consisted primarily of a net loss of $30,493, depreciation and amortization of $129,644, an increase in taxes payable of $125,803, an increase in accounts receivable of $756,840, a decrease in other assets of $96,332, an increase in accounts payable of $73,161, and an increase in accrued liabilities of $52,418. Also, there was a net gain from discontinued operations of $731,333 and non-cash activities of $296,000 for stock issued for compensation and other services. In the six months ended June 30, 2003, the cash used in operating activities consisted primarily of a net loss of $182,389, plus the costs of stock issued of $771,180, and non-cash activities of $291,725 for depreciation and amortization. Both periods reflected discontinued operations.

NET CASH FROM INVESTING ACTIVITIES

      Net cash used in investing activities was $48,518 for the purchase of fixed assets in the period ended June 30, 2004 versus $35,853 in the six months ended June 30, 2003.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $285,755 in the six months ended June 30, 2004 versus $1,535,604 in the six months ended June 30, 2003. In the six months ended June 30, 2004, the Company repaid $17,500 and received $310,000 in new notes payable. In the six months ended June 30, 2003, the Company drew down $1,125,000 under the Equity Line of Credit Agreement with Cornell Capital Partner, received from related parties $532,070, received proceeds of $525,000 from the issuance of stock, and increased leases by $43,534.

CERTAIN BUSINESS RISK FACTORS

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JAMES CASSIDY AND TPG CORPORATION

      In March of 2000, the Company entered into an agreement (the "TPG Agreement") with TPG Capital Corporation ("TPG"). Under the TPG Agreement, TPG provided advice and other services to ActiveCore with respect to the acquisition of Erebus Corporation (the "Erebus Acquisition"). The Company pursued the Erebus Acquisition to, among other things, maintain its listing eligibility on the Over the Counter Bulletin Board ("OTCBB"). TPG was the sole stockholder of Erebus
Corporation and the Company believes that James Cassidy was a controlling stockholder of TPG.

      Under the Erebus Acquisition, the Company purchased Erebus, a non-active entity with securities registered under the Securities Exchange Act of 1934, as amended, to, among other things, retain its listing status on the OTCBB. At that time, the Company was at risk of losing its listing eligibility under a new national Association of Securities Dealers ("NASD") listing requirement. Loss of listing eligibility would have resulted in the Company trading in the Pink Sheets. Management and the board of directors at that time determined that such a development would be detrimental to its stockholders and other investors. The Company consummated the Erebus Acquisition in March of 2000.

      Under the TPG Agreement, the Company paid to TPG 200,000 shares of the Company's common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates the Company to issues additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of the Company common stock as of March of 2000 and March of 2001, if the Company were required to satisfy the reset provision, the Company would be required to issue to TPG an additional 3,028,378 shares of its common stock ("Reset Shares").

      The Company does not believe that TPG is entitled to the Reset Shares. Based on public records, in June of 2001, TPG and Mr. Cassidy reached a settlement agreement with the SEC with respect to securities fraud and disclosure violations alleged by the SEC in connection with transactions substantially similar to the Erebus Acquisition. Neither Mr. Cassidy nor TPG admitted or denied the allegations. A description of the settlement is contained in SEC Litigation Release No. 17023, dated June 4, 2001. Although the Company has maintained its listing status on the OTCBB, the Company has experienced significant regulatory problems in connection with the Erebus Acquisition that are related to the allegations underlying the settlement between TPG and Mr. Cassidy and the Securities and Exchange Commission. These problems have resulted in significant delay and expense to the Company.

      In March of 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. No contingent liability has been allocated for any eventual loss on the action.

      Pursuant to Rule 405 promulgated under the Securities Act of 1933, as amended, the Company believes that Mr. Cassidy may be deemed to be a "promoter" of the Company. The Company has no ongoing business relationship with Mr. Cassidy and he is not employed by the Company in any manner.

ORCHESTRAL CORPORATION

      Orchestral Corporation commenced a proceeding in Ontario court in January of 2003, which was subsequently placed into abeyance, then revived in August of 2003, against the Company and its Canadian subsidiary, ActiveCore Limited (formerly Springboard Technologies Inc.) to the effect that they had infringed upon the copyright that Orchestral maintained in PowerAudit and further that the Company had breached the distribution contract between Orchestral and the Company with respect to termination and non-payment of support costs with regard to the distribution of Power Audit. Orchestral has claimed punitive and exemplary damages of Canadian $4,000,000 and Canadian $1,000,000, respectively. The Company has retained the law firm of LeDrew Laishley and Reed to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

      Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. In the Company's view, the case filed by Orchestral is frivolous and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any continent liability has been made on the Company's financial statements for the punitive and exemplary damages however it has maintained in it current payables an amount of approximately $226,000 as owing to Orchestral.

CESAR CORREIA AND INFOLINK TECHNOLOGIES LTD.

      Since December of 2003, the Company has been engaged in discussions with regard to the potential acquisition of Infolink Technologies Ltd. a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the incumbent Chairman of the board of directors and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, several minority shareholders of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority action, Mr. Correia and Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of obtaining confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The Company believes that Infolink will not proceed with any action against the Company once the report by the monitor and investigator has been released to the court.

      The Company is not presently a party to any other material legal proceedings, nor is it aware of any material threatened litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

      On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. The Company issued 5,000,000 restricted shares to 1582579 Ontario Limited. These shares were valued at $0.023 per share, or an aggregate of $115,000 representing the market value on the date of the grant.

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

      On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 30,758,202 shares of the Company's restricted common stock valued at $461,962.

      On July 12, 2004, the board of directors authorized the sale of 4,000,000 restricted common shares of stock from treasury to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of $0.018 to expire on November 30, 2005.

      Also July 12, 2004, the board of directors authorized the purchase of a limited source code license for certain software for a value of $10,000 which is to be paid in the form of restricted shares.

      Also July 12, 2004, the board of directors authorized the issuance of 16,000,000 restricted shares for a substantial minority interest in Infolink Technologies Limited. On July 31, 2004, the Company signed an irrevocable call agreement with non-related parties to acquire 8,000,000 shares of Infolink in exchange for 16,000,000 restricted shares of the Company, which is callable at the option of the Company. The shares have not yet been issued.

      Also July 12, 2004, the board of directors authorized the issuance of 150,000 restricted common shares in consideration of a consulting contract for investment relations to an unrelated party.

      On September 8, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which have a purchase price of $0.03 and $0.06, respectively. Each preferred share is convertible into a common share at any time prior to five years from the date of issuance. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.20 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.40 for 30 days. The preferred shares will be paid a dividend at the rate of 10% per annum.

      Also on September 8, 2004, the board of directors authorized the issuance of 1,000,000 restricted common shares of stock to an employee which shares will be earned over the next four quarters.

      Also on September 8, 2004, the board of directors authorized the issuance of 12,000,000 restricted common shares of stock to an unrelated party to perform consulting services including identifying and sourcing acquisition candidates. These shares will be earned over the next year.

      With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. In each instance, the purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D and otherwise had the requisite sophistication to make an investment in the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The date of the next shareholders meeting has, not yet been set, however, at that meeting shareholders will be asked to formally approve the name change of the Company to "ActiveCore Technologies, Inc." Such change may necessitate a change to the Company's CUSIP number and the stock trading symbol.

      On April 28, 2004, the board of directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-KSB filed for the period ended December 31, 2003.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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
                    International Limited

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
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

10.18               Loan and Security Agreement dated July 30, 2001      Incorporated by reference to Exhibit 10.20 to IVP
                    among the Registrant, Clarino Investments            Technology's Form 10-KSB filed on April 15, 2002
                    International Ltd., and Berra Holdings Ltd.

10.19               Warrant Agreement dated April 3, 2002 between the    Incorporated by reference to Exhibit 10.27 to IVP
                    Registrant and Cornell Capital Partners L.P.         Technology's Form 10-KSB filed on April 15, 2002

10.20               Equity Line of Credit Agreement dated April 3,       Incorporated by reference to Exhibit 10.28 to IVP
                    2002 between the Registrant and Cornell Capital      Technology's Form 10-KSB filed on April 15, 2002
                    Partners L.P.

10.21               Registration Rights Agreement dated April 3, 2002    Incorporated by reference to Exhibit 10.29 to IVP
                    between the Registrant and Cornell Capital           Technology's Form 10-KSB filed on April 15, 2002
                    Partners, L.P.

10.22               Escrow Agreement dated April 3, 2002 among the       Incorporated by reference to Exhibit 10.30 to IVP
                    Registrant, Cornell Capital Partners, L.P., Butler   Technology's Form 10-KSB filed on April 15, 2002
                    Gonzalez, and First Union National Bank

10.23               Securities Purchase Agreement dated April 3, 2002    Incorporated by reference to Exhibit 10.31 to IVP
                    among the Registrant and the Buyers                  Technology's Form 10-KSB filed on April 15, 2002

10.24               Escrow Agreement dated April 3, 2002 among the       Incorporated by reference to Exhibit 10.32 to IVP
                    Registrant, the Buyers, and First Union National     Technology's Form 10-KSB filed on April 15, 2002
                    Bank

10.25               Debenture Agreement Dated April 3, 2002 between      Incorporated by reference to Exhibit 10.33 to IVP
                    the Registrant and Cornell Capital Partners L.P.     Technology's Form 10-KSB filed on April 15, 2002

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
10.26               Investor Registration Rights Agreement dated April   Incorporated by reference to Exhibit 10.34 to IVP
                    3, 2002 between the Registrant and the Investors     Technology's Form 10-KSB filed on April 15, 2002

10.27               Placement Agent Agreement dated April 3, 2002        Incorporated by reference to Exhibit 10.35 to IVP
                    among the Registrant, Westrock Advisors, Inc. and    Technology's Form 10-KSB filed on April 15, 2002
                    Cornell Capital Partners L.P.

10.28               Letter Agreement dated February 20, 2002 between     Incorporated by reference to Exhibit 10.36 to IVP
                    the Registrant and Buford Industries Inc.            Technology's Form 10-KSB filed on April 15, 2002

10.29               Letter Confirmation Agreement dated July 21, 2001    Incorporated by reference to Exhibit 10.37 to IVP
                    between the Registrant and Buford Industries Inc.    Technology's Form 10-KSB filed on April 15, 2002

10.30               Consulting Agreement dated March 1, 2002 between     Incorporated by reference to Exhibit 10.38 to IVP
                    the Registrant and Danson Partners LLC               Technology's Form 10-KSB filed on April 15, 2002

10.31               Consulting Agreement dated February 12, 2002         Incorporated by reference to Exhibit 10.40 to IVP
                    between the Registrant and Danson Partners LLC       Technology's Form SB-2 filed on May 15, 2002

10.32               Escrow Agreement dated as of May 15, 2002 among      Incorporated by reference to Exhibit 10.41 to IVP
                    the Registrant, Brian MacDonald, Peter Hamilton,     Technology's Form SB-2 filed on May 15, 2002
                    Kevin Birch, Sherry Bullock, and Gino Villella

10.33               Termination letter dated June 13, 2002 between the   Incorporated by reference to Exhibit 10.42 to IVP
                    Registrant and Orchestral Corporation                Technology's Form 10-QSB filed on August 19, 2002

10.34               Acquisition  Agreement dated as of May 28, 2002      Incorporated by reference to Exhibit 10.43 to IVP
                    regarding the purchase of Ignition Entertainment     Technology's Form 10-QSB filed on August 19, 2002

10.35               Consulting Agreement dated as of June 1, 2002        Incorporated by reference to Exhibit 10.44 to IVP
                    Ignition Entertainment Limited and Montpelier        Technology's Form 10-QSB filed on August 19, 2002
                    Limited

10.36               Equity Line of Credit Agreement dated May 2002       Incorporated by reference to Exhibit 10.45 to IVP
                    between IVP Technology and Cornell Capital           Technology's Amendment No. 2 to the Form SB-2
                    Partners, L.P.                                       filed on November 14, 2002

10.37               Letter of Credit Facility dated as of April 10,      Incorporated by reference to Exhibit 10.46 to IVP
                    2002 between Revelate Limited and Ignition           Technology's Amendment No. 2 to the Form SB-2
                    Entertainment Limited                                filed on November 14, 2002

10.38               Debenture dated as of June 14, 2002 between          Incorporated by reference to Exhibit 10.47 to IVP
                    Revelate Limited and Ignition Entertainment Limited  Technology's Amendment No. 2 to the Form SB-2
                                                                         filed on November 14, 2002

10.39               Standard Conditions for Purchase of Debts dated      Incorporated by reference to Exhibit 10.48 to IVP
                    May 23, 2002 between DCD Factors PLC and Ignition    Technology's Amendment No. 2 to the Form SB-2
                    Entertainment Limited                                filed on November 14, 2002

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
10.40               All Assets Debenture dated as of May 23, 2002        Incorporated by reference to Exhibit 10.49 to IVP
                    between DCD Factors PLC and Ignition Entertainment   Technology's Amendment No. 2 to the Form SB-2
                    Limited                                              filed on November 14, 2002

10.41               Memorandum of Agreement dated as of July 1, 2002     Incorporated by reference to Exhibit 10.50 to IVP
                    between Springboard Technology Solutions Inc. and    Technology's Amendment No. 2 to the Form SB-2
                    IVP Technology                                       filed on November 14, 2002

10.42               Heads of Agreement dated as of December 28, 2001     Incorporated by reference to Exhibit 10.51 to IVP
                    and amended on September 30, 2002 between TiG        Technology's Amendment No. 2 to the Form SB-2
                    Acquisition Corporation and IVP Technology           filed on November 14, 2002

10.43               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.1 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02008)

10.44               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.2 to
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02009)

10.45               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.3 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02003)

10.46               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.4 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02004)

10.47               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.5 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02006)

10.48               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.6 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02007)

10.49               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.7 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03001)

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------
10.50               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.8 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires March 31, 2004)

10.51               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.9 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires June 11, 2004)

10.52               Share Purchase Agreement between Twincentric         Incorporated with this filing
                    Limited and ActiveCore entered into on June 21,
                    2004 for the purchase of 100% of the issued shares
                    of Twincentric Limited by ActiveCore.

10.53               Call Agreement between George Theodore and 1543472   Incorporated by reference to Exhibit 10.1 to IVP
                    Ontario Inc. and IVP entered into on July 31, 2004   Technology's Form 8-K filed with the SEC on
                    for the potential purchase of 8,000,000 shares of    September 20, 2004
                    Infolink Technologies Ltd. in exchange for
                    16,000,000 shares of IVP.

10.54               Subscription Agreement between D & M Investments     Incorporated by reference to Exhibit 10.1 to IVP
                    and ActiveCore with regard to the purchase of        Technology's Form 8-K filed with the SEC on
                    Series A and Series B Convertible Preferred shares   September 20, 2004
                    of IVP

10.55               Preferred share designation for Series A and         Incorporated by reference to Exhibit 10.2 to IVP
                    Series B preferred shares of IVP                     Technology's Form 8-K filed with the SEC on
                                                                         September 20, 2004

                    Certification by Chief Executive Officer pursuant    Provided herewith
31.1                to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    Certification by Chief Financial Officer pursuant    Provided herewith
31.2                to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    Certification by Chief Executive Officer pursuant    Provided herewith
32.1                to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                    Certification by Chief Financial Officer pursuant    Provided herewith
32.2                to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      (B) REPORTS ON FORM 8-K:

      On April 30, 2004, the Company filed a Form 8-K disclosing that it had moved its principal office to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6.

      On May 6, 2004, the Company filed a Form 8-K disclosing that it had purchased the outstanding shares of C Comm Network Corporation for IVP shares valued at $461,962. The Company has issued 30,758,202 restricted common shares in consideration.

      On September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a Share Call Agreement to purchase 8,000,000 common shares of Infolink Technologies in exchange for 16,000,000 restricted common shares. The common shares have not yet been issued.

      Also on September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a subscription agreement for two series of convertible preferred shares. The Company will receive proceeds of $500,000 in two tranches of $250,000 on September 17, 2004 and December 1, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IVP TECHNOLOGY CORPORATION
                               D.B.A ACTIVECORE TECHNOLOGIES, INC.

September 20, 2004             By: /s/ Brian J. MacDonald
                                   ---------------------------------------------
                                   Brian J. MacDonald
                                   Chairman and Acting Chief Financial Officer


September 20, 2004             By: /S/ Peter J. Hamilton
                                   ---------------------------------------------
                                   Peter J. Hamilton
                                   President and Chief Executive Officer