Form 10QSB
period 2004-09-30
IVP TECHNOLOGY CORP
filed 2004-12-23
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                          Commission File No. 000-30486

                          ACTIVECORE TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)

         NEVADA                                                 65-6998896
------------------------------                             -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

       156 FRONT STREET WEST, SUITE 210, TORONTO, ONTARIO, CANADA M5J 2L6
       ------------------------------------------------------------------
                    (Address of principal Executive Offices)

                                 (416) 252-6200
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     |X| Yes                         |_| No

      State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: as of December 21, 2004, there were 483,998,053 outstanding shares of the issuer's common stock, par value $0.001.

        ACTIVECORE TECHNOLOGIES, INC. FORMERLY IVP TECHNOLOGY CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                                                           PAGE

PART I........3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......23
   ITEM 3.  CONTROLS AND PROCEDURES.....34
PART II......35
   ITEM 1.  LEGAL PROCEEDINGS..35
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....36
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......38
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....38
   ITEM 5.  OTHER INFORMATION..38
   ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K......38

Signature Page

                                     PART I

                              FINANCIAL INFORMATION

       ACTIVECORE TECHNOLOGIES, INC. (FORMERLY IVP TECHNOLOGY CORPORATION)
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2004

                          INDEX TO FINANCIAL STATEMENTS

Page 4 Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) And December 31, 2003

Page 5 Condensed Consolidated Statements Of Operations For The Three And Nine Months Ended September 30, 2004 And 2003 (Unaudited)

Page 6 Condensed Consolidated Statement Of Stockholders' Equity (Deficiency) For The Nine Months Ended September 30, 2004 (Unaudited)

Pages 7-8     Condensed Consolidated Statements Of Cash Flows For The Nine
              Months Ended September 30, 2004 And 2003 (Unaudited)

Pages 9-19    Notes to Condensed Consolidated Financial Statements As Of
              September 30, 2004 (Unaudited)

                ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      FORMERLY IVP TECHNOLOGY CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                                              SEPTEMBER. 30,
                                                                                  2004            DECEMBER 31,
                                                                               (UNAUDITED)           2003
                                                                               ------------       ------------
CURRENT ASSETS
  Cash                                                                         $      9,161       $         --
  Accounts receivable, net                                                        1,614,829            128,601
  Other receivables                                                                   1,845            189,120
  Prepaid expenses and other current assets                                         120,358             31,500
                                                                               ------------       ------------
    TOTAL CURRENT ASSETS                                                          1,746,193            349,221
                                                                               ------------       ------------

PROPERTY AND EQUIPMENT, NET                                                         364,611             43,726
                                                                               ------------       ------------

OTHER ASSETS
  Accounts Receivable - long term                                                   531,000                 --
  License agreements - software, net                                                 90,097            106,062
  Note receivable                                                                   767,386                 --
  Customer list, net                                                                183,333            252,080
  Investments at cost                                                               250,000            250,000
  Deferred consulting expense                                                       221,875            123,119
  Goodwill                                                                        1,514,826            100,000
  Net assets from discontinued operations                                                --             16,335
                                                                               ------------       ------------
    Total Other Assets                                                            3,558,517            847,596
                                                                               ------------       ------------

  TOTAL ASSETS                                                                 $  5,669,321       $  1,240,543
  ============                                                                 ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                                               $    211,793       $         --
  Accounts payable                                                                  952,685            666,348
  Accrued liabilities                                                               315,965            249,685
  Bank term loan, current portion                                                    24,752                 --
  Taxes payable                                                                     777,496            301,378
  Leases payable, current portion                                                    14,935              7,652
  Notes payable, current portion                                                    139,951            557,299
  Convertible preferred stock to be issued - Series C                                93,750
  Common stock to be issued                                                          88,192             18,000
  Due to related parties                                                              7,915            117,874
  Other current liabilities                                                          19,880              7,729
                                                                               ------------       ------------
    TOTAL CURRENT LIABILITIES                                                     2,647,314          1,925,965
                                                                               ------------       ------------

LONG-TERM LIABILITIES
  Bank term loan, long-term                                                         146,457                  1
  Note payable, long-term portion                                                        --            447,917
  Lease payable, long-term                                                           27,006              2,464
  Convertible preferred stock to be issued - Series C                               406,250                 --
                                                                               ------------       ------------
    TOTAL LONG-TERM LIABILITIES                                                     579,713            450,381
                                                                               ------------       ------------

TOTAL LIABILITIES                                                                 3,227,027          2,376,346
-----------------                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized
  Preferred stock issued and outstanding:
  Series A: 8,333,333 and 0 shares  as of  September 30,2004 and
  December 31,2003 respectively                                                       8,333                 --
  Series B: 4,167,667 and 0 shares  as of September 30,2004 and
  December 31,2003 respectively                                                       4,168                 --
  Common stock, $0.001 par value, 500,000,000 authorized and 478,370,960 and
    286,207,000 shares issued and outstanding as of September. 30, 2004 and
    December 31, 2003, respectively                                                 478,370            286,207
  Common stock to be issued (17,272,726 shares)                                          --            380,000
  Common stock to be returned (2,527,254 shares)                                    (68,783)                --
  Additional paid-in capital                                                     39,296,052         36,382,766
  Accumulated deficit                                                           (36,523,664)       (37,094,546)
  Treasury stock (11,000,000 shares)                                                     --           (770,000)
  Accumulated other comprehensive loss                                             (203,708)          (158,586)
  Deferred equity line commitment fees                                              (40,236)          (112,668)
  Subscription Receivable - Preferred                                              (250,000)
  Subscription Receivable - Common                                                 (240,000)
  Deferred compensation                                                             (18,238)           (48,976)
                                                                               ------------       ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         2,442,294         (1,135,803)
                                                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                        $  5,669,321       $  1,240,543
=======================================================                        ============       ============


  See accompanying notes to these condensed consolidated financials statements

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                    FOR THE       FOR THE NINE      FOR THE NINE
                                                 FOR THE THREE    THREE MONTHS        ENDED          MONTHS ENDED
                                                  MONTHS ENDED     SEPTEMBER       MONTHS ENDED      SEPTEMBER
                                                 SEPTEMBER 30,         30,         SEPTEMBER 30,        30,
                                                      2004            2003             2004            2003
                                                 -------------    -------------    -------------    -------------
REVENUE
Net sales                                        $   1,694,452    $     124,767    $   2,994,479    $     355,776
                                                 -------------    -------------    -------------    -------------

COST OF SALES
  Product costs                                        273,460           20,962          584,591          121,893
  Distribution and other costs including
    amortization of license                             37,148           92,983          124,624          279,172
                                                 -------------    -------------    -------------    -------------
    Total Cost of Sales                                310,608          113,945          709,215          401,065
                                                 -------------    -------------    -------------    -------------

GROSS PROFIT (LOSS)                                  1,383,844          (10,822)       2,285,264          (45,289)
                                                 -------------    -------------    -------------    -------------

OPERATING EXPENSES
  Salaries and wages                                   393,033          270,095        1,039,207          506,069
  Stock based compensation                              52,982           37,500          167,988          618,080
  Consulting fees                                       35,215          119,044          197,179          212,974
  Legal and Accounting                                  95,026           60,335          258,481          214,209
  Management Fees                                       10,257           44,346           10,257          120,688
  General and administrative                           191,738          170,540          584,554          562,907
  Financial advisory fees                                2,662            9,098           10,292           39,914
  Amortization and depreciation                         28,263            9,656           34,947           28,378
                                                 -------------    -------------    -------------    -------------
    TOTAL OPERATING EXPENSES                           809,176          720,614        2,302,905        2,303,219
                                                 -------------    -------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS                          574,668         (709,792)         (17,641)      (2,348,508)
                                                 -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
  Gain on early extinguishment of debt                      --               --            2,000               --
  Interest income                                       25,480               --           55,456            6,497
  Interest expense                                     (36,911)         (88,673)         (91,887)        (315,803)
  Foreign exchange gain (loss)                          37,626           43,821           19,695           57,895
                                                 -------------    -------------    -------------    -------------
    TOTAL OTHER INCOME (EXPENSE)                        26,195          (44,852)         (14,736)        (251,411)
                                                 -------------    -------------    -------------    -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS               600,863         (754,644)         (32,377)      (2,599,919)
                                                 -------------    -------------    -------------    -------------
DISCONTINUED OPERATIONS (SEE NOTE 2):
  Income (Loss) from discontinued operations              (954)              --         (129,540)        (733,123)
  Gain on sale of discontinued operations                1,467               --          732,800        2,396,009
                                                 -------------    -------------    -------------    -------------
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS,              512               --          603,259        1,662,886
    NET
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                $     601,375    $    (754,644)   $     570,882    $    (937,033)
                                                                                                    -------------
                                                 =============    =============    =============    =============

INCOME (LOSS) PER COMMON SHARE FROM CONTINUING
  OPERATIONS - BASIC AND DILUTED                 $           0    $          (0)   $           0    $       (0.02)
                                                 -------------    -------------    -------------    -------------

INCOME (LOSS) PER COMMON SHARE FROM
  DISCONTINUED OPERATIONS - BASIC AND DILUTED    $           0    $           0    $          (0)   $        0.01
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND
  DILUTED                                        $           0    $          (0)   $           0    $       (0.01)
                                                 -------------    -------------    -------------    -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                  454,909,963      262,456,836      387,810,403      159,960,377
                                                 =============    =============    =============    =============

  See accompanying notes to these condensed consolidated financials statements

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                                      Preferred Stock
                                                          Shares             Amount      Shares        Amount         Common
                                                         Series A            Series A    Series B      Series B       Shares
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                                                                                           286,207,703
Stock issued for services                                                                                             18,150,000
Stock Issued for compensation                                                                                         11,300,000
Stock issued for stockholder debt                                                                                     66,036,267
Stock Issued for debt repayment                                                                                       38,692,545
Stock issued for payment of accrued liability                                                                          2,666,000
Stock Issued for acquisitions                                                                                           46318445
Stock issued for investment                                                                                             16000000
Cancellation of treasury stock                                                                                       (11,000,000)
Purchase price adjustment on acquisition by stock
Series A Preferred Issued for cash                      8,333,333             8,333
Series B Preferred Issued for Subscription Receivable                                   4,167,667       4,168
Stock issued for cash                                                                                                  4,000,000
Unpaid Subscription
Deferred cost recognized
Net Profit  for period
Cumulative translation adjustment
Comprehensive Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                             8,333,333         $   8,333     4,167,667        4168        478,370,960
=================================================================================================================================


                                                       Common            Common Stock to be          Additional
                                                       Stock              Issued/ (Returned)          Paid-in      Accumulated
                                                       Amount           Shares         Amount         Capital        Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                            $    286,207     17,272,726    $   380,000   $ 36,382,766    $(37,094,546)
Stock issued for services                                   18,150                                      296,100
Stock Issued for compensation                               11,300                                      199,700
Stock issued for stockholder debt                           66,036    (17,272,726)      (380,000)       924,288
Stock Issued for debt repayment                             38,693                                      634,475
Stock issued for payment of accrued liability                2,666                                       55,334
Stock Issued for acquisitions                                46318                                       794891
Stock issued for investment                                  16000                                       224000
Cancellation of treasury stock                             (11,000)                                    (759,000)
Purchase price adjustment on acquisition by stock                      (1,941,747)       (60,000)
Series A Preferred Issued for cash                                                                       241667
Series B Preferred Issued for Subscription Receivable                                                    245832
Stock issued for cash                                        4,000                                        56000
Unpaid Subscription                                                      (585,507)        (8,783)
Deferred cost recognized
Net Profit  for period                                                                                                   570882
Cumulative translation adjustment
Comprehensive Income
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                           $    478,370     (2,527,254)        -68783   $ 39,296,052        36523664
================================================================================================================================
                                                                     Other           Sub           Sub        Equity
                                                                     Compre-       scrtiption   scrtiption     Line
                                                                     hensive       Receivable   Receivable    Commit-
                                                       Treasury      Income        Common      Preferred       ment
                                                         Stock       (Loss)         Stock        Stock         Fees
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                            $   (770,000)  $(158,586)                              $(112,668)
Stock issued for services
Stock Issued for compensation
Stock issued for stockholder debt
Stock Issued for debt repayment
Stock issued for payment of accrued liability
Stock Issued for acquisitions
Stock issued for investment                                                        -240000
Cancellation of treasury stock                             770,000
Purchase price adjustment on acquisition by stock
Series A Preferred Issued for cash
Series B Preferred Issued for Subscription Receivable                                          -250000
Stock issued for cash                                                                -8783
Unpaid Subscription                                                                   8783
Deferred cost recognized                                                                                        72,432
Net Profit  for period
Cumulative translation adjustment                                      (45,122)
Comprehensive Income
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                                      0     -203708     -240000     -250000          -40236
=======================================================================================================================


                                                        Deferred
                                                        Compen
                                                        -sation      Total
-------------------------------------------------------------------------------
Balance, December 31, 2003                            $ (48,976)  $ (1,135,803)
Stock issued for services                                              314,250
Stock Issued for compensation                                          211,000
Stock issued for stockholder debt                                      610,325
Stock Issued for debt repayment                                        673,168
Stock issued for payment of accrued liability                           58,000
Stock Issued for acquisitions                                           841209
Stock issued for investment                                                  0
Cancellation of treasury stock                                               0
Purchase price adjustment on acquisition by stock                      (60,000)
Series A Preferred Issued for cash                                      250000
Series B Preferred Issued for Subscription Receivable                        0
Stock issued for cash                                                    51217
Unpaid Subscription                                                          0
Deferred cost recognized                                 30,738        103,170
Net Profit  for period                                                 570,882
Cumulative translation adjustment                                      (45,122)
Comprehensive Income                                                   525,760
-------------------------------------------------------------------------------
Balance, September 30, 2004                              -18238        2442294
===============================================================================

  See accompanying notes to these Condensed Consolidated Financials Statements

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 For The Nine
                                                                               For The Nine      Months Ended
                                                                               Months Ended      September 30,
                                                                            September 30, 2004     2003
                                                                            ------------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $   570,882      $  (937,033)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Gain on sale of discontinued operations                                        (732,800)      (2,396,009)
    Depreciation                                                                     34,947           39,721
    Amortization of customer list                                                    68,747               --
    Amortization of licensing agreements and software kits                           15,965          267,603
    Amortization of deferred consulting and commitment fees                          72,432          256,874
    Amortization of consulting agreements                                           195,494               --
    Impairment of deferred tax asset                                                     --           71,816
    Stock issued for commitment fees and penalties                                       --           22,800
    Stock issued for compensation                                                        --          553,501
    Stock issued for financing costs                                                     --          129,500
    Stock issued bonuses                                                            226,738               --
    Stock issued for services                                                        12,000           62,500
  Changes in operating assets and liabilities, net of effects of discontinued
    operations:
    (Increase) in accounts receivable                                            (1,947,413)        (112,679)
    Decrease in inventory                                                                --          304,783
    Decrease in prepaid expenses and other current assets                           121,417          150,669
    Increase  (decrease) in accounts payable                                        115,738          (53,318)
    Increase in interest receivable                                                 (17,986)              --
    Increase (decrease) in accrued liabilities                                       80,948         (172,929)
    Increase (decrease) in taxes payable                                            336,444         (203,370)
    Increase in due to related parties                                              433,171               --
    Increase (decrease) in other current liabilities                                 12,151          (69,603)
    (Decrease) in accrued interest                                                       --          (43,136)
    Net effect of discontinued operations                                                --          213,924
                                                                                -----------      -----------
      Net Cash Used In Operating Activities                                        (401,125)      (1,722,712)
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid from sale of discontinued operations                                         --             (160)
  Purchases of fixed assets                                                        (273,138)          (9,126)
   Purchase of software rights                                                           --          (94,803)
                                                                                -----------      -----------
   Net Cash Used In Investing Activities                                           (273,138)        (104,089)
                                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                        (82,590)      (1,036,134)
  Proceeds from notes payable                                                       530,000        1,674,146
  Proceeds from related parties                                                          --          299,878
  Proceeds from factors                                                                  --          116,503
  Proceeds from issuance of common stock                                             51,217          898,088
  Proceeds from issuance of series A preferred stock                                250,000
  Payment on leases                                                                 (20,081)         (25,474)
                                                                                -----------      -----------
   Net Cash Provided By Financing Activities                                        728,546        1,927,007
                                                                                -----------      -----------
   EFFECT OF FOREIGN EXHANGE RATES                                                  (45,122)         (98,302)
   NET INCREASE (DECREASE) IN CASH                                                    9,161           (1,904)
   CASH-BEGINNING OF PERIOD                                                              --           63,162
                                                                                -----------      -----------
   CASH- END OF PERIOD                                                          $     9,161      $    65,066
                                                                                ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                               --        36,945
                                                                              ===========   ===========
  Cash paid for taxes                                                         $        --   $        --
                                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH-INVESTING AND FINANCING ACTIVITIES
  Equipment purchased under capital leases                                    $    28,475   $    33,095
                                                                              -----------   -----------
  Common stock issued to satisfy common stock to be issued                    $   380,000   $        --
                                                                              -----------   -----------
  Common stock issued for acquisitions and investment                         $ 1,081,209   $        --
                                                                              -----------   -----------
  Common and preferred stock issued for the acquisition of Ignition
    Entertainment Ltd.                                                        $        --   $11,949,156
                                                                              -----------   -----------
  Common stock issued for deferred consulting expenses                        $        --   $   250,000
                                                                              -----------   -----------
  Common stock issued for payment of accrued liabilities                      $    48,000   $    31,250
                                                                              -----------   -----------
  Common stock issued for payment of debt and accrued interest thereon        $   658,168   $        --
                                                                              -----------   -----------
  Common stock issued for payment of amounts due to related parties           $   610,325   $   824,869
                                                                              -----------   -----------
  Common stock issued for payment of common stock to be issued for services   $        --   $    15,000
                                                                              -----------   -----------
  Common stock issued for share exchange agreement                            $   240,000   $        --
                                                                              -----------   -----------
  Share subscription receivable for sale of Series B preferred stock          $   250,000   $        --
                                                                              -----------   -----------
  Treasury stock rescinded                                                    $   770,000   $        --
                                                                              -----------   -----------
  Note receivable for sale of SilverBirch Studios Division                    $   749,000   $        --
                                                                              -----------   -----------

  See accompanying notes to these condensed consolidated financials statements

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION

The Condensed Consolidated Financial Statements of ActiveCore Technologies, Inc. and subsidiaries formerly IVP Technology Corporation (the "Company") include the accounts of the parent, ActiveCore Technologies, Inc., (formerly IVP Technology Corporation) incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd. (formerly Springboard Technology Solutions Inc.) and C Comm Network Corporation, both Canadian companies, ActiveCore Technologies UK Limited and Twincentric Limited, both UK companies, Erebus Corporation and ActiveCore Exml Canada Ltd., both inactive companies. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to conduct business in Ontario, Canada.

During 2003, the Company operated two divisions: enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions. The consumer market group developed and published interactive software games designed for video consoles, mobile phones, other handheld devices and websites. At the end of February of 2004, the Company sold certain assets and personnel related to the mobile games business to a privately held Canadian company founded by the Company's former Chief Technology Officer. In the period ended September 30, 2004, there were no activities related to the mobile phone game group in the consumer division (See Note 2). The consumer division also distributed games developed by third parties. Until the end of March of 2003, the Company also produced video games for personal computers and various console gaming platforms.

The Company incorporated a wholly owned subsidiary unit in the United Kingdom on January 15, 2004, for the purpose of marketing various enterprise software products of the Company, as well as certain third party developments for which the Company has entered into licensing agreements. The subsidiary operates as ActiveCore Technologies UK Limited and sells enterprise software throughout the European market.

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

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

t 0 0 (E) USE OF ESTIMATES

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

(G) INCOME (LOSS) PER COMMON SHARE

Basic income or loss per common share is based on net income or loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive for the nine and three months ended September 30, 2003. Common stock equivalents were not included in the calculation of diluted income per share for the nine months and the three months ended September 30, 2004 since the exercise price of all common stock equivalents were greater than the average stock price for the period.

(H) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Financial Statements as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such Condensed Consolidated Financial Statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim Condensed Consolidated Financial Statements should be read in conjunction with that report.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

(I) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative cash flow from operations of $401,125 for the nine months ended September 30, 2004, and has a working capital deficiency of $901,121 at September 30, 2004. The condensed consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

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

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

Upon execution of the sale agreement, the Company issued 50,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, the Company converted all of the 3,500,000 shares of preferred stock to be issued, into 35,000,000 shares of common stock and accelerated the issuance of 15,000,000 shares of common stock to be issued. The issuance of the 50,000,000 shares of common stock in June 2003 relieved the Company's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2002 purchase agreement. The 50,000,000 shares were delivered, in trust, to an independent third party upon the execution of the sale agreement and were subsequently distributed to the former owners in 2004. Following the issuance of the 50,000,000 shares of the Company's common stock, the former shareholders returned 11,000,000 shares of common stock to the Company as proceeds for the sale of Ignition Entertainment Ltd. The 11,000,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement. The 11,000,000 shares were cancelled in February of 2004, and are presented in the accompanying condensed consolidated balance sheet as treasury stock at December 31, 2003.

In connection with the sale agreement, the Company retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. The Company also received an agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter if such titles are converted to mobile games. The Company undertook to pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles if any are distributed by its mobile games division. As of September 30, 2004 and December 31, 2003, the Company did not assign any value to the acquired intellectual property and or to the distribution agreement. This agreement has been assigned to SilverBirch Studios Inc. as part of the sale of assets of the Mobile Games Division described below.

Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. for the period from January 1, 2003 through September 30, 2003.

                                           For the Period
                                              From
                                          January 1, 2003
                                             Through
                                         September 30, 2003
                                            -----------

Revenues, net                               $ 1,087,906
  Cost of sales                                 960,501
                                            -----------
  Gross profit                                  127,405
  Operating expenses                            815,985
                                            -----------
    Loss from discontinued operations          (688,580)
  Other expense                                 (44,543)
                                            -----------
    Net loss from discontinued operations   $  (733,123)
                                            ===========

Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company's cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com (collectively, the "Games Division") to SilverBirch Studios, Inc. The execution date of the agreement was June 9, 2004.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

The purchase price consisted of the following:

(a) A promissory note in the amount of $749,400 ($1,000,000 CDN) payable in 10 installments of $100,000 CDN per month commencing March 31, 2005. The note bears interest at 12% per annum, to be paid on a monthly basis commencing on March 31, 2004. Interest payment on the note was in default at September 30, 2004, and a penalty fee equal to 20% of the interest payment has been added to the interest payment. The note is collateralized by a general security agreement;

(b) The Company will maintain a 5% equity interest in SilverBirch Studios Inc., with participation rights to maintain that 5% ownership rate. The Company determined that the value of the 5% interest is $0;

(c) Under a royalty agreement with a 4-year term commencing on March 1, 2004. SilverBirch will pay the Company a royalty equal to 2% of the gross revenues of SilverBirch, payable on a quarterly basis during the term. The total royalty payments will be capped at a maximum of $1,300,000 CDN. The Company has not received any royalties for the nine months ended September 30, 2004;

(d) a non-exclusive grant of the right to use any games that were in the process of being created by the games division up until the effective date of the sales agreement for use in the Company's direct marketing and advertising operations on the basis of a royalty equal to normal commercial terms less 10%.

The transaction resulted in a gain of $732,800, which has been included in the condensed consolidated statement of operations for the nine months ended September 30, 2004 as a gain on sale of discontinued operations.

Following is a summary of net assets and results of operations of the Games Division as of December 31, 2003 and for the period from January 1, 2004 through February 29, 2004.

                                          As of
                                     December 31, 2003
                                     -----------------
Property and Equipment, net              $ 16,335
                                         --------
Total Assets of Discontinued
Operations                               $ 16,335
                                         ========

                                     For the Period From
                                        January 1, 2004
                                      through February
                                         29, 2004
                                     -----------------
 Salary and Wages                        $130,569
                                         --------
 Net Loss From Discontinued Operations   $130,569
                                         ========

As of September 30, 2004, the Company did not have any net assets from discontinued operations and had a loss from discontinued operations of $129,540 for nine months then ended.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

Several large receivables aggregating $1,117,580 of which $531,000 are due in more than one year were contractually in arrears. However, the Company believes that the amounts are collectible and therefore the revenue recognition criteria are met.

NOTE 4 - OTHER RECEIVABLES

Other receivables, of $189,120 at December 31, 2003, primarily represented advances made to unrelated parties in order to satisfy debts of Ignition Entertainment Ltd. These receivables were collected in full in the first quarter of 2004. Also included in other receivables was $26,611 at December 31, 2003 for an advance made to ePocket, Inc. This advance was repaid in full in February of 2004.

NOTE 5 - ACQUISITION OF C COMM NETWORK CORPORATION

On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation ("C Comm"), a privately held Canadian Corporation, for 30,758,202 shares of the Company's restricted common stock valued at $461,962. The total purchase price of $491,962 also includes $30,000 of other acquisition costs. The number of shares was determined based on the weighted average share price of the Company's common shares for the two trading days before and after the day the Company entered into the terms of the acquisition agreement. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS") No. 141, and accordingly, C Comm's operating results have been included in the Company's consolidated statement of operations from acquisition date through September 30, 2004. The Company acquired net tangible liabilities of $9,823. The excess of the consideration given over the fair value of net assets acquired has been recorded as goodwill of $501,785. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The amount of the consideration paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005, the C Comm shareholders will probably be entitled to an additional allotment of the Company's shares. The amount of this additional allotment of shares will be based a percentage of the amount of revenues generated by C Comm over and above its current sales and the common shares to be allocated to fulfill this achievement bonus will be valued as at the closing value of each quarter in which the increased revenue percentage is earned. C Comm is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations' customers. The Company has commenced marketing C Comm's services under the product name "ActiveCast".

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                  (CONTINUED)
                                   (UNAUDITED)

      The purchase price allocation recorded for the acquisition of C Comm is as follows:

Accounts receivable                                                     $ 17,000
Capital assets                                                             6,000
                                                                        --------
Total assets                                                              23,000
                                                                        --------

Bank debt                                                                 13,000
Accrued liabilities                                                        8,000
Taxes payable                                                             12,000
                                                                        --------
                                                                        --------
Total liabilities assumed                                                 33,000
                                                                        --------

Excess of liabilities assumed over assets acquired                        10,000

Purchase price                                                           462,000
Acquisition - fees and expenses                                           30,000
                                                                        --------
Goodwill                                                                 502,000
                                                                        ========

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of C Comm had been made at the beginning of the 2004 period presented:

                                                              Nine Months Ended
                                                             September 30, 2004
                                                             -------------------

Net sales                                                        $3,140,858
Net income                                                       $  604,047
Basic and diluted income per share                               $     0.00

NOTE 6 - ACQUISITION OF TWINCENTIC LIMITED

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

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

The purchase price allocation recorded for the acquisition of Twincentric Limited is as follows:

Accounts receivable                                                     $ 22,000
Other receivables and prepayments                                         31,000
Capital assets                                                            26,000
                                                                        --------
Total assets                                                              79,000
                                                                        --------

Bank debt                                                                208,000
Accounts payable                                                          58,000
Taxes payable                                                            128,000
Other payables                                                           230,000
                                                                        --------
Total liabilities assumed                                                624,000
                                                                        --------
Excess of liabilities assumed over assets acquired                       545,000
Purchase price                                                           379,000
Acquisition - related fees and expenses                                   50,000
                                                                        --------
Goodwill                                                                $974,000
                                                                        ========

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Twincentric had been made at the beginning of the 2004 period presented:

                                                              Nine Months Ended
                                                              September 30, 2004
                                                              ------------------
Net sales                                                         $ 3,153,150
Net loss                                                          $   399,798
Basic and diluted loss per share                                  $     (0.00)

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                  (CONTINUED)
                                   (UNAUDITED)

NOTE 7 - OTHER ACQUISITIONS

On September 20, 2003, the Company issued 6,472,492 shares of common stock in connection with the acquisition of the data integration division of SCI
Healthcare Group. The shares were valued based on the closing price of the Company's common stock on September 18, 2003 the contracted determination date, which represented $200,000. Additional consideration of $175,000 was given in the form of a promissory note. There is a further provision to allow for the increase or reduction of a percentage of the issued shares if certain gross revenue targets are not met after one year from the acquisition date. As a result of targets not met, 1,941,747 shares which has an issue value of $60,000 is to be returned. Goodwill resulted in the acquisition has been reduced by $60,000 in the quarter ended September 30, 2004. The shares are being held in trust by the seller's counsel. The Company allocated the purchase price between goodwill ($100,000) and customer list ($275,000). The customer list is being amortized over a term of three years based on the tenure and cancelability of existing contracts. Amortization for the nine months ended September 30, 2004 was $91,667.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of the data integration division of SCI Healthcare Group had been made at the beginning of 2003:

                                                         Nine Months Ended
                                                         September 30, 2003
                                                         ------------------

Net sales                                                     $ 802,479
Net loss                                                      $(946,869)
Basic and diluted loss per share                              $   (0.01)

NOTE 8- SHARE SUBSCRIPTION RECEIVABLE

On September 29, 2004 the Company entered into a share call or option agreement ("Lock up" Agreement) with 1543772 Ontario Inc. which would allow the Company at its option to acquire 8,000,000 common shares of Infolink Technologies Limited, a company which is listed on the Toronto Venture Exchange under the symbol IFL-X, in exchange for 16,000,000 restricted shares of the Company. The 16,000,000 common shares have been issued but are being held in by the Company in safekeeping and will be exchanged only if the Company makes a bid for or makes another arrangement with the majority of the shareholders of Infolink to acquire Infolink. There are a number of court proceedings between minority shareholders of Infolink and its current board of directors and management which makes any assessment of the likelihood of reaching agreement with a majority of the shareholders difficult. There are 34,770,000 common shares of Infolink outstanding. The Ontario Securities Commission has "halt traded" Infolink's shares which last traded at $0.03 Canadian dollars. 1543772 Ontario Inc. is controlled by a consultant to the Company. It is the opinion of the Company that the existence of this option agreement does not constitute a de facto condition whereby a bid for the majority of the shares must be made under the rules of the Ontario Securities Commission. The 16,000,000 shares issued are valued at $240,000 and the share subscription receivable is classified as a contra-equity account in the shareholder's equity section of the condensed consolidated balance sheet at September 30, 2004.

NOTE 9- DUE FROM RELATED PARTIES

The balance due from related parties of $7,915 has been included in prepaid expense and other current assets in the accompanying condensed consolidated balance sheet at September 30, 2004. This amount represents a prepayment by the Company for officers' salaries and expenses. This balance is short-term in nature and will be expensed in the fourth quarter of 2004.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(A) ActiveCore Technologies Limited, the Canadian subsidiary, has a liability to the Canada Customs and Revenue Agency ("CCRA") for un-remitted payroll taxes, in the approximate amount of $410,000, which is comprised of $327,000 for current payroll taxes and penalties, and $83,000 from a December 31, 2002 CCRA audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The

Company has accrued these  liabilities  together with  appropriate  interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying condensed consolidated balance sheets at September 30, 2004 and December 31, 2003. An aggressive collection effort by the CCRA could have a significant negative effect on the Company's operations in one of its Canadian subsidiaries. The board of directors of the subsidiary is in negotiation with the CCRA to develop a repayment program which will reduce the liability over time and which may shift the liability to the directors and away from the company.

(B) On January 13, 2002, the Company canceled its "Power Audit" software distribution agreement with the licensor. In January of 2003, the licensor commenced a proceeding in Ontario, Canada against the Company which was placed into abeyance and then revived in August of 2003 alleging that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract. The licensor has claimed punitive and exemplary damages of Canadian $4,000,000 and $1,000,000, respectively. The Company has retained legal counsel to defend itself on the basis that the Company believes there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

Compulsory mediation has occurred in the case and no settlement was offered or agreement was arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter sue for the return of all proceeds paid to the licensor during the period of time between 1999 and 2001. It is the Company's view that the case filed by the licensor is frivolous, however, the action is moving forward with a pre-trial hearing set for early January 2005 the outcome of which is not known at this time. No allocation for any contingent liability has been made in the Company's Condensed Consolidated Financial Statements for the punitive and exemplary damages; however, it has maintained in it current accounts payables approximately $226,000 as owing to the licensor. In January of 2003, the Company also committed to issue to the licensor, 100,000 shares of freely tradable common stock. The shares were valued by the Company at $0.18 per share based on the closing market price of the common stock at the commitment date. The total value of $18,000 is included in current liabilities in the accompanying condensed consolidated balance sheets at September 30, 2004 and September 31, 2003.

(C) On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("Reset Date"), the 350,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the Reset Date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $0.1487 per share. The Company is obligated to issue an additional 3,028,378 common shares to the consultant as an additional fee. In March of 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company has engaged legal counsel to vigorously defend itself against the claim. On May 3, 2004, the Company responded to the Complaint by filling a motion to compel arbitration. The Superior Court granted the Company's motion by order dated May 27, 2004. The consultant filed a Demand for Arbitration with the American Arbitration Association on or about June 9, 2004. Arbitration proceedings are expected to begin in April 2005. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accruals for this matter in the accompanying consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                  (CONTINUED)
                                   (UNAUDITED)

(D) During July of 2004, the Company was named as a co-defendant in a motion brought by a Canadian based company and several of its officers that competes with ActiveCore alleging that ActiveCore had misappropriated certain customer lists and other property of this company and amongst other things, unfairly competes against this company. An action has been commenced by the plaintiff to pursue the motion and the Company believes that the motion and action were brought to deflect attention from the original action against several officers of the plaintiff by several of the plaintiff company's minority shareholders. The Company believes that there is no basis for the motion and that eventually the plaintiff's board, officers and shareholders will resolve their internal issues and the action will be dropped. The Company intends to vigorously defend against the action.

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

NOTE 11- NOTES AND BANK LOANS PAYABLE

On June 14, 2004, the Company obtained a loan of $60,000 from Cornell Capital Partners, L.P. As of September 30, 2004, this loan has been fully repaid.

On September 30, 2004, the Company reached an agreement with the IBEW to convert a $500,000 term loan made to one of its Canadian subsidiaries into convertible redeemable preferred shares (series C) and agreed to issue 4,746,118 restricted common shares to pay accrued interest for the period from August 1, 2003 to September 30, 2004. See note 12 and 14 for additional details.

On August 17, 2004 one of the Company's Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank's prime rate plus 3%. As of September 30, 2004 the bank's prime rate was 3.75%, and the Company owed the bank $171,209 USD.

NOTE 12 - STOCKHOLDER'S EQUITY

PREFERRED SHARES:

The Company has issued or committed to issue 3 Series of Preferred shares:

Series A and B Par Value $.001 $250,000 and $250,000 respectively: The Series A and B convertible preferred stock have been classified as equity in the September 30, 2004 financials. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.03 (for B, $0.06) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. On September 14, 2004, the Company issued 8,333,333 series A and 4,167,667 Series B preferred shares which had a purchase price of $.03 and $.06 respectively. Each preferred share is convertible into a one common share at any time prior to five years from the date of issuance. The Company may force conversion of the preferred shares if the trading price of the Series A and B shares exceed $.20 for 30 days. The preferred shares will be paid a dividend at the rate of 10% per annum.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                  (CONTINUED)
                                   (UNAUDITED)

Series C $500,000: The series C convertible preferred shares that convert the IBEW debt are classified as a liability in the September 30, 2004 balance sheet. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with the characteristics of both Liabilities and Equity, the series C preferred shares are considered a "mandatorily redeemable financial instrument". SFAS No. 150 requires that a financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event certain to occur.

The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares with have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. The dividends may be paid in cash or in the form of common shares. The dividend calculation will begin on October 1, 2004.

As of September 30, 2004, the series C convertible preferred stock has not yet been issued and $93,750 has been classified as a current liability and $406,250 is classified as a long term liability in the condensed consolidated balance sheet as September 30, 2004.

COMMON SHARES

During the nine months ended September 30, 2004, the Company issued 35,133,845 shares of common stock to Cornell Capital Partners in exchange for $584,180 under the Equity Line of Credit Agreement. Of the amount, $226,911 was applied against the original $1,000,000 promissory note payable and $310,001 was used to repay three separate notes that were issued in January of 2004 to Cornell Capital Partners. Also, $47,268 was applied against interest due on the original $1,000,000 promissory note payable.

Pursuant to an agreement reached between a long-term debt holder and the Company, the board of directors approved the issuance of 3,559,520 restricted shares of common stock aggregating $88,988 for the settlement of the principal and accrued interest through February 23, 2004. The shares were valued at $0.025 per share based on the closing market price of the common stock on the settlement date. During the nine months ended September 30, 2004, the Company issued 11,300,000 restricted shares to various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.012 to $0.028 per share or an aggregate of $211,700, representing the closing market value of the Company's common stock on the dates of issue. During the nine months ended September 30, 2004, the Company issued 66,036,267 restricted shares of common stock to two directors and an officer of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. The values assigned to the common stock ranged from $0.012 to $0.024 per share, or an aggregate of $990,325 representing the market value on the dates of grant. At December 31, 2003, $380,000 of this amount was included in the equity section of the condensed consolidated balance sheet as common stock to be issued.

On February 20, 2004, pursuant to an agreement reached between a trade creditor and the Company, the board of directors approved the issuance of 2,000,000 restricted shares of common stock aggregating $48,000 for settlement of a $50,000 liability. These shares were issued on February 20, 2004 and were valued at $0.024 per share based on the closing market price of the common stock on the issuance date.

On February 20, 2004, the board of directors authorized the issuance of 5,000,000 restricted shares valued at $0.024 to a consultant which shares will be earned over the following 12 months.

t 0 0 On July 12, 2004, the board of directors authorized the issuance of 666,000 restricted shares of common stock for the purchase of a limited source code license for certain software for a value of $10,000. The software is to be used by C Comm Network Corporation. These shares were issued on September 29, 2004.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                   (CONTINUED)
                                   (UNAUDITED)

On September 29, 2004, the Company sold 4,000,000 restricted shares of common stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of
0.018 cents to expire on November 30, 2005.

On September 30, 2004, the Board of Directors authorized the issuance of 4,746,118 restricted common shares to the International Brotherhood of Electrical workers in payment of accrued interest of $70,192 to September 30, 2004 on the $500,000 term debt previously held against one of the Company's Canadian subsidiaries. This amount is classified as common stock to be issued in the equity section of the condensed consolidated financial statements at September 30, 2004. Also, see Notes 5, 6, 7, and 13 for additional stock transactions.

NOTE 13 - AGREEMENTS

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

(B) CONSULTING AGREEMENTS

On January 26, 2004, the Company entered into a consulting agreement with an unrelated company to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004, the Company issued 5,000,000 restricted shares to the consultant. These shares were valued at $0.024 per share, or an aggregate of $120,000 representing the closing bid price at the date of issue. During the three months ended September 30, 2004, the Company entered into a consulting agreement with the same unrelated company to assist in locating and negotiating several prospective merger candidates as well as to assist in sales activities to large customers. The company issued 12,000,000 restricted shares valued at $0.015 for a total consideration of $180,000 which will be earned over the next twelve months.

On August 1, 2004, the Company entered into a consulting agreement with Yvan Coessens for the management of investors relations. On September 29, 2004 the company issued 150,000 restricted shares valued at $0.015 for total consideration of $2,250.

On September 8, 2004 the Company entered into a consulting agreement with 1582579 Ontario Limited to provide sales, strategic and acquisition services for the Company. On September 29, 2004 1582579 Ontario Limited was issued 12,000,000 restricted common shares valued at $.015 or $180,000 which will be earned over the next 12 months.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004
                                  (CONTINUED)
                                   (UNAUDITED)

NOTE 14 - SUBSEQUENT EVENTS

On November 8, 2004 the Company issued 4,746,118 restricted common shares to the International Brotherhood of Electrical workers in payment of accrued interest to September 30, 2004 on the $500,000 term debt previously held against one of the Company's Canadian subsidiaries.

On November 29, 2004 the Company held its annual shareholders meeting at which a resolution was passed to approve the change of the Company's name from IVP
Technology Corporation to ActiveCore Technologies, Inc. At the same meeting shareholders voted to change the Company's charter to enable the Board of Directors to effect a reverse split or split in the Company's common shares at a time of its choosing provided that at no time shall the number of outstanding common shares exceed 500,000,000 common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) the Company's projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry, (d) the Company's future financing plans, (e) the Company's anticipated needs for working capital, (f) the Company's lack of operational experience, and (g) the benefits related to ownership of the Company's common stock. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

      ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) ("ActiveCore" or the "Company") is a Nevada registered Company with its head office in Toronto, Ontario, Canada, and operations in Tampa, Florida and Witney, UK. The Company operates within the enterprise software and services market in a sector which has been described by information technology ("IT") industry analyst Gartner Group as that group of vendors of software and services that sell and install "Smart Enterprise Suites" and related products.

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

      In the Company's ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding clients as a result of the sales team that the Company acquired as a result of the C Comm acquisition. This division has generated revenue and substantial margins. We expect revenue to increase throughout the remainder of 2004. The Company foresees growth in this section of the Company's business. During the quarter ended September 30, 2004 the Company continued to make relatively large investments in equipment and new staff in this area of the business and the Company expects that during the third and fourth quarters of 2004, revenues should continue to increase.

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

      On May 6, 2004, the Company entered into a Stock Purchase Agreement with C Comm Network Corporation, an Ontario corporation. Under the terms of the Stock Purchase Agreement, the Company purchased all of the outstanding shares of capital stock of C Comm from the shareholders for $461,962. The amount of consideration paid for the shares of C Comm stock was satisfied by the issuance of 30,758,202 restricted common shares of the Company. The amount of the consideration to be paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two previous fiscal years ended
September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005, the C Comm shareholders will probably be entitled to an additional allotment of shares of the Company's common stock which amount will be determined by growth in revenues and the price of the Company's common stock. The amount of this additional allotment of shares will be based on the amount of revenues generated by C Comm over and above its current sales levels.

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

GOING CONCERN

      The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has income from operations of $600,863 for the three months ended September 30, 2004. The company incurred negative cash flow from operations of $401,125 for the nine months ended September 30, 2004, and has a working capital deficiency of $901,121 at September 30, 2004 which is a significant improvement from December 31, 2003. However, there is no guarantee that the Company will continue as a going concern and will not still incur a going concern note as at December 31, 2004. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

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

      (A) PRINCIPLES OF CONSOLIDATION

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

      (B) BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements are expressed in United States dollars and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the U.S.

      (C) FOREIGN CURRENCY TRANSACTIONS

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

      (D) USE OF ESTIMATES

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

      (E) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      (F) PROFIT (LOSS) PER COMMON SHARE

      Basic income or loss per common share is based on net income or loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive for the nine amd three months ended September 30,. Common stock equivalents were not included in the calculation of diluted income per share for the nine and three months ended September 30, 2004 since the exercise price of all common stock equivalents were greater than the average stock price for the period.

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

REVENUES

      During the three months ended September 30, 2004, the Company generated $1,694,452 in revenue from the sale of products and services versus $124,767 in revenue from product and services in the same three month period ended September 30, 2003. From a revenue source perspective, in the third quarter of fiscal year 2004, sales of software products accounted for approximately 75% of sales and approximately 25% of revenues were service related. In the three months ended September 30, 2003, $124,767 of revenue was generated from services work and product installation chiefly by the Company's MDI group. In both three month periods ended September 30, 2004 and 2003 there were no discontinued operations, the Company accounted for the divestiture of Ignition Entertainment Ltd. as discontinued operations with effect from April 1, 2003. No revenue from Ignition UK was included in the results for the three months ended September 30, 2003. During the third quarter of 2003, revenue from the MDI group was down substantially from what was expected as a result of the SARS outbreak in Toronto which constrained revenue earning opportunities within existing hospital contracts and in terms of expansion of operations to other health care units in the U.S. and Canada primarily due to restrictions on travel and a general apprehension over SARS amongst various health care facilities.

COST OF SALES

      Cost of sales for the three month period ended September 30, 2004 was $310,608, which consisted of wages paid to consulting services staff, third party royalty charges, distribution costs and amortization of acquisition costs of the MDI customer list and for the Company's acquisition of the source code to XML Connector. In the period ended September 30, 2003, cost of sales was $113,945 and consisted of the same cost elements. The principal cost of sales items in the third quarter of 2003 consisted of amortization of the Classifier software license and the SCI customer list of $92,983. As a result of the cost of sales components elaborated above, the September 30, 2004 three month period led to a positive gross margin of $1,383,844 versus a negative gross margin of $10,822 in the three months ended September 30, 2003. This trend towards positive gross margins is expected to continue as the Company expands its software sales efforts in the U.S., Europe and other regions.

OPERATING EXPENSES

      Total operating expenses for the three months ended September 30, 2004 were $809,176 versus $720,614 in the three months ended September 30, 2003. After expenses, the Company recognized income from operations of $574,668 in the three months ended September 30, 2004 versus a loss from operations of $709,792 in the same quarter ended September 30, 2003.

      The largest components of third quarter 2004 fiscal year expenses and of third quarter fiscal year 2003 operating expenses were related to salaries and wages stock based compensation, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

      In the three months ended September 30, 2004, the Company expended $393,033 in salaries and wages versus $270,095 in the three months ended September 30, 2003. In the 2004 third quarter period, staff counts were higher as a result of the acquisition of C Comm Network Corporation, Twincentric Limited and the hiring of new staff in the corporate broadcasting/ActiveCast division. In the three months ended September 30, 2003, most of the wage costs were incurred in the Company's Canadian office as none of the other acquisitions had been completed and the Company acquired the Company's U.S. MDI Solutions staff in the month of September 2003. Salaries and wages in both periods represent the cost of developers, administration and sales and marketing staff except for certain contractors who are shown as consulting costs. Salaries and wages include full costs of all group insurance and various government withholding tax and benefit programs.

      In the three months ended September 30, 2004, the Company incurred costs of $52,982 related to the pro rata amortization of employee and consultant stock issuances for bonuses, stock incentives and regular compensation. In the quarter ended September 30, 2003, the Company incurred stock compensation expense of $37,500.

      Consulting fees for the three months ending September 30, 2004 were $35,215 versus $119,044 in the third quarter ended September 30, 2003. Certain consultants who were paid in 2003 were not engaged by the Company in the most recent quarter.

      Legal and accounting expenses for the three months ended September 30, 2004 were $95,026, which was higher than the $60,335 recorded in the three months ended September 30, 2003. The expenses incurred in the third quarter reflect in part the ongoing legal costs associated with actions by Orchestral and Infolink and to a certain extent acquisition costs.

      For the three months ended September 30, 2004, the Company incurred general and administrative expenses of $191,738 as opposed to $170,540 in the quarter ended September 30, 2003. During the third quarter of 2004, the Company employed a consultant to assist with financials and other SEC related tasks. In the third quarter ended September 30, 2003, the largest component of general and administrative expenses was a write-down of commitment fees on the Equity Line of Credit with Cornell Capital Partners, and the cost associated with the retention of Hawk Associates as the Company's investor relations firm. Hawk had been retained at a rate of $7,000 per month.

      In the quarter ended September 30, 2004, the Company incurred depreciation charges of $28,263 on equipment versus $9,656 in the quarter ended September 30, 2003. These charges were related to primarily computer equipment and other depreciable assets in use in the Company's offices in Canada and the UK.

OTHER INCOME/EXPENSES

      In the quarter ended September 30, 2004, the Company recorded interest received of $25,480 in interest from the secured promissory note that resulted from the divesture of SilverBirch Studios. In the corresponding quarter ended September 30, 2003, the Company earned $nil from bank sources.

      In the quarter ended September 30, 2004, the Company expended $36,911 in financial interest which was significantly lower than the $88,673 expensed in the third quarter ended September 30, 2003. In the second quarter ended September 30, 2003 the Company incurred imputed interest charges related to the Equity Line of Credit with Cornell Capital Partners and interest costs on the Berra term loans.

      Foreign exchange gains were $37,626 in the third quarter ended September 30, 2004 versus a gain of $43,821 in the third quarter ended September 30, 2003 as a result of the decline of the U.S. dollar in terms of the UK pound and the Canadian dollar.

INCOME (LOSS) FROM OPERATIONS

      As a result of the items specified above, the Company had income from operations of $600,863 versus a loss of $754,644 in the third quarter ended September 30, 2003. This is the second consecutive quarter of income from operations for the Company. We anticipate that the Company will be able to maintain positive results from operations going forward.

DISCONTINUED OPERATIONS

      In the quarter ended September 30, 2004, the Company recorded a small gain on discontinued operations of $512 related to adjustments to the sales price on the divestiture of SilverBirch Studios. In the third quarter ended September 30, 2003, the Company recorded no gain or loss on discontinued operations.

NET INCOME

      As a result of the adjustment to the divestiture price of SilverBirch Studios of $512 and the profit on operations, the Company recorded net income of $601,375 in the third quarter of 2004 versus a net loss of $754,644 for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the earnings per share was $0.0013 or rounded down to $0.00 versus earnings per share of ($0.00) in the quarter ended September 30, 2003.

      RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2003

REVENUES

      During the nine months ended September 30, 2004, the Company generated $2,994,479 in revenue from the sale of products and services versus $355,776 in revenue from product and services in the same nine month period ended September 30, 2003. From a revenue source perspective, in the nine months of fiscal year 2004, sales of software products accounted for approximately 75% of sales and approximately 25% of revenues were services related. In the nine months ended September 30, 2003, all of the revenue was generated from services work and product installation chiefly by the Company's MDI group. In the nine month period ended September 30, 2004, the Company accounted for the discontinued operations of Silverbirch Studios operations on February 29, 2004, whereas in the nine months ended September 30, 2003, the Company accounted for the divestiture of Ignition Entertainment Ltd. as discontinued operations with effect from April 1, 2003. No revenue from Ignition UK was included in the results for the nine months ended September 30, 2003, and there was no revenue from Silverbrich Studios in the period ended September 30, 2004. During the third quarter of 2003, revenue from the MDI group was down substantially from what was expected as a result of the SARS outbreak in Toronto, which constrained revenue earning opportunities within existing hospital contracts and in terms of expansion of operations to other health care units in the U.S. and Canada primarily due to restrictions on travel and a general apprehension over SARS amongst various healthcare facilities.

COST OF SALES

      Cost of sales for the nine month period ended September 30, 2004 was $709,215, which consisted of wages paid to consulting services staff, third party royalty charges, distribution costs and amortization of acquisition costs of the MDI customer list and for the Company's acquisition of the source code to XML Connector. In the period ended September 30, 2003, cost of sales was $401,065. The principal cost of sales items in the nine months of 2003 consisted of amortization of the Classifier software license of $89,202 and third party product costs. As a result of the cost of sales components elaborated above, the September 30, 2004 nine month period led to a positive gross margin of $2,285,264 versus a negative gross margin of $45,289 in the nine months ended September 30, 2003. This trend towards positive gross margins is expected to continue as the Company expands its software and services sales efforts in the U.S. and Europe.

OPERATING EXPENSES

      Total operating expenses for the nine months ended September 30, 2004 were $2,302,905 versus $2,303,219 in the nine months ended September 30, 2003. After expenses, the Company recognized a slight loss on operations of $17,641 in the nine months ended September 30, 2004 versus a loss from operations of $2,348,508 in the nine months ended September 30, 2003.

      The largest components of nine months fiscal 2004 expenses and for the equivalent period in the 2003 fiscal year operating expenses were related to salaries and wages, stock based compensation, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

      In the nine months ended September 30, 2004, the Company expended $1,039,207 in salaries and wages versus $506,069 in the nine months ended September 30, 2003. In the 2004 period, staff counts were higher as a result of the acquisition of C Comm Network Corporation, Twincentric Limited and the hiring of new staff in the corporate broadcasting/ActiveCast division. In the nine months ended September 30, 2003, all of the wage costs were incurred in the Company's Canadian office as none of the other acquisitions had been completed and the Company had just acquired the Company's U.S. MDI Solutions staff.
Salaries and wages in both periods represent the cost of developers, administration and sales and marketing staff except for certain contractors who are shown as consulting costs. Salaries and wages include costs of all group insurance and various government programs.

      In the nine months ended September 30, 2004, the Company incurred costs of $167,988 related to the pro rata amortization of employee and consultant stock issuances for bonuses, stock incentives and regular compensation. In the nine months ended September 30, 2003, the Company incurred stock compensation expense of $618,080, which included $540,000 expensed due to the acceleration of release of 20,000,000 shares that were formerly part of the acquisition terms of ITM in September 2001. Under the original ITM purchase agreement, stock was to be released to the managers of ITM as sales revenue targets were met. At the time the original agreement was made, it was anticipated by both the former directors of the Company and the owners of ITM that the stock issued in exchange for ITM acquisition would be valued as at the date of the agreement and accounted for as a large goodwill value on the balance sheet. However, during the Company's prolonged initial Form SB-2 approval process, it was determined that the common stock needed to be accounted for as at the quarter end in the each of the quarters where the original sales revenue targets were achieved. In practice, this meant that regardless of how successful the Company was in achieving increased sales, and regardless of how well the share price responded to the increased revenue, the Company was likely to record large losses based on the valuation of the share releases at the time the revenues were recognized. In addition, the recording of higher share compensation values was acting as a disincentive for management since management were likely to be taxed on the increased value of the stock received as it was being recognized as income rather than a one time capital gain over the original purchase price of the equity purchase in ITM. The other stock based compensation included in the September 30, 2003 figures consisted of payments of $63,500 related to director's fees for the 2003 year.

      Consulting fees for the nine months ending September 30, 2004 were $197,179 versus $212,974 in the nine months ended September 30, 2003 and reflect the cost of several contractors who are paid as consultants in the ActiveCast and other divisions.

      Legal and accounting expenses for the nine months ended September 30, 2004 were $258,481, which was marginally higher than the $214,209 recorded in the nine months ended September 30, 2003. Costs related to several legal actions have pushed legal expenses slightly higher and this trend is expected to continue until such time as the company successfully prevails over various parties.

      Management fees in the nine months ended September 30, 2004 were $10,257 which was reduced from the $120,688 in the nine months ended September 30, 2003. In the nine months ended September 2003 the fees included costs for several officers whereas in the nine months ended September 30, 2004 the costs included only one person who is providing assistance in accounting and internal systems review related to SOX 404 compliance.

      For the nine months ended September 30, 2004, the Company incurred general and administrative expenses of $584,554 as compared to $562,907 in the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company relocated the Company's Canadian offices from 2275 Lakeshore Boulevard and took on additional space at 156 Front Street West, Toronto. In addition, the Company also moved the Company's UK offices from London to Witney to merge the Company's UK office into Twincentric's space. In the nine months ended September 30, 2003, the largest component of general and administrative expenses was a write-down of commitment fees on the Equity Line of Credit with Cornell Capital Partners and the cost associated with the retention of Hawk Associates as the company's investor relations firm. Hawk had been retained at a rate of $7,000 per month in addition to a one-time 2,000,000 unregistered stock grant which was expensed during the second quarter of 2003.

      In the nine months ended September 30, 2004, the Company incurred depreciation charges of $34,947 on equipment versus $28,378 in the nine months ended September 30, 2003. These charges were related to primarily computer equipment in use in the Company's offices in Canada and the UK.

INCOME (LOSS) FROM OPERATIONS

      As a result of the items specified above, the Company improved its operational results for the nine months ended September 30, 2004 with a minor loss on operations of $17,641 versus a loss from operations of $2,348,508 in the nine months ended September 30, 2003.

OTHER INCOME/EXPENSES

      In the nine months ended September 30, 2004, the Company earned $55,456 in interest from the secured promissory note that resulted from the divesture of SilverBirch Studios and gained $2,000 from the conversion of a trade debt to equity. In the corresponding period ended September 30, 2003, the Company earned $6,497 from bank sources and $nil from sources other than foreign exchange adjustments.

      In the nine months ended September 30, 2004, the Company expended $91,887 in financial interest which was significantly lower than the $315,803 expensed in the first nine months of fiscal 2003. In the nine months ended September 30, 2003, the Company incurred imputed interest charges related to the Equity Line of Credit with Cornell Capital Partners, and interest costs on the Berra term loan whereas the interest in the first nine months of 2004 primarily consisted of interest accrued on the IBEW loan which has been paid by way of a issuance of common shares and the debt has been converted to redeemable preferred shares.

      Foreign exchange gains were $19,695 in the first nine months ended September 30, 2004 versus a gain of $57,895 in the first nine months of fiscal 2003 as a result of the decline of the U.S. dollar in terms of the UK pound and the Canadian dollar.

DISCONTINUED OPERATIONS

      In the nine months ended September 30, 2004, the Company recorded a loss from discontinued operations of $129,540 related to operations of SilverBirch Studios which was offset by a gain of $732,800 from the sale. In the nine months ended September 30, 2003, the Company recorded a net loss from discontinued operations from the sale of Ignition Entertainment Limited of $733,123 which was offset by a gain of $2,396,009 from the sale.

      As a result of the sale of the discontinued operations in both nine month periods, the Company recorded income from discontinued operations of $603,259 and $1,662,886 respectively in the 2004 and 2003 periods.

NET INCOME

      The Company had a net income of $570,882 for the full nine month period in 2004 versus a loss for the full nine month period in 2003 of $937,033. For the nine month period ended September 30, 2004, the earnings per share based on the weighted average shares outstanding for the period of 387,810,403 were approximately $0.0015 rounded down to $0.00 and were (0.01) for the period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to December 31, 2001, the Company financed its operations through a combination of convertible securities and the private placement of shares. In the fiscal year ended December 31, 2003, the Company entered into or continued several financing arrangements. These included the Equity Line of Credit with Cornell Capital Partners for $10,000,000 and a term debt of $500,000 at the Canadian subsidiary level with a trade union which has subsequently been converted into a convertible, redeemable preferred share issue. The Company's primary need for cash is to fund ongoing operations and to defray the cost of remaining a public company until such time that the Company's profitability and cash flow is sufficient to fund ongoing growth in the Company's operations.

      At September 30, 2004, the Company's need for cash included satisfying $2,647,314 of current liabilities, which consisted of accounts payable of $952,685 (of which $226,824 is recorded as owing to Orchestral Corporation and is not likely to require payout), bank indebtedness in various operating loans of $211,793, $315,965 of accrued liabilities, taxes payable of $777,496, current lease obligations of $14,935, the current portion of notes payable, including accrued interest of $139,951, indebtedness to related parties of $7,915 and other current liabilities of $19,880. In addition we have liabilities for common stock and preferred shares to be issued of $88,192 and $93,750 respectively. At September 30, 2004, the Company had a working capital deficiency of $901,121.

      Our ability to continue as a going concern is dependent on the Company's ability to raise additional bank, convertible preferred shares or convertible debt, equity capital or access capital under the Equity Line of Credit with Cornell Capital Partners, and implementation of the Company's business plan to market and sell the Company's various enterprise software products and services. At September 30, 2004, the Company had $9,161cash on hand. In addition, at quarter end, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. Throughout the fiscal year ended December 31, 2003, certain management shareholders injected approximately $1,279,000 in to the Company to assist with working capital. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

      During fiscal year 2003, the Company received cash from Cornell Capital Partners in the form of promissory notes. In total, $970,000 of proceeds were received from the issuance of promissory notes net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. During the nine months end September 30, 2004, the Company repaid all of these promissory notes.

      t 6 0 In April of 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10,000,000. On February 14, 2003, a Form SB-2 that was filed by the Company was declared effective by the Securities Exchange Commission, and on December 19, 2003, an additional Form SB-2 was declared effective. Under the terms of the Equity Line of Credit Agreement, the Company may provide notice to Cornell Capital Partners and Cornell Capital Partners will purchase from the Company shares equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $425,000 in any 30-day period. Cornell Capital Partners is entitled to retain 3% of each advance. In April of 2002, the Company paid Cornell Capital Partners a one-time fee equal to $330,000, paid in the form of 3,032,000 shares of common stock. In addition, the Company entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 100,000 shares of the Company's common stock, which were valued at $0.20 per share, or an aggregate of $20,000, on the date of issuance. The Company agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 1,040,000 shares of common stock.

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $2,000,000, which would include the satisfaction of current liabilities of $2,647,314. As of September 30, 2004, the Company improved its net working capital deficiency from $1,085,992 at June 30, 2004 to a deficiency of $901,121. This improving trend is expected to continue. The Company anticipates that its cash needs over the next 12 months will come primarily from a combination of term debt, sale of convertible preferred shares, equipment loans and leases for expansion purposes, proceeds from the sale of assets, profits, operating credit lines, and term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, and/or the sale of equity under the Equity Line of Credit Agreement with Cornell Capital Partners. Draw downs under the Equity Line of Credit with Cornell Capital Partners may cause the share price to decline in value unless buyers are present to take up the supply of new shares entering the market.

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

      During the nine months ended September 30, 2004, the Company made a total advances under the Equity Line of Credit equaling $673,168 issuing a total of 38,692,545 shares of common stock. The proceeds were used to pay principal interest due under promissory notes issued to Cornell Capital Partners.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

      Cash on the condensed consolidated balance sheet increased from nil in the period ended December 31, 2003 to $9,161 at September 30, 2004.

NET CASH USED IN OPERATING ACTIVITIES

      For the nine months ended September 30, 2004, the Net Cash used in operating activities was $401,125 versus $1,722,712 in the nine month period ended September 30, 2003. In the nine months ended on September 30, 2004, cash used in operating activities consisted primarily of depreciation and amortization of $387,585, an increase in taxes payable of $336,444, an increase in accounts receivable of $1,947,413, a decrease in other assets of $121,417, an increase in accounts payable of $115,738, and an increase in accrued liabilities of $80,948. Also, there was a net gain from discontinued operations of $732,800 and non-cash activities of $238,738 for stock issued for compensation and other services. In the nine months ended September 30, 2003, the cash used in operating activities consisted primarily of a net loss of $937,033, plus the costs of stock issued of $705,801, and non-cash activities of $564,198 for depreciation and amortization. Both periods reflected discontinued operations.

NET CASH FROM INVESTING ACTIVITIES

      Net cash used in investing activities was $273,138 for the purchase of fixed assets in the period ended September 30, 2004 versus $104,089 in the nine months ended September 30, 2003.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $728,546 in the nine months ended September 30, 2004 versus $1,927,007 in the nine months ended September 30, 2003. In the nine months ended September 30, 2004, the Company repaid $82,590 and received $530,000 from a bank term loan and in new notes payable. In the nine months ended September 30, 2003, the Company received from related parties $299,878, received proceeds of $898,088 from the issuance of stock, and paid against leases $25,474 versus $20,081 in the most recent nine month period.

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

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      In March of 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. During the quarter ended September 30, 2004 the action was withdrawn and the Company and Mr. Cassidy agreed to enter into arbitration on the matter and this is now in process with the arbitration board currently being established. Arbitration is expected to begin in April 2005. No contingent liability has been allocated for any eventual loss on the action.

      Pursuant to Rule 405 promulgated under the Securities Act of 1933, as amended, the Company believes that Mr. Cassidy may be deemed to be a "promoter" of the Company. The Company has no ongoing business relationship with Mr. Cassidy and he is not employed by the Company in any manner.

ORCHESTRAL CORPORATION

      Orchestral Corporation commenced a proceeding in Ontario court in January of 2003, which was subsequently placed into abeyance, then revived in August of 2003, against the Company and its Canadian subsidiary, ActiveCore Limited (formerly Springboard Technologies Inc.) to the effect that they had infringed upon the copyright that Orchestral maintained in PowerAudit and further that the Company had breached the distribution contract between Orchestral and the Company with respect to termination and non-payment of support costs with regard to the distribution of Power Audit. Orchestral has claimed punitive and exemplary damages of Canadian $4,000,000 and Canadian $1,000,000, respectively. The Company has retained the law firm of LeDrew Laishley and Reed to defend itself on the basis that the Company believes that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

      Compulsory mediation has occurred in the case and no settlement was offered or agreement was arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. In the Company's view, the case filed by Orchestral is frivolous, however the action is moving forward with a pre-trial hearing set for early January 2005 the outcome of which is not known at this time. No allocation for any continent liability has been made on the Company's financial statements for the punitive and exemplary damages however it has maintained in it current payables an amount of approximately $226,000 as owing to Orchestral.

CESAR CORREIA AND INFOLINK TECHNOLOGIES LTD.

      From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd. a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink with a reduced salary. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

      The Company is not presently a party to any other material legal proceedings, nor is it aware of any material threatened litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 15, 2004, the Company entered into a Subscription Agreement with D & M Investments whereby D & M subscribed to purchase from the Company (i) 8,333,333 shares of Series A Convertible Preferred Stock for $0.03 per share, and (ii) 4,166,667 shares of Series B Convertible Preferred Stock for $0.06 per share. The Company received proceeds of $250,000 from the subscription for the Series A shares on September 17, 2004, and will receive an additional $250,000 from the subscription for the Series B shares which was scheduled to occur on December 1, 2004, and is expected to occur in the near future. The resale of these Series A and Series B shares will be restricted subject to such shares being registered with the Securities and Exchange Commission.

Prior to the execution of the Subscription Agreement, the Company's Board of Directors authorized the creation and issuance of the Series A and Series B stock. Both the Series A and Series B shares have terms of five years from their date of issuance. Shares of the Series A stock are convertible into shares of common stock on a 1-for-1 basis and carry a 10% annual cumulative dividend. If shares of the Company's common stock trade in excess of $0.20 for 30 days prior to the date a conversion request is issued by the Company, then the Company may force conversion of Series A shares into shares of its common stock. Shares of the Series B stock are convertible into shares of the Company's common stocks on a 1-for-1 basis and carry a 10% annual cumulative dividend. If shares of the Company's common stock trade in excess of $0.40 for 30 days prior to the date a conversion request is issued by the Company, then the Company may force conversion of Series B shares into shares of its common stock

On September 30, 2004 the Company entered into a debt conversion agreement with the IBEW to convert a secured term debt in the amount of $500,000 into 500,000 manditorily redeemable convertible preferred shares. The preferred shares have not yet been issued.

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

      Also on July 12, 2004, the board of directors authorized the purchase of a limited source code license for certain software for a value of $10,000 which is to be paid in the form of 666,000 restricted shares.

      Also on July 12, 2004, the board of directors authorized the issuance of 16,000,000 restricted shares in relation to an one way call agreement ("option") to acquire 8,000,000 shares of Infolink Technologies Ltd. On July 31, 2004, the Company signed an irrevocable one way call agreement which has not yet been exercised with a consultant to acquire 8,000,000 shares of Infolink. The 16,000,000 restricted common shares have been issued at a price of $0.015 for a value of $240,000 but held in safekeeping pending the potential completion of call agreement. The value of the Infolink shares has been recorded as a share subscription receivable on the balance sheet as of September 30, 2004.

      Also on July 12, 2004, the board of directors authorized the issuance of 150,000 restricted common shares in consideration of a consulting contract for investment relations to an unrelated party.

      On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which have a purchase price of $0.03 and $0.06, respectively. Each preferred share is convertible into a common share at any time prior to five years from the date of issuance. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.20 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $0.40 for 30 days. The preferred shares will be paid a dividend at the rate of 10% per annum.

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

      On September 30, 2004 the Board of Directors authorized the issuance of 4,746,118 restricted common shares to the International Brotherhood of Electrical workers in payment of accrued interest to September 30, 2004 on the $500,000 term debt previously held against one of the company's Canadian subsidiaries. The debt was subsequently converted into 500,000 series C preferred shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 29, 2004 the company held its annual shareholders meeting in Miami. At that meeting shareholders voted to formally approve the name change of the Company to "ActiveCore Technologies, Inc." The company is currently working with its transfer agent and the NASD to effect the name change. Such change may necessitate a change to the Company's CUSIP number and the stock trading symbol. In addition shareholders also approved the current slate of directors to hold office until the next shareholders meeting and voted to change the Company's corporate charter to enable the Board of Directors to effect reverse splits and splits to the Company's common shares provided that at no time shall the number of authorized common shares exceed 500,000,000. Such change may necessitate a change to the Company's CUSIP number and the stock trading symbol. No date has been set for the next shareholders meeting.

      On April 28, 2004, the board of directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an exhibit to this report.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
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

3.2                 Bylaws                                                  Incorporated by reference to Exhibit 3.2 to IVP
                                                                            Technology's Amendment No. 2 to the Form SB-2
                                                                            filed on November 14, 2002

3.4                 Certificate of Amendment to Articles of                 Provided herewith
                    Incorporation

3.5                 Certificate of Designation for Series A                 Incorporated by reference to Exhibit 10.2 to IVP
                    Convertible Preferred Stock                             Technology's Form 8-K filed with the SEC on
                                                                            September 20, 2004

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
3.6                 Certificate of Designation for Series B                 Incorporated by reference to Exhibit 10.3 to IVP
                    Convertible Preferred Stock                             Technology's Form 8-K filed with the SEC on
                                                                            September 20, 2004

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

10.14               Agreement for the Provision of Marketing Services       Incorporated by reference to Exhibit 10.1 to IVP
                    dated May 3, 2002 between the Registrant and            Technology's Form S-8 filed with the SEC on May
                    Vanessa Land                                            3, 2002

10.15               Reserved

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
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

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
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
                    Acquisition Corporation and IVP Technology              filed on November 14, 2002

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
10.43               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.1 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai        1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02008)

10.44               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.2 to
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai        1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02009)

10.45               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.3 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley       1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02003)

10.46               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.4 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley       1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02004)

10.47               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.5 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central       1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02006)

10.48               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.6 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central       1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02007)

10.49               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.7 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's       1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03001)

10.50               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.8 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's       1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires March 31, 2004)

10.51               MDI Solutions Services Agreement (Interface             Incorporated by reference to Exhibit 10.9 to IVP
                    Development Retainer Services) between Medical          Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's       1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires June 11, 2004)

EXHIBIT NO.         DESCRIPTION                                             LOCATION
-----------         ---------------------------------------------------     -----------------------------------------------
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

10.56               Results of Annual General Meeting of Shareholders       Incorporated by reference to IVP Technology's
                    held on November 29, 2004                               From 8-K filed with the SEC on December 2, 2004

14.1                Code of Ethics                                          Incorporated by reference as an Exhibit to IVP
                                                                            Technology's Form 10-KSB filed with the SEC May
                                                                            7, 2004

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

      On May 19, 2004, the Company filed a Form 8-K disclosing that it had purchased the outstanding shares of C Comm Network Corporation for IVP shares valued at $461,962. The Company has issued 30,758,202 restricted common shares in consideration.

      On September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a Irrevocable one way Share Call Agreement to purchase 8,000,000 common shares of Infolink Technologies in exchange for 16,000,000 restricted common shares. The common shares have been issued and are being held in safekeeping pending a potential closing of the transaction.

      Also on September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a subscription agreement for two series of convertible preferred shares. The Company will receive proceeds of $500,000 in two tranches of $250,000 each on September 17, 2004 and December 1, 2004.

      On September 30, 2004, the Company filed a Form 8-K enclosing the financial statements related to the acquisition of Twincentric Limited on May 21, 2004. The Company issued 14,560,243 restricted common shares in consideration.

      On December 2, 2004 the Company filed a Form 8-K disclosing the results of its annual shareholders meeting.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACTIVECORE TECHNOLOGIES, INC.

December 22, 2004               By:  /S/ Brian MacDonald
                                     -------------------------------------------
                                     Brian J. MacDonald
                                     Chairman and Acting Chief Financial Officer

December 22, 2004               By:  /s/Peter J. Hamilton
                                     -------------------------------------------
                                     President and Chief Executive Officer