Form 10KSB
period 2004-12-31
ACTIVECORE TECHNOLOGIES INC
filed 2005-05-18
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                          Commission File No. 000-30486

                          ActiveCore Technologies, Inc.
             (Exact Name of Registrant as specified in its charter)

                     NEVADA                             65-6998896
        --------------------------------             -------------------
        (State or other jurisdiction of              (I.R.S. Employer
        Incorporation or organization)               Identification No.)

                        156 Front Street West, Suite 210,
                         Toronto, Ontario M5J 2L6 Canada
                    (Address of principal executive offices)

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

                                 |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, which is not contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $3,954,881

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days: As at April 18, 2005 there were 44,473,808 shares held by shareholders who were non-affiliates of the company. The average bid and ask price was $0.13 per share resulting in a market value of $5,781,595 for the non-affiliate shares.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

              State the number of shares outstanding of each of the
               issuer's classes of common equity, as of the latest
           practicable date: 62,654,205 shares of common stock, $.001 par value, were outstanding on April 18, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ActiveCore Technologies, Inc. ("ActiveCore" or the "Company") is a Nevada registered company with its head office in Toronto, Ontario and operations in Canada, the United States and the United Kingdom. The Company operates within the enterprise software and services market. The specific sector within the market has been described as "Smart Enterprise Suites" by the Gartner Group. The Company believes that this sector also includes "integrated corporate messaging". Simply put, our products and services for the enterprise software market provide data integration and application modernization while our products and services in the corporate messaging sector use the integrated data to reach out to stakeholders and customers of our clients. We market our products and services under a number of trading names ActiveCore Technologies, Cratos Technology Solutions, MDI Solutions, Twincentric, DisclosurePlus and ActiveCast.

The Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for corporate customers. Software and services provided by the Company enable our customers to quickly integrate, and extend, the functionality of their current systems and data bases. This allows our clients to reach new or existing markets in new ways, or to improve internal and external processes. ActiveCore is actively searching for potential acquisition candidates to expand its client base or to expand the range of products and services that the Company can offer within the context of the Smart Enterprise Suite. To that end we made two acquisitions during fiscal 2004 namely, Twincentric Limited in the UK and C Comm Network Corporation located in Toronto. In the first quarter of fiscal 2005 we also acquired two additional companies, DisclosurePlus Limited and Cratos Technology Solutions Inc. both of which are Canadian based.

PRODUCTS: Enabling the Smart Enterprise

ActiveCore's enterprise products provide portal, integration, modernization and content management. This gives ActiveCore the capability to deliver rapid and incremental deployment of enhanced enterprise systems which allows organizations to modernize existing applications, integrate data capture and data/message broadcasting without the need for wholesale changes to their existing IT infrastructure or application environment. ActiveCore facilitates our customers to extend the functions of their current data and enterprise systems, often called back office systems, through use of our core XML integration product, ActiveLink. Using ActiveLink, organizations can reach out to customers via mobile devices, portals or intra/extranets to bring data into or export data from their organizations via outbound messaging such as fax, email, texting, voice, or SMS and MMS messaging. ActiveCore terms this approach "Enabling the Smart Enterprise".

Commencing in May 2004 as a result of the purchase of C Comm Network Corporation, the Company added corporate messaging to its product roster by creating and commencing the "ActiveCast" portal which acts as a conduit for our customers to send messages to their customers and stakeholders. ActiveCore thereby became a "service provider". The acquisition of DisclosurePlus in the first quarter of FY 2005 is a further refinement of this "service provider" thrust by enabling vertically integrated portals for companies seeking to communicate and provide critical investment and regulatory information to shareholders, customers and other stakeholders.

The focus of integration which, in the past, emphasized simple data exchange has shifted. We believe that businesses are searching for efficient technology which integrates processes, applications and content within their current technology infrastructure. At the same time, we also believe that businesses are trying to protect and maintain the value of many of the costly investments they have made in hardware, software and personnel. ActiveCore Technologies offers integration software tools through four main Company owned products: ActiveLink/MD Link, ActiveCast, DisclosurePlus and Net.Visual and high quality 3rd party products:

      ActiveCAST Branded Portal

ActiveCAST is a group of portal-enabled communication products that provide corporate messaging capabilities to deliver dedicated messages to an organization's customers, partners, employees and other stakeholders, in the mode preferred by the recipient, including: fax, email, SMS, MMS, voice etc.

ActiveCast can be "white-labeled", enabling a Company to provide ActiveCast's portal communication service, with their own corporate identity and Company branding, to their customers, without the need to provide an infrastructure for hosting.

      ActiveLink:

ActiveLink, "Integrates, Enables and Extends" independent applications at the data base level within organizations. ActiveLink plays the central role in ActiveCore's Smart Enterprise Suite integration strategy. ActiveLink is a unique and innovative software product and platform for integrating multiple data bases and systems by creating java-based software "services" that allow an organization's data, application and network resources to communicate with each other. These services use XML compliant data structures to exchange information from disparate data sources, regardless of their origin or structural differences. The chief benefit and the reason that we have designated ActiveLink as our core product is its pivotal role in "Legacy System Investment Protection". That is, integration and enablement of legacy systems and data empowers organizations to leverage their current investment in technology, extend their services, and operate in an effective manner by optimizing and opening up business processes that touch customers, partners and employees.

      DisclosurePlus:

DISCLOSUREPLUS is a Tier-One Investor Relations website solution that combines best practices in design, technology and corporate disclosure with a fully compliant content architecture and communications approach. DisclosurePlus provides corporations with a fully integrated online communications package that is simple and quick to implement, easy to maintain and update, and equipped with a robust suite of advanced functionality. Positioned as a cost-effective solution it provides safety for the corporation through a best practices approach to compliance in governance, disclosure and investor communications.

      Net.Visual

Net.Visual allows companies to build access to your corporate data securely using many alternate interfaces, such as .NET, Web, WAP, VB, C++, Java and many more. With Net.Visual, our customers get the fastest and most effective way possible to extend legacy information to their employees, business partners, and customers via the web. Net.Visual can deliver legacy applications re-engineered for the web in weeks or months. Net.Visual is an incredibly fast way to integrate e-business requirements with host based legacy applications. Our Enterprise Application Integration (EAI) solution consists of server-side components and development tools that work together seamlessly, allowing the creation of easily accessible data objects from ANY green-screen host application.

      3rd Party Products:

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

      Caravel

Twincentric provides a complete range of tools and services for reengineering and translating systems developed under proprietary languages (RPG, COBOL and Visual Basic), into Java. Caravel is one of these services, specialized in the automatic migration of RPG and COBOL systems to Java. Caravel is a migration technology-based service available in the software industry that translates 100% of the source code while maintaining the application's original functionality intact, on any operating system with a Java Virtual Machine.

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

The power of DocConnector lies in its extensibility and in its quick and easy integration tools that give users a full `document management system'. DocConnector creates on access point for an organization's information management needs.

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

      Micro Focus

Microfocus is a product that is used by large organizations running legacy applications on IBM mainframes to `Lift and Shift' their software code to significantly lower the total cost of operation for both individual applications and complete systems. "Lift and Shift' is considered the most attractive approach to migration by many companies because it allows them to use their existing CICS/code and run it within the Windows environment. In essence without changing current programming a company is able to take advantage of the features and functionality offered by Windows. With `Lift and Shift' application knowledge is maintained, there's reduced development cost, increased system agility, a lower migration risk and lower ongoing hardware and software costs.

SERVICES:

Services performed by Activecore consist of technology based and personnel based offerings. "ActiveCast" and "DisclosurePlus" are product based service bureau facilities while our integration group performs manpower based services.

Technology Based Services:

      ActiveCAST:

ActiveCast is a group of communication products that operate as a portal to provide the market with mass corporate messaging capabilities. ActiveCAST's web-based service delivers dedicated messages to an organization's customers, partners, employees and other stakeholders, in the mode preferred by the recipient. Whether clients use fax, voice, e-mail, SMS, or MMS to communicate with targeted receivers ActiveCAST provides organizations with a simple-to-use, yet robust delivery system.

      DisclosurePlus:

DISCLOSUREPLUS is a Tier-One Investor Relations Website Solution that combines best practices in design, technology and corporate disclosure with a fully compliant content architecture and communications approach. DisclosurePlus provides corporations with a fully integrated online communications package that is simple and quick to implement, easy to maintain and update, and equipped with a robust suite of advanced functionality. Positioned as a cost-effective solution it provides safety for the corporation through a best practices approach to compliance in governance, disclosure and investor communications.

Manpower Based Services:

For the most part in 2004 ActiveCore's services personnel were chiefly located within its healthcare services group MDI Solutions. In June 2004 the Company acquired Twincentric Limited in the UK and in the first quarter of fiscal year 2005 the Company made a strategic acquisition in the form of Cratos Technology Solutions Limited which adds the capability to perform integration and system changes for manufacturing and financial services companies.

Although able to avail themselves of ActiveCore's smart enterprise suite of component products the integration group performs custom services solutions composed of the following:

      Development:

The integration group provides a full range of interface development, consulting and project management services. The group's experience portfolio includes development on the most common integration engines, credit card processing software, for IBM and Bull mainframe computer installations.

      Migration:

The integration group supplies integration engine migration services for the SeeBeyond e*Gate(TM), Quovadx QDX(TM) Integrator and Sybase e-Biz Impact(TM) engines amongst others. The integration group's migration knowledge and know-how covers the entire project from analysis, design, and implementation, to post-migration training and support.

      Integration Support:

Integration group staff can act either as the front-line for all interface issues, or act as expert support to a client's existing in-house team.

      Training:

The Integration group is capable of providing on-site training services by experienced and qualified integration engineers. Customers may require training and expert knowledge transfer from qualified and certified instructors on: interface engine migrations, functionality reviews of new interface engine releases and implementations of third party and Company owned software.

Market For Software Sales And Services

In today's competitive job market, it is a challenge to find and retain professionals with the highly specialized skills and experience required for integration of various systems used by large clients. With technology rapidly changing, there is significant effort, time, and financial investment required to keep staff up-to-date especially when full-time interfacing resources employed by clients are often not fully and/or consistently utilized.

Vendor applications are often not "turn-key ready" for interfacing to existing and future applications within various industries. Professional integration services can ensure timely project completion of application implementations. Integration solutions partner's typically bring extensive industry experience to localized environments, likely expediting resolutions to common integration issues.

ActiveCore believes that the market for large scale enterprise wide software has slowed considerably over the past few years in favor of vendors of less expensive but highly effective software integration tools and products that enable organizations to expand existing systems that have already paid for themselves. To that end, ActiveCore Technologies has identified healthcare, manufacturing and financial services as target markets in which it intends to focus its sales efforts. ActiveCore Technologies believes that most large companies and healthcare facilities have a strong and continuing need for smart enterprise suite software products.

Outlook for Smart Enterprise Enablement Products - Competition

The growth proliferation of various communication mechanisms and protocols such as Internet, Extranets, Intranets, Voice Casting, VPN's, VOIP, WiFi, Mobile telephone, SMS and MMS messaging, texting, telefax, and desktop faxing has created a great need for organizations to securely open up their internal networks and operational systems so that various parties can communicate with and between employees and customers. The growth in communication protocols has led organizations to become compelled, by customer and client demand, to deal with the mobile and web enabled society that exists in the developed world. Whether as an extension of the retail store front, as an on line enquiry service, as a secure mobile data capture environment for customer billing, or as an automated mechanism for the dissemination of news and customer/client information, we believe that more and more organizations see the need to link their operational infrastructure to these communication vehicles. Preparing and facilitating an organization's ability to interact, both in capturing and delivering information from and to its employees and customers, is driving rapid growth in the business of linking back office systems to the outside world.

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

Employees and Consultants

      ActiveCore currently has 40 employees and 53 consultants based in Toronto, the USA and the UK. Prior to reaching agreement on the sale of SilverBirch Studios effective February 29, 2004 the Company also had a mobile games development group of 12 people in Toronto with separate offshore development expertise in India, Finland and Columbia. None of ActiveCore Technology's employees are covered by any collective bargaining agreement.

      In 2004 and during the first quarter of 2005 ActiveCore entered into several consulting relationships and other financial transactions which resulted in the issuance of shares, which are described below:

      o On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to an officer and director which will be earned at the rate of 250,000 per quarter during fiscal year 2005 for performing his duties as President and CEO.

      o On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to an officer which will be earned at the rate of 250,000 per quarter during fiscal year 2005 for performing his duties as Senior Vice President Business Development.

      o On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to a consultant to be earned at the rate of 250,000 shares per quarter for assisting the board of directors in matters of compliance.

      o On January 21, 2005 the Board of Directors authorized the issuance of 80,000 restricted common shares to an unrelated firm for provision of EDGAR filing services for the period December 8 2004 to December 7, 2005.

      o On January 21, 2005 the Board of Directors authorized the issuance of 200,000 restricted shares to each of the two independent board members for service on the board for the current year or until the next annual general meeting.

      o On September 8, 2004, the Board of Directors authorized the issuance of 1,200,000 restricted common shares of stock valued at $180,000 to an unrelated party to perform consulting services including identifying and sourcing acquisition candidates. These shares will be earned over the next year.

      o On July 12, 2004, the Board of Directors authorized the issuance of 15,000 restricted common shares valued at $2,250 in consideration of a consulting contract for investment relations to an unrelated party.

      o On April 28, 2004, the Board of Directors authorized the issuance of 550,000 shares of restricted common stock, valued at $66,000 to certain new employees and consultants of the Company based on the closing bid price of the common stock on April 28, 2004.

      o On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. The Company issued 500,000 shares to 1582579 Ontario Limited. These shares were valued at $0.24 per share, or an aggregate of $120,000 representing the market value on the date of the grant.

      o On September 30, 2003, the Company entered into a contract with an unrelated party to consult with the Company with regard to finance activities and general corporate development in particular with regard to provision of a planned $2,000,000 term debt financing. The Company issued 100,000 shares of common stock, which were valued at $0.29 per share, representing the market value on the date of grant.

      o On July 14, 2003 the Company entered into an agreement with an financial consulting company to source additional "name brand" properties for cell phone game production and issued this unrelated company 200,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.25 per share, representing the market value on the date of grant.

      o On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004 in the field of medical data integration. On August 1, 2003, the Company issued 400,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $0.25 per share, representing the market value on the date of grant.

      o On June 26, 2003, the Company issued 300,000 shares of common stock to the two independent directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $0.25 per share, or an aggregate of $75,000 representing the market value on the date of grant. The Company does not maintain Director's and Officer's insurance.

      o On June 26, 2003, the Company issued 30,000 shares of common stock to an employee of Ignition Entertainment with respect to work related to the divestment of Ignition Entertainment, the value attached to the grant was $7,500 for consulting services and has been fully expensed.

      o On June 18, 2003, the Company entered into a consulting agreement with a European based investor relations consultant to provide services through June 2004. On August 1, 2003, the Company issued 15,000 shares of common stock to this consultant. These shares were valued at $0.33 per share, representing the closing market value on the date of grant.

      o On June 3, 2003 the Company entered into a consulting agreement with an unrelated party to perform consulting services in the field of entertainment software distribution and on June 26, 2003, the Company issued 500,000 shares of common stock as consideration for consulting services from June 2003 to June 2004. These shares were valued at $0.25 per share, or an aggregate of $125,000, representing the market value on the date of grant.

      o On May 6, 2003 the Company entered into a consulting agreement with Hawk Associates to perform investor relations services at the rate of $7,000 per month. In addition, on June 26, 2003, the Company issued 200,000 shares of common stock to Hawk Associates in connection with the agreement to provide investor relations services. These shares were valued at $0.25 per share, or an aggregate of $50,000 representing the market value on the date of grant.

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

      ActiveLink

      On August 18, 2003 ActiveCore entered into a letter of agreement with Karora Technologies Inc., which superseded an agreement dated July 10, 2003, whereby the source code to the XML Connector product was sold to ActiveCore for total consideration of $130,000 Canadian dollars plus a total of 80,000 shares of ActiveCore Corporation common stock. Under the terms of the agreement ActiveCore will pay a royalty of 10% of the net license revenue from sale of XML Connector (now renamed ActiveLink) in all verticals other than healthcare for a period of 36 months from the August 18, 2003 date following the first 10 sales of the product The agreement also provides for ActiveCore's right to buy out the 10% royalty for a fee of USD 250,000 less any royalty already paid at any time prior to the expiry of the 36 month period. No royalties have been paid to date.

      Corporate History of ActiveCore Technologies, Inc.

      Legal And Corporate Evolution

      Erebus Corporation

      Prior to March 2000 and from inception in 1994, ActiveCore went through various "reorganizations" including reverse share splits and several control changes. In March 2000, ActiveCore engaged in a recapitalization transaction whereby through the services of TPG Capital Corporation, ActiveCore paid 35,000 shares, worth $500,000, and $200,000 in cash to TPG Capital Corporation to merge with a non-active reporting entity, Erebus Corporation, whose sole shareholder was TPG Capital Corporation to become a reporting issuer with the SEC and thereby retain its status as a listed company on the OTCBB. A rule change at the OTCBB was the motive for the transaction as failure to remain a listed company on the OTCBB would have relegated its common shares to the pink sheets. Management and the Board of Directors at that time viewed such a development as a detriment to stockholders and other investors. In addition to the payment of the cash and shares there exists a reset provision in the contract between TPG Capital and ActiveCore which may have obligated ActiveCore to provide TPG Capital with shares sufficient to "make up" the difference between the share price value for 35,000 shares as at the date of the merger of Erebus and ActiveCore and a point one year later. Based on the relative share prices in the market in March 2000 and in March 2001 it would appear that ActiveCore owes TPG Capital an additional 30,284 common shares. ActiveCore does not intend to pay these shares over to TPG Capital as James Cassidy, the controlling shareholder of TPG, reached a settlement agreement with the SEC related to various practices associated with merging non-active shell reporting entities with OTCBB companies that had not achieved reporting status with the SEC prior to the rule change on the OTCBB. Mr. Cassidy and TPG Capital filed a claim in the courts in Washington D.C, to seek payment of the shares and the Company contested the claim. In order to save costs the Company and Mr. Cassidy have moved the dispute to an arbitration panel which will hear both sides of the issue. The arbitration hearing is set for the end of August 2005.

      International Technology Marketing, Inc.

      In September 2001, ActiveCore, represented by its corporate counsel at the time and, the then board members and executives, who were not in any way connected to our current management team or the current board of directors, negotiated and entered into, on a arms length basis, an agreement with the founders of International Technology Marketing Inc., a newly formed company, to gain the management services of the ITM founders for the benefit of ActiveCore. The founders of ITM were persons who are experienced in finance, marketing and technology. The legal mechanism chosen for obtaining the services of the new management team was accomplished by the two companies, ActiveCore and ITM, entering into a stock purchase agreement which was dated August 17, 2001. This agreement provided for the "acquisition" of shares of ITM and the issuance of up to 5,000,000 shares of ActiveCore to be released to the individual founders of ITM, who would be performing the management duties at ActiveCore. The trigger mechanism for releasing tranches of shares to the ITM founders was originally agreed to be achievement of certain revenue milestones for ActiveCore that the ITM founders, by performing the management services, would achieve through application of their management expertise.

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

      Concurrent with the approval of the acquisition of ITM, the ActiveCore shareholders voted to increase the number of authorized shares of ActiveCore from 50,000,000 to 500,000,000 of common stock and created a new class of 50,000,000 "blank check" preferred stock, which, in part, was intended to permit ActiveCore to issue sufficient shares to pay for the management services obtained through the stock purchase agreement between ITM and ActiveCore, and, in part, to provide sufficient shares to acquire additional assets, entities and financing. The issuance of the 5,000,000 shares for ITM has been fully accounted in the fiscal years 2002 and 2003.

      Technology and Market Positioning Evolution

      From ActiveCore's creation in 1994 until mid 1999, ActiveCore was dormant from a revenue generating perspective as it was a new company in search of technology opportunities.

      In 1999, ActiveCore's former management concluded an agreement with Orchestral Corporation, a small Ontario based software developer, to distribute, on an exclusive basis for certain countries, a software product under the name PowerAudit and to pay for additional development work on that product. From March 1999 and until December 28, 2001, ActiveCore was solely engaged in operating as the exclusive distributor of the PowerAudit product for the United States and Europe. ActiveCore attempted to market the product as a "wireless" solution for field force use although the only application had been as a means of recording "mystery shopper" and retail shelf space data. During the three year period that PowerAudit was being distributed by ActiveCore only one sale was made, for less than $150,000 and the customer did not complete payment. From December 31, 2001 onward no sales were made of the PowerAudit program.

      Once in a position to manage the Company in December 2001, the new management team commenced a review of the business of the Company, including its debts and obligations, and also began to search for attractive revenue and profit producing entities and reseller licenses that could be acquired. On December 28, 2001, ActiveCore concluded its first distribution/reseller agreement with a supplier of software other than Orchestral to augment the enterprise software business. This process will be ongoing and to date the Company has acquired rights to distribute third party software products from unrelated software vendors namely "Classifier" and "I-Bos", from The Innovation Group, Plc. Doc/Connector and App/Connector from Karora Technologies Inc., DynaPortal from DynaBiz, Caravel from TransTOOLS S.A. of Spain and in connection with the Company's acquisition of Cratos in 2005 "Microfocus" from Micro Focus International Limited.

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

Acquisitions and Divestitures

      Acquisition of International Technology Marketing, Inc.

      On September 17, 2001, ActiveCore entered into a stock purchase agreement with International Technology Marketing, Inc. Pursuant to this agreement, ActiveCore agreed to issue 5,000,000 million shares of restricted common stock to the shareholders of International Technology Marketing in exchange for all of International Technology Marketing's common stock. On March 25, 2002, ActiveCore issued the 5,000,000 million shares of common stock to the former shareholders of International Technology Marketing in safekeeping. During the Company's audit in 2002 it was determined that the appropriate accounting treatment for the "issuance" of the shares was as a charge to earnings, on a non-cash basis, at the quarter end that certain revenue milestones would be reached for the market value of the shares being released from safekeeping. (Note: This was counter to the view of both the former and current management and board which believed that the accounting treatment should have been the value of the shares issued to ITM at the time the agreement was signed and hence would have been a goodwill charge in 2001). For example, in the year ended December 31, 2002 the Company reached the first three revenue milestones of over $2,000,000 in revenue on a cumulative basis. On this basis the former ITM shareholders were eligible to receive 2,000,000 shares which were valued for accounting purposes at $1.90 per share or $3,800,000 at the quarter ended September 30, 2002 and 1,000,000 shares valued at $1.70 per share at December 31, 2002. The former shareholders of ITM were entitled to vote the ActiveCore shares held in escrow pending satisfaction of the performance goals. In 2003, the Board of Directors of both ActiveCore and ITM determined that the original share purchase agreement worked at a disadvantage to the shareholders of ActiveCore by inflating the cost of progress in growing the Company, that is as revenue milestones were reached the value of the remaining portions of the 5,000,000 shares would have been accounted for on the basis of a rising share price thereby taking away from the earnings that should occur with rising revenues. It was decided in June 2003 that all the shares should be considered earned and therefore the Company booked share compensation expenses of $540,000 in 2003.

      Acquisition of Ignition Entertainment Limited

      On May 28, 2002, the Company acquired all of the shares of Ignition Entertainment Limited, which had been formed in late 2001, only a few months prior to ActiveCore's acquisition of the Company. Ignition was made up of several existing companies and individuals with considerable expertise and products in the games industry. Ignition is an United Kingdom based video game developer, licensor, publisher, marketer and distributor and it had prospects for rapid growth in sales revenues. The purchase was done for the equivalent of 5,000,000 common shares of ActiveCore and was partially accounted for in the second quarter of fiscal year 2002. Pursuant to this agreement, ActiveCore agreed to issue 1,500,000 shares of ActiveCore's common stock and 3,500,000 shares of convertible preferred shares of IVP Technology ActiveCore over approximately the next two years. Upon conversion of the preferred stock, these payments were to equal 5,000,000 shares of ActiveCore common stock. These shares were held in escrow until disbursed in accordance with the escrow agreement. This acquisition was made pursuant to the Company agreeing to issue 1,500,000 shares of restricted common stock and 3,500,000 of restricted preferred stock convertible into 3,500,000 shares of common stock, collectively valued at $2.3898 per share for a total purchase price of $11,949,156. Based upon the provisions of SFAS 141, the purchase price was determined by using the weighted average share price of the Company's common stock for the three trading days before and after the day the Company entered into the terms of the acquisition agreement. The acquisition of Ignition led ActiveCore into the video games, internet and cell phone games market.

      ActiveCore also agreed to offer incentive payments to certain parties in connection with the Ignition acquisition. DcD Holdings received 500,000 shares of ActiveCore's common stock 90 to 180 days after May 28, 2002 for maintaining adequate factoring and letter of credit lines for Ignition. The Ignition management team and employees were to have had the opportunity to earn an additional 1,500,000 shares of preferred stock over three years, which were convertible into 1,500,000 shares of common stock. These shares were subject to revenue and profit milestones which were set in arms length negotiation with the shareholders of Ignition prior to ActiveCore purchasing the company.

                        Payment Schedule for Acquisition
            of Ignition Entertainment Limited and Incentive Payments

                                                                                  After the
                                                                   After the      preceding
                                                     Between       preceding     time period      After the
                                        Within      91 and 180    time period      and six        preceding
                                      90 days of    days after        to          months to       time and            On
Time Period:                           Closing     May 28, 2002  May 28, 2003    May 28, 2003   May 28, 2004     May 29, 2004
------------                           -------     ------------  ------------    ------------   ------------     ------------
Goals:                                --           --            --             $13,000,000     $26,000,000    $45,000,000
Gross Revenues (in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------
Net Income (in U.S. Dollars)          --           --            --             $1,000,000      $5,000,000     $15,000,000
------------------------------------------------------------------------------------------------------------------------------
Payments:                             --           500,000 to    --             if reach both   if reach       if reach both
Incentive Payments of ActiveCore                   DcD Holdings                 above goals     both above     above goals
common and preferred shares                                                     500,000         goals          500,000 shares
                                                                                shares of       500,000        of convertible
                                                                                convertible     shares of      preferred stock
                                                                                preferred       convertible
                                                                                stock           preferred
                                                                                                stock
------------------------------------------------------------------------------------------------------------------------------
Release of 5,000,000 Shares of        --           1,500,000     100,000        100,000         100,000        50,000 shares of
ActiveCore common stock (upon                      shares of     shares of      shares of       shares of      preferred stock
conversion of all preferred stock                  common stock  preferred      preferred       preferred      (convertible to
issued)                                                          stock          stock           stock          500,000 shares
                                                                 (convertible   (convertible    (convertible   of common stock)
                                                                 to 1,000,000   to 1,000,000    to 1,000,000
                                                                 shares of      shares of       shares of
                                                                 common stock)  common stock)   common stock)
------------------------------------------------------------------------------------------------------------------------------

The acquisition of Ignition Entertainment had a significant impact on ActiveCore's revenues for the fiscal year 2002. However the acquisition of Ignition increased ActiveCore's cost structure by approximately $5,000,000 per year, consisting primarily of research and development, rent, salaries, marketing, advertising, depreciation and amortization expenses.

      Acquisition of Springboard Technology Solutions Inc.

      On July 1, 2002, ActiveCore, Inc. acquired all the outstanding shares of ActiveCore Technologies Ltd. (formerly Springboard Technology Solutions Inc.) for consideration of 200 common shares at a cost of approximately $260, on the basis of a one for one share exchange, which was governed by a purchase and sale agreement and which was accounted for in the quarter ended September 30, 2002. Springboard Technology Solutions Inc. was owned by Brian MacDonald, Peter Hamilton, Kevin Birch, Geno Villella, and Sherry Bullock all of whom were officers of ActiveCore at the time and all of whom were the founders of International Technology Marketing, Inc.

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

      Divestiture of Ignition Entertainment Limited

      During the period from May 28, 2002 to February 14, 2003 ActiveCore was engaged in a process to obtain approval of an SB-2 Registration Statement. The primary purpose of the SB-2 was to approve a $10,000,000 Equity Line of Credit from Cornell Capital Partners, which has subsequently expired, details of which are included elsewhere in this 10KSB filing. During this time period the managers of ActiveCore and Ignition were engaged in a process of investing in game development and distribution and were incurring debts to purchase equipment, fund sales and develop new video game products in addition to paying for the legal and accounting fees required for SB-2 approval. As the time it took to complete the SB-2 process wore on, ActiveCore's overall access to trade debt diminished such that the Company's sales revenues began dropping rather than increasing and the output of game titles was delayed due to forced reductions in manpower as a result of cash shortfalls. Despite considerable funding provided by principals of ActiveCore and other individuals the delay in the SB-2 approval created the perception by outside parties that there was something inherently wrong with the public status of the Company and we were not able to overcome this perception.

      By May 2003, although ActiveCore had drawn down its first tranche under the Equity Line of Credit it was apparent that the delays in obtaining approval of the Equity Line of Credit had caused irreparable harm to the entire games production and sales operation at Ignition Entertainment such that debts had climbed beyond the capacity of ActiveCore to draw down on the Equity Line of Credit without undue pressure on the Company's stock price. That is, a cycle of decreasing share prices developed thereby negating any ability to draw down on the equity line to fund sales and production. In addition market forces were dictating to the video game device manufacturers that limited retail shelf space was decreasing the actual selling values of their authorized games - their reaction was to curtail the number of games going to market thereby restricting the ability of games developers to recoup their game development costs.

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

      Effective April 1, 2003, ActiveCore sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 1,100,000 shares of ActiveCore's common stock. The transaction resulted in a gain of $2,396,009 on the sale of discontinued operations which were included in the statements of operations for the fiscal year ended December 31, 2003.

      Upon execution of the sale agreement in June 2003, ActiveCore issued 5,000,000 shares of its common stock to the former shareholders of Ignition Entertainment Ltd. in accordance with the original May 28, 2002 purchase agreement. Based upon the terms of the sale agreement, ActiveCore converted all of the 3,500,000 shares of preferred stock to be issued, into 3,500,000 shares of common stock and accelerated the issuance of 1,500,000 shares of common stock to be issued. The issuance of the 5,000,000 shares of common stock in June 2003 relieved ActiveCore's obligation as of April 1, 2003, to issue $11,949,156 in preferred and common stock under the original May 28, 2003 purchase agreement. Immediately following the issuance of the 5,000,000 shares of ActiveCore's common stock, the former shareholders returned 1,100,000 shares of common stock to ActiveCore as proceeds for the sale of Ignition Entertainment Ltd. The 1,100,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement.

      In connection with the sale agreement, ActiveCore retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. In addition to the source code licensing agreement, ActiveCore also received a distribution agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company contracted to pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles used by ActiveCore. As of June 30, 2003, ActiveCore did not assign any value to the acquired intellectual property due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products and uncertainty over the eventual sales revenues from any games that result from the intellectual property. As part of the disposition of the mobile phone games development group which was effective February 29, 2004 ActiveCore assigned the rights to the Ignition titles to SilverBirch Studios Inc.

      Acquisition of Data Integration Assets Of SCI Healthcare Group Inc.

      On September 19, 2003 ActiveCore completed the acquisition of some of the data integration staff, contracts and certain software licenses of SCI Healthcare Group Inc. of Ohio for consideration consisting of a promissory note for $175,000, a license agreement for $25,000 and the issuance of 647,249 shares of common stock (valued at $200,000). SCI Healthcare Group conveyed 6 employees, 18 existing hospital and healthcare facility data integration contracts, its customer list of over 100 institutions, and a license to certain software useful in managing the operation. Ms. Rhonda Lindsay was named by ActiveCore to be the Vice President US operations. The group operates in the United States under the MDI Solutions trade name as a division of ActiveCore Technologies, Inc. The promissory note was payable on the basis of 10 monthly installments plus interest commencing April 30, 2004. The number of shares issued to SCI Healthcare was subject to an increase or reduction based on the gross revenue of the Integration Services Division for the one-year period following the acquisition. If gross revenue was less than $900,000 during such one-year period, then the shares were to be reduced as follows:

   Revenue                                              Reduction in Shares
   -------                                              -------------------
   $800,000 to $899,999                                        10%
   $700,000 to $799,999                                        20%
   $699,999 or less                                            30%

      If gross revenue is greater than $900,000 during such one-year period, then the shares will be increased as follows:

   Revenue                                                 Increase in Shares
   -------                                                 ------------------
   $900,001 to $1,000,000                                         10%
   $1,00,001 to $1,100,000                                        20%
   $1,100,001 or greater                                          30%

The revenues for the period to the end of September 2004 did not reach the contractual target and accordingly the Company did not release from escrow 194,174 common shares and these will be returned to treasury in 2005. The return of shares have been reflected as a reduction of goodwill in the amount of $60,000 as at December 31, 2004.

      Divestiture of Mobile and Web Based Games Division of ActiveCore

      On February 25, 2004 ActiveCore signed a binding letter of agreement, and subsequently signed definitive agreements effective February 29, 2004, to sell its remaining interests in mobile and web based games with the divestiture of its mobile games group which operated under the trade names of SilverBirch Studios and Recessgames.com. The divestiture also included the web site known as BladeofZorro.com. Under the terms of the divestiture a new company formed by the former Chief Technology Officer, Kevin Birch, known as SilverBirch Studios Limited purchased the assets of BladeofZorro.com, Recesgames.com and Silverbirchstudios.com, including games that had been developed, ring tones and other intellectual property and assumed distribution contracts for third party products included on the Recessgames.com website. The Company was able to relieve itself of the employment, termination pay and vacation pay, other obligations and costs of 12 developers as a result of the divestiture. In exchange for the assets of the SilverBirch Studios division the Company received a promissory note in the amount of CAD $1,000,000 secured by a first position fixed and floating charge over the assets. SilverBirch Studios was moderately successful from a revenue perspective over the remaining months of the fiscal year ended December 31, 2004, recording revenues of approximately $250,000. Recently SilverBirch Studios issued a private placement offering memorandum and is seeking private equity finance in a bid to obtain funding to pay ActiveCore Technologies, Inc. out in full. ActiveCore has retained a 5% equity position. The note representing the divestiture will be recognized as proceeds are received by the Company from SilverBirch.

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

      On May 6, 2004, the Company entered into a Stock Purchase Agreement with C Comm Network Corporation, an Ontario corporation. Under the terms of the Stock Purchase Agreement, the Company purchased all of the outstanding shares of capital stock of C Comm from the shareholders for $461,962. The amount of consideration paid for the shares of C Comm stock was satisfied by the issuance of 3,075,820 restricted common shares of the Company. The amount of the consideration to be paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two previous fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. Under the agreement the vendors may be entitled to an additional allotment of shares of the Company's common stock which amount will be determined by growth in revenues and the price of the Company's common stock. The amount of this additional allotment of shares will be based on the amount of revenues generated by C Comm over and above its current sales levels however this is not estimatable at this point in time.

      Acquisition Of Twincentric Limited

      On June 21, 2004, the Company entered into a purchase and sale agreement with the shareholders of Twincentric whereby the Company paid 1,436,024 shares of the Company's common stock representing $350,000 for 50% of Twincentric, 20,000 shares of the Company's common stock representing $4,875 for the remaining 50% of Twincentric, and 100,000 shares of the Company's common stock representing $24,372in trust for the employees of Twincentric. Under the agreement the vendors may be entitled to an additional allotment of shares of the Company's common stock which amount will be determined by growth in revenues and the price of the Company's common stock. Following the acquisition, the Company also indemnified certain shareholders with respect to personal guarantees supporting Twincentric's operating line of credit.

      Twincentric is a products and services company aimed at the AS 400, IBM and Bull Mainframe Computer data integration and migration market. Twincentric has a broad range of customers in North America and Europe. The market for Twincentric's primary products consists of approximately 300,000 installations worldwide. The Company is actively supporting the marketing of Twincentric's products, primarily Net.Visual, into the North American market, while Twincentric will be assisting the Company in its marketing of ActiveLink into the European market. Following the acquisition of Twincentric, The Company closed its London office and moved to Witney, UK.

      Acquisition of DisclosurePlus Limited

On February 24, 2005 ActiveCore completed the acquisition of 100% of the common shares of DisclosurePlus Limited for consideration of 1,200,000 restricted common shares and a promissory note payable to one of the former shareholders of DisclosurePlus for CAD $100,000.

      Acquisition of Cratos Technologies Limited

On March 16, 2005 ActiveCore announced that it had completed the acquisition of 100% of the shares of Cratos Technology Solutions Limited in a combination of common shares and cash. Under the terms of the Cratos Agreement, ActiveCore issued 8,921,030 restricted common shares and will pay CAD $200,000 for 100% of the shares and the intellectual property of Cratos. A significant portion of the issued shares will be subject to a contractual lock-up that will release the issued shares over a 24-month period. Under the terms of the Cratos Agreement, the issued share portion of the purchase price may be adjusted based on Cratos' net income achievement during the next 24-month period.

ITEM 2. DESCRIPTION OF PROPERTY

      During the first four months of 2004 ActiveCore's principal executive office was located at 2275 Lakeshore Blvd. West, Suite 401, Toronto, Ontario, Canada at a cost of approximately $3,500 per month. Commencing May 1, 2004 ActiveCore moved its premises to 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6 where it leases approximately 6,550 sq ft of office space for five years at a rental cost, including operating expenses and taxes, of approximately $126,000 per annum.

ITEM 3. LEGAL PROCEEDINGS

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

      Under the TPG Agreement, the Company paid to TPG 20,000 shares of the Company's common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates the Company to issue additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of the Company common stock as of March of 2000 and March of 2001, if the Company were required to satisfy the reset provision, the Company would be required to issue to TPG an additional 30,284 shares of its common stock ("Reset Shares").

      The Company does not believe that TPG is entitled to the Reset Shares. Based on public records, in June of 2001, TPG and Mr. Cassidy reached a settlement agreement with the SEC with respect to securities fraud and disclosure violations alleged by the SEC in connection with transactions substantially similar to the Erebus Acquisition. Neither Mr. Cassidy nor TPG admitted or denied the allegations. A description of the settlement is contained in SEC Litigation Release No. 17023, dated June 4, 2001. Although the Company has maintained its listing status on the OTCBB, the Company experienced significant regulatory problems in connection with the Erebus Acquisition that are related to the allegations underlying the settlement between TPG and Mr. Cassidy and the Securities and Exchange Commission. These problems resulted in significant delay and expense to the Company, most notably in FY 2002 where the Company's SB-2 filing was delayed thus delaying capital to fund its purchase and development of its former subsidiary Ignition Entertainment Limited.

      In March of 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. During the quarter ended September 30, 2004 the action was withdrawn and the Company and Mr. Cassidy agreed to enter into arbitration on the matter and this is now in process with the arbitration board currently being established. Arbitration is expected to begin in August 2005. No contingent liability has been allocated for any eventual loss on the action.

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

      Compulsory mediation has occurred in the case and no settlement was offered nor agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. In a hearing in January 2005 a judge ordered that a proposed settlement between ActiveCore and Orchestral stand however the Company is of the view that the judge in the case erred on several points of law and has appealed the judges ruling. No allocation for any continent liability has been made on the Company's financial statements for the punitive and exemplary damages however it has maintained in its current payables an amount of approximately $226,000 as owing to Orchestral.

Cesar Correia and InfoLink Technologies Ltd.

      From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd. a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was made and subsequently rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 37.4% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation.

      In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia had mismanaged Infolink and amongst other things had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technologies commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other alleged causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was ordered removed from the position of Chairman, President and CEO of Infolink and his salary was reduced by half. He is now only an employee of Infolink with a reduced salary. In March, 2005 the minority shareholders were successful in separating the legal representatives of each of the directors, Mr. Correia and the Infolink company from each other such that the Infolink company must seek independent counsel.

      The Company believes that Infolink as a corporate entity will not pursue the original lawsuit against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink and Infolink will have new legal representation there is little basis for the action to continue.

      ActiveCore is not presently a party to any other material legal proceedings, nor is it aware of any material threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 2004 annual general meeting of stockholders held in Miami on November 29, 2004 the shareholders approved by a large majority three resolutions that were placed before stockholders in a proxy circular:

      o     The election of four directors: Brian MacDonald, Peter Hamilton and
            J. Stephen Smith, and Stephen Lewis. Subsequently on January 14, 2005 Mr. MacDonald resigned from the board and his officer duties as a result of ill health. The board has not yet nominated a replacement director.

      o An amendment to the Company's Articles of Incorporation to allow the board of directors to determine the timing and ratio of reverse or forward splits in the Company's common shares so long as the Company does not exceed 500,000,000 authorized common shares.

      o A resolution to formally change the name of the corporation from IVP Technology Corporation to ActiveCore Technologies, Inc.

The date of the next shareholders meeting has not yet been set.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Of And Dividends On The Registrant's Common Equity And Other Stockholder Matters

      ActiveCore's common stock is traded on the Over-the-Counter Bulletin Board under the symbol "ATVE". The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years.

                                                     HIGH BID         LOW BID
                                                     --------         -------
           2003
           Quarter Ended March 31, 2003                $1.90            $.50
           Quarter Ended June 30, 2003                  0.50            0.30
           Quarter Ended September 30, 2003             0.40            0.30
           Quarter Ended December 31, 2003              0.30            0.20
           2004
           Quarter Ended March 31, 2004                $0.30           $0.10
           Quarter Ended June 30, 2004                  0.38            0.13
           Quarter Ended September 30, 2004             0.19            0.13
           Quarter Ended December 31, 2004              0.29            0.14

Holders of Common Equity

      As of April 15,, 2005 there were 495 registered holders of record for our common stock. There were 62,654,205 shares issued of which 15,804,257 is restricted. We believe that there are a number of unregistered holders maintaining accounts at various brokerage houses who have not registered their shares or their shares are held in the name of the clearing house. Since the reverse split was announced on March 1, 2005 the Company has had to issue 50,010 additional registered shares to round up odd holdings by unregistered holders through brokerage and clearing houses to the nearest full share.

Dividends

      ActiveCore did not pay any common stock dividends during calendar 2004 and has never paid any dividends on its common stock. ActiveCore currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any common stock cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant. In the fiscal year ended December 31, 2004 the Company paid $7,300 in preferred dividends on the series A preferred shares.

Recent Sales of Unregistered Securities

      On February 18, 2003, the Company issued 11,441 shares of common stock to a consultant for payment of $15,000 of consulting services and $5,000 of consulting services for January and February of 2003. These shares were valued at $0.13 per share representing the closing market value on the date of grant.

      On June 26, 2003, the Company issued 1,780,498 restricted shares of common stock to the Chairman and CEO of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties. These shares were valued at $0.25 per share, or an aggregate of $445,124 representing the closing bid price on June 24, 2003 the date of the board resolution.

      On June 26, 2003, the Company issued 1,780,498 restricted shares of common stock to the President of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties. These shares were valued at $0.25 per share, or an aggregate of $445,124 representing the closing bid price on June 24, 2003 the date of the board resolution.

      On June 26, 2003, the Company issued 125,000 restricted shares of common stock to four employees of the Company for payment of accrued compensation and bonuses. These shares were valued at $0.25 per share, or an aggregate of $31,250 representing the closing bid price on June 24, 2003, the date of the board resolution.

      On June 26, 2003, the Company issued 300,000 restricted shares of common stock to certain directors of the Company for director services for the period from June 2003 to June 2004. These shares were valued at $0.25 per share, or an aggregate of $75,000 representing the closing bid price on June 24, 2003 the date of the board resolution.

      On June 26, 2003, the Company issued 30,000 restricted shares of common stock to an unrelated consultant having a value of $7,500 for consulting services. These shares were valued at the closing bid price on June 24, 2003 the date of the board resolution.

      On June 26, 2003, the Company issued 200,000 restricted shares of common stock to an unrelated party in connection with an agreement to provide investor relations services. These shares were valued at $0.25 per share, or an aggregate of $50,000 representing the closing bid price on June 24, 2003 the date of the board resolution.

      On June 26, 2003, the Company issued 500,000 restricted shares of common stock to an unrelated consultant as consideration for an agreement to provide consulting services from June 2003 to June 2004. These shares were valued at $0.25 per share, or an aggregate of $125,000, being the closing bid price on June 24, the date of the board resolution.

      On June 26, 2003, the Company issued 5,000,000 restricted shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 1,500,000 shares of common stock and 350,000 shares of preferred stock convertible into 3,500,000 shares of common stock; collectively valued at $2.3898 per share for a total purchase price of $11,949,155. The issuance of these 5,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

      On June 26, 2003, the Company issued 518,000 restricted shares of common stock to two unrelated parties as fees and interest payable on financing for the Company. Financing costs included in interest expense for the twelve months ended December 31, 2003 totaled $129,500 representing the $0.25 per share closing bid price on June 24, 2003 the date of the board resolution.

      On July 10, 2003, the Company entered into a Letter of Intent to acquire the source code for a software product known as XML/Connector for the healthcare vertical from an unrelated company which is a Colorado and Toronto based software development company. As part of the terms and conditions, the Company paid (CAD) $120,000 in cash in the form of a note payable, and on August 1, 2003, issued 50,000 restricted shares of common stock to the seller. These shares were valued at $0.25 per share representing the closing bid price on the date of the board resolution.

      On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 400,000 restricted shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $0.25 per share, representing the closing bid price on the date of the board resolution.

      In July 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004. On August 1, 2003, the Company issued 15,000 restricted shares of common stock to this consultant. These shares were valued at $.33 per share, representing the closing market value on the date of grant.

      In July 2003, the Company entered into employment agreements with two contractors related to cell phone game development and medical data integration services respectively. On August 1, 2003, each contractor was issued 50,000 restricted shares of common stock as compensation in addition to ongoing salary costs. These shares were valued at $0.25 per share, representing the closing bid price on the date of the board resolution.

      In July 2003, the Company issued 156,270 restricted shares of common stock to an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued expenses. These shares were valued at $0.25 per share, representing the closing bid price on the date of the board resolution.

      On July 31, 2003, the Company announced that its wholly owned subsidiary ActiveCore Technologies Limited had received a term loan of $500,000. Under the terms of the agreement, the loan will accrue a 12% interest rate per annum and is repayable over a five-year term with no payments required in the first 12 months - the payments will be amortized over the remaining 48 months of the term loan. The loan is convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance due, excluding interest, remaining at the time of conversion. As additional consideration for the loan advance by the lender, the Company issued 500,000 warrants on July 30, 2003 to the lender for the purchase of 500,000 shares of common stock at a purchase price of $0.312 per share. The fair value assigned to the warrant amounted to $0 and was determined using the Black-Scholes option pricing model. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The warrants expired on July 31, 2004. The loan is collateralized by substantially all of the assets of the Company's Canadian subsidiary on a pari passu basis up to $2,000,000. Subsequently a letter of agreement was signed to convert the loan to manditorily redeemable convertible preferred series C shares and the security will be released; the series C preferred shares have not yet been issued.

      On August 5, 2003, the Company announced that it had acquired the rights to build a cell phone game based on the "Zorro" character and trademark from Zorro Productions Inc. of California. A license agreement was entered into whereby the Company shall pay no royalties on the first $50,000 of net sales and subsequently the Company and the licensor shall share equally a royalty of 50% on net sales. There shall be no minimum royalty. The Company also entered into an agreement with an unrelated company to source additional "name brand" properties for cell phone game production and issued this unrelated company 200,000 restricted shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.25 per share, representing the closing bid price on the date of the board resolution.

      On September 30, 2003 the Company entered into a contract with an independent advisor to consult with the Company with regard to finance activities and general corporate development. The Company issued 100,000 restricted shares valued at $0.29 per share, representing the closing bid price on the date of the board resolution.

      On September 30, 2003 the Company issued 647,249 restricted shares in connection with the acquisition of certain assets of the data integration unit of SCI Healthcare Group. The shares were valued as at the closing price on September 18th, being the contracted determination date, which represented $200,000. An additional cash consideration of $175,000 was given in the form of a Promissory Note. There is a further provision to allow for the claw back of a percentage of the issued shares if certain gross revenue targets are not met. In September 2004 the Company determined that 194,174 shares would be held back and will be rescinded in 2005.

      On September 30, 2003 the Company issued 30,000 restricted shares to complete the purchase of the XML Connector source code from Karora Technologies Inc. The shares were valued at $0.28 per share, representing the closing bid price on the date of the board resolution. A cash consideration of CAD $10,000 has been paid additional to the aforementioned shares. The combined values of the XML purchase transactions were capitalized at September 30, 2003 and amortization commenced in the fourth quarter of 2003.

      On September 30, 2003 the Company issued 15,000 restricted shares as bonuses to employees for successful completion of certain technology. The shares were valued at $0.28 per share, representing the closing bid price on the date of the board resolution.

      On October 15, 2003 the Company issued 300,000 restricted shares to Danson Partners LLC, which represented full settlement of accounts payable to that party, together with interest, for a total value of $93,000. The shares were valued at $0.31 per share, being the closing price as of the date of issue.

      On December 26, 2003, the Company approved the issue of 1,727,273 restricted shares to the Chairman and CEO, the President and another manager in liquidation of the corporation's indebtedness to those individuals in respect of loans to the Company. The shares were issued on January 2, 2004, and were accrued at December 31, 2003 as Shares to be Issued in the sum of $380,000. The shares were valued at $0.22 per share, representing the lowest bid price on the three trading days immediately preceding the board meeting.

      On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. The Company issued 500,000 restricted shares to 1582579 Ontario Limited. These shares were valued at $0.24 per share, or an aggregate of $120,000 representing the market value on the date of the grant.

      On February 29, 2004 Mr. Kevin Birch, former Chief Technology Officer converted debts owed to him by ActiveCore into shares and was issued 209,688 shares representing conversion of debts in the amount of $50,325 at the rate of $0.24.

      On April 28, 2004, the Company's board of directors authorized the issuance of 4,666,666 shares of restricted common stock to two directors of the Company in satisfaction of debts owed to them amounting to $560,000. The shares were valued at $0.12 based on the closing bid price of the common stock on April 28, 2004.

      Also on April 28, 2004, the Company's board of directors authorized the issuance of 550,000 shares of restricted common stock, valued at $66,000 to certain new employees and consultants of the Company based on the closing bid price of the common stock on April 28, 2004.

      On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 3,075,820 shares of the Company's restricted common stock valued at $461,962.

      On June 21, 2004, the Company acquired all the outstanding common stock of Twincentric Limited of the UK for consideration of 1,556,024 common shares valued at $379,247.

      On July 12, 2004, the board of directors authorized the sale of 400,000 restricted common shares of stock from treasury to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchasers one warrant for each share at a purchase price of $0.18 expiring on November 30, 2005.

      Also on July 12, 2004, the board of directors authorized the purchase of a limited source code license for certain software for a value of $10,000 which is to be paid in the form of 66,600 restricted shares.

      Also on July 12, 2004, the board of directors authorized the issuance of 1,600,000 restricted shares in relation to a one way call agreement ("option") to acquire 8,000,000 shares of Infolink Technologies Ltd. On July 31, 2004, the Company signed an irrevocable one way call agreement which has not yet been exercised with a consultant to acquire 8,000,000 shares of Infolink. The 1,600,000 restricted common shares have been "issued" into safekeeping at a price of $0.15 for a value of $240,000 and continue to be held in safekeeping pending the potential completion of call agreement. The shares have not been included as issued on the balance sheet as shareholders equity nor has the offsetting asset of the shares of Infolink been included in assets. If the shares had been included the Company would have to include the results of Infolink as a minority holding. In the 12 month period ended August 31, 2004 Infolink had revenues of CAD $4,099,165 and recorded a net loss of CAD $32,856.

      Also on July 12, 2004, the board of directors authorized the issuance of 15,000 restricted common shares in consideration of a consulting contract valued at $2,250 for investment relations to an unrelated party. These shares were valued at $0.15.

      On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which have a purchase price of $0.03 and $0.06, pre-reverse split, respectively. Each preferred share is convertible into a common share at any time prior to five years from the date of issuance. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $4.00 for 30 days. The preferred shares will be paid a dividend at the rate of 10% per annum.

      Also on September 8, 2004, the board of directors authorized the issuance of 100,000 restricted common shares of stock valued at $15,000 to an employee which shares will be earned over the next four quarters.

      Also on September 8, 2004, the board of directors authorized the issuance of 1,200,000 restricted common shares of stock valued at $180,000 to an unrelated party to perform consulting services including identifying and sourcing acquisition candidates. These shares will be earned over the next year.

      On September 30, 2004 the Board of Directors authorized the issuance of 474,612 restricted common shares valued at $70,192 to the International Brotherhood of Electrical workers in payment of accrued interest to September 30, 2004 on the $500,000 term debt previously held against one of the Company's Canadian subsidiaries. Subsequently the IBEW committed to convert the debt into 500,000 series C preferred shares which have not yet been issued.

      On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to an officer and director for performing his duties for the fiscal year ended through to December 31, 2005.the shares will be earned on a quarterly basis.

      On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to an officer for performing his duties for the fiscal year ended through to December 31, 2005.the shares will be earned on a quarterly basis.

      On January 21, 2005 the board of directors authorized the issuance of 1,000,000 restricted common shares to a consultant to be earned at the rate of 250,000 shares per quarter for assisting the board of directors in matters of compliance.

      On January 21, 2005 the board of directors authorized the issuance of 80,000 restricted common shares to an unrelated firm for provision of Edgar filing services for the period December 8 2004 to December 7, 2005.

      On January 21, 2005 the board of directors authorized the issuance of 200,000 restricted common shares to each of the two independent board members for service on the board for the current year or until the next annual general meeting.

      On January 21, 2005 the board of directors authorized the issuance of 4,460,515 restricted common shares to a 50% shareholder of Cratos in connection with the acquisition of Cratos Technology Solutions Limited.

      On January 21, 2005 the board of directors authorized the issuance of 4,460,515 restricted common shares to to a 50% shareholder of Cratos in connection with the acquisition of Cratos Technology Solutions Limited.

      On January 21, 2005 the board of directors authorized the issuance of 3,403,227 restricted common shares to Sqltech Inc. in connection with the conversion of debt to equity related to the acquisition of Cratos Technology Solutions Limited.

      On January 21, 2005 the board of directors authorized the issuance of 600,000 restricted common shares to a shareholder of DisclosurePlus in connection with the acquisition of DisclosurePlus Inc.

      On January 21, 2005 the board of directors authorized the issuance of 200,000 post reverse split restricted common shares to a shareholder of DisclosurePlus in connection with the acquisition of DisclosurePlus Inc.

      On January 21, 2005 the Board of Directors authorized the issuance of 400,000 restricted common shares to an unrelated party for source code related to DisclosurePlus.

      On March 1, 2005 the Company effected a reverse split of its common shares on the basis of 10:1 and concurrently changed the listing symbol for the Company to ATVE. As a result of rounding up for the conversion to new shares a total of 50,010 shares were issued from treasury to ADP Clearing, Cede and Company, RBC Dominion, Brown Brother Harriman and the Bank of New York. The Company expects that some small number of additional shares will be required to complete the reverse split.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) ("ActiveCore" or the "Company") is a Nevada registered Company with its head office in Toronto, Ontario, Canada, and operations in the United States and the United Kingdom. The Company operates within the enterprise software and services market. The specific sector within the market has been described as "Smart Enterprise Suites" by the Gartner Group. The Company believes that this sector also includes "integrated corporate messaging". Simply put, our products and services for the enterprise software market provide data integration and application modernization while our products and services in the corporate messaging sector use the integrated data to reach out to stakeholders and customers of our clients. We market our products and services under a number of trading names ActiveCore Technologies, Cratos Technology Solutions, MDI Solutions, Twincentric, DisclosurePlus and ActiveCast.

      The Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for corporate customers. Software and services provided by the Company enable our customers to quickly integrate and extend the functionality of their current systems and data bases. This allows our clients to reach new or existing markets in new ways, or to improve internal and external processes. ActiveCore is actively searching for potential acquisition candidates to expand its client base or to expand the range of products and services that the Company can offer within the context of the Smart Enterprise Suite. To that end we made two acquisitions during fiscal 2004 namely, Twincentric Limited in the UK and C Comm Network Corporation located in Toronto. In the first quarter of fiscal 2005 we also acquired two additional companies DisclosurePlus Limited and Cratos Technology Solutions Inc. both of which are Canadian based.

      In 2004 the Company set up a "service provider" operation under the product identity "ActiveCast" whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLink and DynaPortal. In May of 2004, the Company acquired C Comm Network Corporation, which provides us with the infrastructure to generate revenue from this area of the Company's operations although there has been no revenue to date. The Company is actively increasing the scope and revenue earning capacity of that operation by investing in fixed assets and personnel to grow the revenue and client base. The Company is also concurrently searching for potential acquisition candidates that can expand the Company's communications infrastructure and the range of products and services that the Company can offer within the context of the Smart Enterprise Suite and broadcast services. In this area of operations, the Company competes with such companies as Infolink Technologies Limited in Canada, J2 Global Communications, Inc., Xpedite Corporation, Plumtree Corporation, and Vignette Corporation in North America and Europe.

      Also at times during the last two years the Company operated in the consumer marketplace. Specifically, in May 2002, the Company acquired the shares of Ignition Entertainment Ltd., a UK based company engaged in the development, licensing, publishing, marketing and distribution of console games and then sold the operation in March 2003. In early-to-mid-2003, the Company also increased its investment in the development and distribution of mobile games and ring tones together with a web distribution portal, however over the last several years, the Company determined that each of these investments were too costly to operate successfully and very susceptible to market risk. Accordingly, effective March 31, 2003, the Company divested its console games operations. Then effective February 29, 2004 the Company's remaining interests in the consumer market were divested when the Company sold its mobile game and ring tone development and distribution division known as SilverBirch Studios to a new company established by the Company's former Chief Technology Officer, Kevin Birch, for a combination of secured term debt, a royalty revenue stream, and a 5% equity holding in the new company.

Market Positioning Summary

ActiveCore's enterprise products provide portal, integration, modernization and content management. This gives ActiveCore the capability to deliver rapid and incremental deployment of enhanced enterprise systems which allows organizations to modernize existing applications, integrate data capture and data/message broadcasting without the need for wholesale changes to their existing IT infrastructure or application environment. ActiveCore facilitates our customers to extend the functions of their current data and enterprise systems, often called back office systems, through use of our core XML integration product, ActiveLink. Using ActiveLink, organizations can reach out to customers via mobile devices, portals or intra/extranets to bring data into or export data from their organizations via outbound messaging such as fax, email, texting, voice, or SMS and MMS messaging. ActiveCore terms this approach "Enabling the Smart Enterprise".

Recent Developments

      The Company has undergone very rapid growth over the 2004 fiscal year primarily as a result of the new focus on enterprise solutions. In the Company's ActiveCore, MDI Solutions, Twincentric and C-Comm/ActiveCast businesses, the Company is continuing to obtain substantial numbers of new clients. This division has generated revenue and substantial margins. We expect revenue to increase markedly throughout the remainder of 2005 as our recent Cratos Technology Solutions and DisclosurePlus acquisitions start to add to consolidated results.

      In 2003, and to a certain extent continuing into the 2004 fiscal year, the Company's operations in the healthcare field were adversely affected by the SARS situation in Toronto which caused many hospitals to restrict outside work and brought a halt to many IT projects. The Company chose to retain all the Company's staff throughout the period during which SARS affected the Company's revenue earning capacity. Many of the Company's healthcare clients have not yet managed to repair the damage to their operational and capital budgets caused by the extraordinary costs associated with the SARS epidemic. The Company anticipates that these healthcare institutions will begin to work their way out of their budget difficulties over the next few months and be able to once again spend money on improving their IT infrastructures.

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

      Divestiture Of Mobile And Web Based Games Division Of ActiveCore

      Effective February 29, 2004, ActiveCore sold its remaining interests in mobile and web based games with the divestiture of its mobile games group. Under the terms of the divestiture, a new company known as "SilverBirch Studios Limited" purchased the assets known as BladeofZorro.com, Recesgames.com and Silverbirchstudios.com, all U.S. registered trade names. Included with the assets sold to SilverBirch Studios Inc. were games that had been developed over the course of 2003 and early-2004, ring tones and other intellectual property. SilverBirch Studios Inc. has assumed distribution contracts for third party products included on the Recessgames.com website.

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

      On May 6, 2004, the Company entered into a Stock Purchase Agreement with C Comm Network Corporation, an Ontario corporation. Under the terms of the Stock Purchase Agreement, the Company purchased all of the outstanding shares of capital stock of C Comm from the shareholders for $461,962. The amount of consideration paid for the shares of C Comm stock was satisfied by the issuance of 3,075,820 restricted common shares of the Company. The amount of the consideration to be paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two previous fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. During the next year until June 30, 2005, the C Comm shareholders will contractually be entitled to an additional allotment of shares of the Company's common stock which amount will be determined by growth in revenues and the price of the Company's common stock. The amount of this additional allotment of shares will be based on the amount of revenues generated by C Comm over and above its pre-acquisition sales levels.

      Acquisition Of Twincentric Limited

      On June 21, 2004, the Company entered into a purchase and sale agreement with the shareholders of Twincentric whereby the Company paid 1,436,024 shares of the Company's common stock representing $350,000 for 50% of Twincentric, 20,000 shares of the Company's common stock representing $4,875 for the remaining 50% of Twincentric, and 100,000 shares of the Company's common stock representing $24,373 in trust for the employees of Twincentric. Following the acquisition, the Company also indemnified certain shareholders with respect to personal guarantees supporting Twincentric's operating line of credit.

      Twincentric is a products and services company aimed at the AS 400, IBM and Bull Mainframe Computer data integration and migration market. Twincentric has a broad range of customers in North America and Europe. The market for Twincentric's primary products consists of approximately 300,000 installations worldwide. The Company is actively supporting the marketing of Twincentric's products, primarily Net.Visual, into the North American market, while Twincentric will be assisting the Company in its marketing of ActiveLink into the European market. Following the acquisition of Twincentric, The Company closed its London office and moved to Witney, UK.

Results Of Operations

      Twelve Months Ended December 31, 2004 Compared With The Twelve Months Ended December 31, 2003

The financial results examined below for both the fiscal year ended December 31, 2004 and for December 31, 2003 exclude any results from Ignition Entertainment Limited, our former UK based subsidiary, which was a video games developer and distributor which is recorded as a discontinued operation in the fiscal 2003 year. In addition the results for 2004 and 2003 exclude any results for SilverBirch Studios, our former cell phone game development division, which was sold effective February 29, 2004. Costs related to SilverBirch Studios, our former internal mobile games and ring tone group are included as discontinued operations in the fiscal 2003 results.

      Revenues. During the twelve months ended December 31, 2004, we generated $3,954,881 in revenue in comparison to revenue of $612,953 in the 2003 fiscal year. From a revenue source perspective in 2004 revenues were from a combination of MDI, Twincentric, Activecore and C Comm/ActiveCast while in 2003 $612,599 came from MDI and from data solutions products and services. The main component of the 2004 increase relates to sales of Activelink of approximately $2.9 million. Revenue from mobile game downloads was only $354 in the 2003 year. Revenue in 2004 is net of $100,000 for an imputed interest component for receivables which are collectable over the term of the receivables.

      Cost of Sales. Cost of sales was $1,022,327 for the twelve months ended December 31, 2004 versus $536,579 for the twelve months ended December 31, 2003. The principal cost of sales items in 2004 consisted of direct wages of $835,242 and $187,085 for depreciation and amortization. In 2003, cost of sales consisted of direct labor of $141,172 for MDI personnel and third party software publisher costs and $395,407 of amortization of software licence fees related to the Company's distribution licence for classifier and I-Bos. The result of the cost of sales components elaborated above led to a positive gross margin in fiscal 2004 of $2,932,554 while in 2003 of the gross profit was $76,374.

      Operating Expenses. Total operating expenses from continuing operations for the twelve months ended December 31, 2004 were $3,597,973 versus $3,276,395 for the fiscal year ended December 31, 2003. As a whole we believe that operating expenses in 2005 will be higher than in 2004 as a result of additional acquisitions that the Company has planned and executed to date in 2005.

      Salaries and Wages: In the fiscal 2004 salaries and wages were virtually unchanged at $1,359,021 versus 2003 fiscal year salaries and wages of $1,369,190 even though there were several acquisitions made in 2004. In 2003 salaries and wages included $43,679 related to staff expenses in our former Chicago office.

      Consulting Fees: In fiscal 2004 we paid $439,413 in consulting fees which represent the costs of some of our contractors and other consultants. In 2003 we paid $191,131 in consulting fees. In fiscal 2003 actual cash of $4,282 was paid out to personnel who bill out as consultants and $186,849 was paid in the form of stock. In 2004, actual cash of $125,163 was paid for consultants and $314,250 was paid in stock. In 2003 these fees were paid to consultants involved in sourcing additional games for our mobile games group and assistance in sourcing additional healthcare products and contracts. Additional details are located in the section entitled employees and consultants elsewhere in this 10KSB.

      Legal and Accounting: In the fiscal year ended December 31, 2004 we incurred legal and accounting fees of $465,152 versus expenses of $375,162 for accounting and legal fees in the fiscal year ended December 31, 2003. The large increase was as a result of various lawsuits which the Company is defending itself against as well as the cost of the two acquisitions made during 2004. Of the 2004 expense $405,096 was paid at the parent Company level consisting of legal of $156,225 and auditing and accounting of $248,871. At the subsidiary level, accounting and auditing was $30,285 and legal was $29,769. Of the 2003 expenses, $25,392 was paid for auditing and accounting at the Canadian subsidiary level while $349,769 was paid at the parent Company level consisting of $211,595 for accounting and auditing and $137,874 for legal expenses. In both years the expenses related to the high cost of remaining a public Company in today's regulatory environment. Form SB-2's were filed in both years. We anticipate spending more funds in 2005 than in 2004 as the requirements of the Sarbanes-Oxley Act and other changes to the audit and accounting environment have greatly increased the cost of remaining a public company. As well we anticipate that there will be at least two acquisitions in 2005 which will raise the overall cost of audit and legal fees.

      General and Administrative Expenses: In the fiscal year ended December 31, 2004 General and Administrative expenses increased year over year from $911,851 in the fiscal year ended December 31, 2003 to $969,907 in the fiscal year ended December 31, 2004.

      In 2004 the largest components of General and Administration expenses related to telephone fax and other communications of $114,393, travel and entertainment of $65,178, rent and occupancy of $90,873. In 2003 the largest components of General and Administrative expenses related to a write off of $197,800 for previously non-amortized finance commitment fees, $203,133 in financing commissions, $176,661 in investor relations expenses and a write off of future tax assets of $91,146 all at the parent Company level. The contract to Hawk Associates for investor relations was cancelled early in 2004 and these expenses are not expected to be recurring. At the Canadian subsidiary level $145,536 was recorded to G&A of which the largest expenses were $57,051 to rent and occupancy expenses and $24,275 to advertising and promotion expenses.

      Financial Advisory Fees:

      In the fiscal year ended December 31 2004 the Company expensed $30,967 in advisory fees versus $67,864 in fiscal year ended December 31, 2003. In 2004 the Company paid $3,182 to the transfer agent $17,050 in financing commissions and $7,250 in financial advisory fees. In 2003 the Company paid $1,192 to the transfer agent and $66,672 was paid to a combination of Wayne Danson of Danson and Associates, Sonny Goldstein and Snider Financial Group, the later two for assistance in arranging the first tranche of a planned 2,000,000 term debt financing

      Research and Development Expense:

      In the fiscal year ended December 31, 2004 the Company spent $141,063 in Research and Development expenses and $196,664 in 2003.

      Amortization and Depreciation: In the fiscal year ended December 31, 2004 the Company incurred $192,450 in depreciation and amortization. In the fiscal year ended December 31, 2003 the Company recorded deprecation of $47,322 all of which related to depreciation on equipment used within the operations in Canada and the U.S. Amortization of source code or other software acquired by the Company as products for resale are included in cost of sales as a separate item.

      Acquisition Fees: In the fiscal year ended December 31, 2004 the Company did not have any acquisition fees associated with its activities whereas in the fiscal year ended December 31, 2003 the Company recorded costs of $117,211 associated with the acquisition of the use of the name E-Communities UK Limited and a marketing agreement for eXml products.

      Income (Loss) from Operations

      In the fiscal year ended December 31, 2004 we incurred a loss from operations of $665,419 versus a loss on operations of $3,200,021 in the year ended December 31, 2003. While costs were almost the same in the two years, sales were up substantially in 2004 which was the most salient difference between the results for the two periods. In fiscal 2003 we had built up our infrastructure to accomplish sales and in 2004 our sales force was able to conclude significant sales activities. By replacing the cost of the cell phone game developers in 2004 with consultants and sales personnel in data integration and corporate messaging the Company was able to become much more effective at earning revenues.

      We expect that in 2005 we will be able to continue the trend to higher revenues such that in 2005 we will record a profit on continuing operations. The acquisition of Cratos Technology is expected to add approximately 10 million to gross revenue over the remainder of 2005. Moreover the UK operation was able to conclude a multi-year multi million dollar contract with a large manufacturing entity in the first quarter of 2005.

      Other Income (Expense)

      Gain on early extinguishment of debts: In 2004 we recorded a $2,000 gain on the early extinguishment of a debt to Jarvis and Associates from the conversion of debt to equity. In 2003 we recorded a gain due to a forgiveness of debt of $21,034 for accounting services related to the period prior to 2002.

      Interest income: Income from interest on cash on hand and from the vendor take back note for SilverBirch Studios was $37,470 in the fiscal 2004 period versus interest from cash on hand of $6,497 in the fiscal year ended December 31, 2003. Although we have not included the gain on sale from the SilverBirch division in the fiscal year ended December 31, 2004 we did receive cash interest on the vendor take back note. We expect to receive interest and principal payments on the note in 2005 following completion of the financing arrangements being undertaken by SilverBirch which will then be shown as a gain on sale in 2005. Cash receipts from interest will be included in 2005 as the note from SilverBirch is collected.

      Interest Expense: Interest expense was higher in fiscal year 2004 at $206,114 compared to fiscal year 2003 at $150,478 primarily as a result of additional overdraft and term debt facilities in 2004. In 2003 we had a note payable with Cornell Capital during the majority of the 2003 fiscal year and as a result of the accrued interest on the term note that we executed with the International Brotherhood of Electrical Workers in July 2003. We expect that interest costs will rise during fiscal 2005 as additional finance arrangements are put in place to finance working capital needs which will rise with the acquisition of Cratos Technology.

      Foreign Exchange Gain: The Company recorded a foreign exchange gain of $174,326 in the fiscal year 2004 compared to a gain of $85,643 in the fiscal year ended December 31, 2003. In fiscal years 2004 and in 2003 both the Canadian dollar and UK pound gained significantly against the US dollar.

      Total Other Income (Expense): As a result of the foregoing items the Company recorded a positive result on other income of $7,682 in 2004 compared to an expense or loss of $37,304 in the fiscal year 2003.

      Loss from Continuing Operations: In 2004 we recorded a loss on continuing operations of $657,737 versus a loss of $3,237,325 in 2003. The key elements that drove the loss was the operating loss reported in the first quarter of fiscal 2004 prior to selling SilverBirch Studios coupled with the delay in closing a large contract by our UK subsidiary which contract was closed in the first quarter of 2005 rather than as expected in the fourth quarter of 2004.

      Discontinued Operations: On February 29, 2004 we sold the cell phone game and ring tone development and distribution division known as SilverBirch Studios. During the first two months of 2004 the division lost $132,419. As payment for the sale of the division the Company took back a promissory note in the amount of CAD $1,000,000 secured in first position by certain assets that had been developed. Because the risk on the note has not been fully transferred to SilverBirch management has taken the view that it cannot include the gain on sale from the division in its financial statements for the period ended December 31, 2004. In the financial year ended December 31, 2004 we have included in income only the interest received in the way of actual cash. The Company will include any gain that may be earned, as it is received, in fiscal 2005 as payments are made against the note. Previously, most notably in the results for the first quarter ended March 31, 2004, we had shown the loss on discontinued operations of $132,419 for the first two months of operations in fiscal year 2004 for the SilverBirch division offset by the sale price of CAD $1,000,000 relating to the note.

      In 2003 as a result of the sale of our former subsidiary Ignition Entertainment limited and as a result of reclassifying certain costs in 2003 associated with SilverBirch Studios we realized a gain on discontinued operations of $1,391,341 for the fiscal year ended December 31, 2003. In fiscal year 2003 we realized a loss on the operations for the time period that we owned the Ignition Entertainment subsidiary of $765,888 which was offset by a gain of $2,396,009 from disposition.

      Net Income (Loss). As a result of the items indicated above we recorded a loss of $790,156 for the fiscal year ended December 31, 2004 versus a net loss of $1,845,984 in the fiscal year ended December 31, 2003. Included in this reported loss is $100,000 as an allocation for the imputed interest or net present value of the multi-month receivables yet to be received on sales revenue in the fiscal 2004 period. We expect that for the fiscal 2005 period we will be able to show overall profitability which will be enhanced as a result of recording payments on the SilverBirch note without any ongoing allocation for discontinued operations. As a result of not recording the effect of the SilverBirch note results in 2005 will be higher as collection of the SilverBirch note is completed from the financing of SilverBirch that is currently underway.

      Preferred Dividends Paid. In fiscal 2004 we made a preferred dividend payment of $7,300 on the series A preferred stock that we issued in the fourth quarter of the year. In 2003 we did not make any dividend payments.

      Earnings (Loss) per share: In fiscal 2004 we recorded a loss of ($0.02) earnings per share based on the weighted average share outstanding versus a loss on earnings per share of $(0.10) in fiscal 2003 compared to a fiscal 2003 loss of $(0.17) per share from continuing operations in 2003. We believe that the trend to improved results will continue during fiscal 2005 and that this coming fiscal year will be much more profitable for the Company.

Liquidity and Capital Resources

      Prior to December 31, 2001 the Company financed its operations through a combination of convertible securities and the private placement of shares. During the first part of the fiscal year ended December 31, 2004 the Company continued its $10,000,000 Cornell Capital Partners LP equity line of credit and drew occasionally. However such draws placed extreme pressure on the share price. Since May 2004 the Company has been able to meet its cash obligations through sales of product, support from its management and the occasional sale of shares to private investors. Our primary need for cash is to fund our growth in the various subsidiaries within the ActiveCore group including MDI Solutions, Twincentric and C Comm Network Corporation and to establish our service bureau operation for corporate messaging and to defray the cost of remaining a public Company until such time that the sale of our products and services generates sufficient net revenue to repay our current debt obligations and ongoing costs of operations.

      As at December 31, 2004, our need for cash included satisfying $3,728,418 of current liabilities which consisted of accounts payable of $955,407, (of which $226,824 is recorded as owing to Orchestral Corporation and is not likely to require payout), an overdraft of $194,749, the current portion of a bank term loan of $26,095, $564,386 of accrued liabilities, taxes payable of $957,011, the current portion of leases payable of $22,093, and other current liabilities of $27,247, the current portion of notes payable of $831,066 and debt to related parties of $132,364. The Company has long-term debt of $522,069, made up of $30,447 in long term leases due and $147,872, which is the long term portion of a bank term loan due over the next six and one half years. We also have recorded a note payable of $343,750 which is the long term portion of the IBEW loan which will be converted to series C preferred shares in 2005.

      Following the fiscal year ended December 31, 2004 the Company reached an agreement with the Canada Revenue Agency to term out the outstanding taxes payable such that the full amount of past due taxes will be repaid over a term of 12 months.

      During fiscal years 2003 and 2004, upon several SB-2 Registration's becoming effective. The Company received cash from Cornell Capital in the form of promissory notes. In total, $970,000 of proceeds were received from the issuance of promissory notes net of a 3% cash fee of $30,000, which yields an effective interest rate of approximately 12% per annum. During the first nine months ended September 30, 2004, the Company repaid all of these promissory notes. The credit line from Cornell expired in April 2005 and there are no plans to renew the line as it is places too much pressure on the stock price.

      In April 2002, ActiveCore entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, ActiveCore could issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $10 million. On February 14, 2003 an SB-2 that was filed by the Company was declared effective by the SEC and on December 19, 2003 an additional SB-2 was declared effective. Under the terms of the Equity Line of credit the Company could provide notice to Cornell and Cornell could purchase from the Company shares equal to 92% of the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance was subject to an aggregate maximum advance amount of $425,000 in any thirty-day period. Cornell Capital Partners was entitled to retain 3.0% of each advance. In April 2002, ActiveCore paid Cornell a one-time fee equal to $330,000, paid in the form of 303,200 shares of common stock. In addition, ActiveCore entered into a placement agent agreement with Westrock Advisors, Inc., a registered broker-dealer. Pursuant to the placement agent agreement, ActiveCore paid a one-time placement agent fee of 10,000 shares of common stock, which was valued at $2.00 per share, or an aggregate of $20,000, on the date of issuance. ActiveCore agreed to pay Danson Partners, LLC, a consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 104,000 shares of common stock.

      The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $3,000,000, which would include the satisfaction of current liabilities of $3,728,418. As of December 31, 2004, the Company had a working capital deficiency of $802,142 which is the lowest working capital deficiency in the last two years. The Company anticipates that its working capital over the next 12 months will come primarily from collection of accounts receivable, cash flow from acquisitions, private sales of equity, proceeds from the sale of products, profits, operating credit lines, term loans, which may or may not be secured by assets, or contain conversion features which may lead to additional shares being issued, or support from management and other shareholders. In addition the Company is in the process of completing a CAD $2,000,000 operating line from a Canadian Bank associated with the ongoing operations of Cratos.

      If the Company is unable to obtain additional funding from other sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on our business and this may force us to re-organize, reduce our investment in, or otherwise divest of one or more of our operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing our expected revenues and net income in 2005 and 2006.

Going Concern

Our independent auditors have issued a going concern opinion on our consolidated financial statements that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has an accumulated deficit at December 31, 2004 of $37,892,002. The Company has funded its activities to date almost exclusively from debt and equity financings. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

The Company's ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations And Commercial Commitments

      The following chart sets forth ActiveCore's contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                             Payments Due by Period
                                     --------------------------------------------------------------
                                                                    Total
                                     --------------------------------------------------------------
                                                    Less than                               After
Contractual Obligations                 Total        1 Year      1-3 years    4-5 Years    5 Years
                                     ----------   ----------   ----------   ----------   ----------
Term Loan                               173,967       26,095       52,190       52,190       43,492
Leases Payable                           52,540       22,093       30,447         --           --
Notes Payable                         1,174,816      831,066      250,000       93,750

Total Contractual Cash Obligations   $1,401,323   $  879,254   $  332,637   $  145,940   $   43,492

      Capital Resources

Consolidated Statement of Cash Flows:

Cash on the consolidated balance sheet increased from $nil at December 31, 2003 to $53,736 as at December 31, 2004.

Net Cash Used In Operating Activities:

Net cash used in operating activities was $1,568,857 and $2,296,836 for the years ended December 31, 2004 and 2003 respectively. In 2004 the cash used in operating activities consisted primarily of financing a growth in accounts receivable and a loss on operations and discontinued operations of $790,156. In 2003, the cash used in operating activities consisted primarily of a net loss of $1,845,984 which included a net gain from discontinued operations of $2,396,009 and non-cash activities of $758,186 for deprecation and amortization and $918,950 for stock issued for compensation and other costs and services.

Net Cash Used by Investing and Financing Activities:

Net cash used by investing activities was $293,719 in fiscal 2004, consisting primarily of investment in property and equipment, versus $75,578, consisting chiefly of the purchase of software rights, for the year ended December 31, 2003. Chief sources of cash were: proceeds of notes payable of $717,868; $510,000 from the Cornell equity line, which has subsequently all been repaid; bank overdraft facilities of $194,749;the issuance of preferred shares for $350,000; and $555,562 provided as short term advances by related parties. An additional $150,000 in proceeds of preferred shares was received subsequent to the year end. We also repaid $226,101 of notes payable in 2004.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements are prepared in accordance with with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities.

The Company believes that of its accounting policies (see Note 1 of the Notes to the Consolidated Financial Statements) the following reflect more significant estimates and judgements:

Revenue Recognition

A significant portion of all of the Company's net sales are derived from commercial software development and sales activities, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

The Company recognizes revenue for software sales in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. For the fiscal year 2004 and 2003 the Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer.

The Company's payment arrangements with its customers provide primarily multi month terms unless the purchase price is relatively low. As a result of the multi-month terms an imputed interest cost accounting for the net present value of the terms was deducted in determining the amount of revenue and receivable recognized.

The Company recognizes revenue in the period in which the service is performed and collection is reasonably assured.

Allowances For Doubtful Accounts

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

Capitalized Software Development Costs

The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a product by product basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred.

Income Taxes

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

Translation and Re-Measurement of Foreign Currencies

Certain of the Company's operations are domicilied in Canada and the United Kingdom. As a result, the assets and liabilities of these foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficiency. Foreign currency transaction gains or losses are reported in results of operations.

Recent Accounting Pronouncements

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

Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not have any arrangements with variable interest entities that would require the Company to consolidate additional financial information within the Company's financial statements.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares - Based Payment, ("SFAS No. 123 R"), which amends, "Accounting for Stock - Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) required compensation expense to be recognized for all share - based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005. The statement allows companies to adopt its provision using either of the following transition alternatives:

      (i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date; or

      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company has not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

The adoption of these recent pronouncements will not have a material effect on the Company's consolidated financial position or results of operations.

                          Item 7. Financial Statements

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE     F-3        REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE     F-5        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

PAGE     F-6        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE     F-7        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                    DECEMBER 31, 2004 AND 2003

PAGES    F-8        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                    DECEMBER 31, 2004 AND 2003

PAGES    F-10       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER
                    31, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
   ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries

We have audited the accompanying consolidated balance sheet of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries as of December 31, 2004, and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a net loss of $790,156 and a negative cash flow from operations of $1,568,857 for the year ended December 31, 2004, and has a working capital deficiency of $802,142 as at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Dunwoody LLP
Toronto, Ontario
April 20, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
   ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries

We have audited the accompanying consolidated balance sheet of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries as of December 31, 2003 and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, to the consolidated financial statements, the Company has recurring net losses and negative cash flows from operations and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 19, 2004

       ACTIVECORE TECHNOLOGIES, INC (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003


                                     ASSETS
                                                                                              December 31,   December 31,
                                                                                                 2004           2003
                                                                                             ------------    ------------
CURRENT ASSETS
Cash                                                                                         $     53,736    $         --
Accounts receivable, net                                                                        2,708,335         128,601
Other receivables                                                                                  20,992         189,120
Prepaid expenses and other current assets                                                         143,213          31,500
                                                                                             ------------    ------------
     Total Current Assets                                                                       2,926,276         349,221
                                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                                       312,460          43,726
                                                                                             ------------    ------------

OTHER ASSETS

Goodwill and other intangible assets, net                                                       1,796,141         458,142
Investments at cost                                                                               262,648         250,000
Deferred consulting and financing expense                                                         175,009         123,119
Deferred equity line commitment fees                                                               16,092         112,668
Net assets from discontinued operations                                                                --          16,335
                                                                                             ------------    ------------
     Total Other Assets                                                                         2,249,890         960.264
                                                                                             ------------    ------------
TOTAL ASSETS                                                                                 $  5,488,626    $  1,353,211
                                                                                             ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft                                                                               $    194,749    $         --
Accounts payable                                                                                  955,407         666,348
Accrued liabilities                                                                               564,386         249,685
Taxes payable                                                                                     957,011         301,378
Leases payable, current portion                                                                    22,093           7,652
Long-term debt, current portion                                                                   857,161         557,299
Common stock to be issued                                                                          18,000          18,000
Due to related parties                                                                            132,364         117,874
Other current liabilities                                                                          27,247           7,729
                                                                                             ------------    ------------
     Total Current Liabilities                                                                  3,728,418       1,925,965
                                                                                             ------------    ------------

LONG-TERM LIABILITIES
Long-term debt                                                                                    491,622         447,917
Leases payable, long-term                                                                          30,447           2,464
                                                                                             ------------    ------------
     Total Long-Term Liabilities                                                                  522,069         450,381
                                                                                             ------------    ------------
TOTAL LIABILITIES                                                                               4,250,487       2,376,346
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 50,000,000 shares authorized
Preferred Stock issued and outstanding
Series A, 8,333,333 and 0 shares as of December 31, 2004 and 2003 respectively (aggregate
liquidation value $250,000 and $0, respectively)                                                    8,333              --
Series B, 4,169,667 and 0 shares as of December 31, 2004 and  2003 respectively (aggregate
liquidation value $250,000 and $0, respectively)                                                    4,168              --
Common stock, $0.01 par value, 500,000,000 shares authorized, 46,711,708 and 28,620,700
shares issued and outstanding at December 31,2004 and  2003, respectively                         467,117         286,207
Common stock to be issued, nil and 1,727,273 shares as of December 31, 2004 and 2003
respectively                                                                                           --         380,000
Common stock to be returned, 252,725 and nil shares as of December 31, 2004 and 2003
respectively                                                                                      (68,783)             --
Additional paid-in capital                                                                     39,137,498      36,382,766
Accumulated deficit                                                                           (37,892,002)    (37,094,546)
Treasury stock, nil and 1,100,000 shares as of December 31, 2004 and 2003 respectively                 --        (770,000)
Accumulated other comprehensive loss                                                             (256,204)       (158,586)
Subscription Receivable - Preferred                                                              (150,000)             --
Deferred compensation                                                                             (11,988)        (48,976)
                                                                                             ------------    ------------
     Total Stockholders' Equity (Deficiency)                                                    1,238,139      (1,023,135)
                                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                      $  5,488,626    $  1,353,211
                                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
       EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             Preferred Stock
                                                              ---------------------------------------------------------------


                                                                  Shares          Amount          Shares         Amount
                                                                 Series A        Series A        Series B       Series B
                                                              ---------------------------------------------------------------
Balance, December 31, 2002                                                  -             $ -              -             $ -
Stock issued for services
Stock issued for management compensation
Stock issued and to be issued for shareholder debt
Stock issued to repay line of credit debt
Stock issued for investment
Stock issued for asset acquisitions
Stock issued for acquistion costs
Stock issued for settlement
Stock issued to former shareholders
  of Ignition Entertainment Ltd.                                    3,500,000           3,500
Conversion of preferred stock to common stock                      (3,500,000)         (3,500)
Stock received from the sale of Ignition Entertainment Ltd.
Net loss for period
Cumulative translation adjustment
Comprehensive Loss
                                                              ---------------------------------------------------------------
  Balance, December 31, 2003                                                -               -              -               -

Stock issued for services
Stock Issued for compensation
Stock issued for stockholder debt
Stock Issued for debt repayment
Stock issued for payment of accrued liability
Stock Issued for acquisitions
Cancellation of treasury stock
Purchase price adjustment on acquisition by stock
Series A Preferred Issued for cash                                  8,333,333           8,333
Series B Preferred Issued for Subscription Receivable                                              4,167,667           4,168
Stock issued for cash
Unpaid Subscription
Deferred cost recognized
Net Profit  for period
Series A Preferred Dividend
Cumulative translation adjustment
Comprehensive Loss
                                                              ---------------------------------------------------------------
 Balance, December 31, 2004                                         8,333,333         $ 8,333      4,167,667         $ 4,168
                                                              ===============================================================

                                                                                                      Common Stock to be
                                                                                                      Issued / (Returned)
                                                                                              ------------------------------------

                                                                                  Common
                                                                    Common        Stock
                                                                    Shares        Amount           Shares            Amount
                                                              --------------------------------------------------------------------
Balance, December 31, 2002                                           $ 9,944,926     $ 99,449                 -               $ -
Stock issued for services                                              2,681,330       26,813
Stock issued for management compensation                               2,000,000       20,000
Stock issued and to be issued for shareholder debt                     3,717,265       37,173         1,727,273           380,000
Stock issued to repay line of credit debt                              2,900,000       29,000
Stock issued for investment                                            1,000,000       10,000
Stock issued for asset acquisitions                                      727,249        7,272
Stock issued for acquistion costs                                        350,000        3,500
Stock issued for settlement                                              300,000        3,000
Stock issued to former shareholders
  of Ignition Entertainment Ltd.                                       1,500,000       15,000
Conversion of preferred stock to common stock                          3,500,000       35,000
Stock received from the sale of Ignition Entertainment Ltd.
Net loss for period
Cumulative translation adjustment
Comprehensive Loss
                                                              --------------------------------------------------------------------
  Balance, December 31, 2003                                          28,620,770      286,207         1,727,273           380,000

Stock issued for services                                              1,815,000       18,150
Stock Issued for compensation                                          1,130,000       11,300
Stock issued for stockholder debt                                      6,603,627       66,036        (1,727,273)         (380,000)
Stock Issued for debt repayment                                        4,343,866       43,439
Stock issued for payment of accrued liability                            266,600        2,667
Stock Issued for acquisitions                                          4,631,845       46,318
Cancellation of treasury stock                                        (1,100,000      (11,000)
Purchase price adjustment on acquisition by stock                                                      (194,175)          (60,000)
Series A Preferred Issued for cash
Series B Preferred Issued for Subscription Receivable
Stock issued for cash                                                    400,000        4,000
Unpaid Subscription                                                                                     (58,550)           (8,783)
Deferred cost recognized
Net Profit  for period
Series A Preferred Dividend
Cumulative translation adjustment
Comprehensive Loss
                                                              --------------------------------------------------------------------
 Balance, December 31, 2004                                           46,711,708    $ 467,117          (252,725)        $ (68,783)
                                                              ====================================================================

                                                              Additional                                              Other
                                                               Paid-in          Accumulated        Treasury       Comprehensive
                                                               Capital            Deficit            Stock        Income (Loss)
                                                             -----------------------------------------------------------------------
Balance, December 31, 2002                                      $ 20,870,864      $ (35,248,562)            $ -            $ 15,908
Stock issued for services                                            689,887
Stock issued for management compensation                             520,000
Stock issued and to be issued for shareholder debt                   892,143
Stock issued to repay line of credit debt                            869,088
Stock issued for investment                                          240,000
Stock issued for asset acquisitions                                  213,628
Stock issued for acquistion costs                                     98,000
Stock issued for settlement                                           90,000
Stock issued to former shareholders
  of Ignition Entertainment Ltd.                                  11,930,656
Conversion of preferred stock to common stock                        (31,500)
Stock received from the sale of Ignition Entertainment Ltd.                                            (770,000)
Net loss for period                                                                  (1,845,984)
Cumulative translation adjustment                                                                                          (174,494)
Comprehensive Loss
                                                             -----------------------------------------------------------------------
  Balance, December 31, 2003                                      36,382,766        (37,094,546)       (770,000)           (158,586)

Stock issued for services                                            296,100
Stock Issued for compensation                                        199,700
Stock issued for stockholder debt                                    924,288
Stock Issued for debt repayment                                      699,921
Stock issued for payment of accrued liability                         55,333
Stock Issued for acquisitions                                        794,891
Cancellation of treasury stock                                      (759,000)                           770,000
Purchase price adjustment on acquisition by stock
Series A Preferred Issued for cash                                   241,667
Series B Preferred Issued for Subscription Receivable                245,832
Stock issued for cash                                                 56,000
Unpaid Subscription
Deferred cost recognized
Net Profit  for period                                                                 (790,156)
Series A Preferred Dividend                                                              (7,300)
Cumulative translation adjustment                                                                                           (97,618)
Comprehensive Loss
                                                             -----------------------------------------------------------------------
 Balance, December 31, 2004                                     $ 39,087,498       $(37,892,002)            $ -          $ (256,204)
                                                             =======================================================================

                                                                Subscription       Subscription
                                                                 Receivable         Receivable
                                                                   Common           Preferred           Deferred
                                                                    Stock             Stock           Compensation
                                                              ---------------------------------------------------------
Balance, December 31, 2002                                                  $ -                $ -                 $ -
Stock issued for services                                                                                      (48,976)
Stock issued for management compensation
Stock issued and to be issued for shareholder debt
Stock issued to repay line of credit debt
Stock issued for investment
Stock issued for asset acquisitions
Stock issued for acquistion costs
Stock issued for settlement
Stock issued to former shareholders
  of Ignition Entertainment Ltd.
Conversion of preferred stock to common stock
Stock received from the sale of Ignition Entertainment Ltd.
Net loss for period
Cumulative translation adjustment
Comprehensive Loss
                                                              ---------------------------------------------------------
  Balance, December 31, 2003                                                  -                  -             (48,976)

Stock issued for services
Stock Issued for compensation
Stock issued for stockholder debt
Stock Issued for debt repayment
Stock issued for payment of accrued liability
Stock Issued for acquisitions
Cancellation of treasury stock
Purchase price adjustment on acquisition by stock
Series A Preferred Issued for cash
Series B Preferred Issued for Subscription Receivable                                     (150,000)
Stock issued for cash                                                         -
Unpaid Subscription                                                           -
Deferred cost recognized                                                                                        36,988
Net Profit  for period
Series A Preferred Dividend
Cumulative translation adjustment
Comprehensive Loss
                                                              ---------------------------------------------------------
 Balance, December 31, 2004                                                 $ -         $ (150,000)          $ (11,988)
                                                              =========================================================

                                                                  Total
                                                              --------------

Balance, December 31, 2002                                      (14,262,341)
Stock issued for services                                         $ 667,724
Stock issued for management compensation                          $ 540,000
Stock issued and to be issued for shareholder debt              $ 1,309,316
Stock issued to repay line of credit debt                         $ 898,088
Stock issued for investment                                       $ 250,000
Stock issued for asset acquisitions                               $ 220,900
Stock issued for acquistion costs                                 $ 101,500
Stock issued for settlement                                        $ 93,000
Stock issued to former shareholders                                     $ -
  of Ignition Entertainment Ltd.                               $ 11,949,156
Conversion of preferred stock to common stock                           $ -
Stock received from the sale of Ignition Entertainment Ltd.      $ (770,000)
Net loss for period                                            $ (1,845,984)
Cumulative translation adjustment                                $ (174,494)
                                                              --------------
Comprehensive Loss                                             $ (2,020,478)
                                                              --------------
  Balance, December 31, 2003                                   $ (1,023,135)

Stock issued for services                                         $ 314,250
Stock Issued for compensation                                     $ 211,000
Stock issued for stockholder debt                                 $ 610,324
Stock Issued for debt repayment                                   $ 743,360
Stock issued for payment of accrued liability                       $58,000
Stock Issued for acquisitions                                     $ 841,209
Cancellation of treasury stock                                          $ -
Purchase price adjustment on acquisition by stock                 $ (60,000)
Series A Preferred Issued for cash                                $ 250,000
Series B Preferred Issued for Subscription Receivable             $ 100,000
Stock issued for cash                                              $ 60,000
Unpaid Subscription                                                $ (8,783)
Deferred cost recognized                                           $ 36,988
Net Profit  for period                                           $ (790,156)
Series A Preferred Dividend                                        $ (7,300)
Cumulative translation adjustment                                 $ (97,618)
                                                              --------------
Comprehensive Loss                                               $ (895,074)
                                                              --------------
 Balance, December 31, 2004                                     $ 1,238,139
                                                              ==============


       See accompanying notes to these Consolidated Financials Statements

       ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     December 31,    December 31,
                                                                        2004             2003
                                                                     ------------    ------------
REVENUES                                                             $  3,954,881    $    612,953
                                                                     ------------    ------------

COST OF SALES
Direct wages                                                              835,242         141,172
Amortization of licensing agreements and other costs                      187,085         395,407
                                                                     ------------    ------------
Total Cost of Sales                                                     1,022,327         536,579
                                                                     ------------    ------------

GROSS PROFIT (LOSS)                                                     2,932,554          76,374
                                                                     ------------    ------------

OPERATING EXPENSES
Salaries and wages                                                      1,359,021       1,369,190
Consulting fees                                                           439,413         191,131
Research and development                                                  141,063         196,664
Legal and accounting                                                      465,152         375,162
General and administrative                                                969,907         911,851
Financial advisory fees                                                    30,967          67,864
Amortization and depreciation                                             192,450          47,322
Acquisition costs                                                              --         117,211
                                                                     ------------    ------------
Total Operating Expenses                                                3,597,973       3,276,395
                                                                     ------------    ------------

LOSS FROM OPERATIONS                                                     (665,419)     (3,200,021)
                                                                     ------------    ------------

OTHER INCOME (EXPENSE)
Gain on early extinguishment of debt                                        2,000          21,034
Interest income                                                            37,470           6,497
Interest expense                                                         (206,114)       (150,478)
Foreign exchange gain                                                     174,326          85,643
                                                                     ------------    ------------
Total Other Income (Expense)                                                7,682         (37,304)
                                                                     ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                          (657,737)     (3,237,325)

Discontinued Operations: (See note 2):
Loss from discontinued operations - SilverBirch Studios                  (132,419)       (238,780)
Loss from discontinued operations - Ignition Entertainment Limited             --        (765,888)
Gain on sale of discontinued operations                                        --       2,396,009
                                                                     ------------    ------------
Gain (Loss) from Discontinued Operations, Net                            (132,419)      1,391,341
                                                                     ------------    ------------

NET LOSS                                                             $   (790,156)   $ (1,845,984)
                                                                     ============    ============
Preferred Stock Dividend                                                    7,300              --
                                                                     ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                         $   (797,456)   $ (1,845,984)
                                                                     ------------    ------------

LOSS PER COMMON SHARE FROM CONTINUING
    OPERATIONS - BASIC AND DILUTED                                   $      (0.02)   $      (0.17)
                                                                     ============    ============

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED
    OPERATIONS - BASIC                                               $         --    $       0.07
                                                                     ============    ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                        $      (0.02)   $      (0.10)
                                                                     ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -                        41,133,879      19,053,642
    BASIC AND DILUTED

          See accompanying notes to consolidated financial statements.

       ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                       2004           2003
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period                                                            $  (790,156)   $(1,845,984)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                                            95,031         47,322
Gain on sale of discontinued operations                                                     --     (2,396,009)
Interest paid with stock                                                                85,159             --
Amortization of licensing agreement                                                     19,588        366,448
Amortization of customer list                                                           91,663         22,917
Amortization of commitment fees                                                         96,576        321,499
Amortization of consulting contracts and consulting paid with shares                   351,238             --
Amortization of customer contract                                                       97,419             --
Stock issued for services                                                               12,000         62,500
Impairment of deferred tax asset                                                            --         71,816
Stock issued for commitment fees and penalties                                              --         22,800
Stock issued for financing costs                                                            --        129,500
Stock issued for compensation                                                          199,000        582,501
Stock issued for legal settlement                                                           --         20,149
Stock issued for acquisition costs                                                          --        101,500
Changes in operating assets and liabilities, net of effects of acquisition
Decrease (increase) in receivables                                                  (2,509,919)      (300,556)
Decrease (increase) in prepaid expenses and other current assets                        56,415          3,110
Increase (decrease) in accounts payable                                                (35,333)       142,247
Increase (decrease) in accrued liabilities                                              15,475        (17,837)
Increase (decrease) in taxes payable                                                   515,959        219,228
Increase (decrease) in other current liabilities                                        19,518       (126,360)
Increase (decrease) in deferred consulting fees                                        (51,890)            --
Decrease in accrued interest                                                                --         82,869
Net liabilities of discontinued operations                                              18,067        193,504
                                                                                   -----------    -----------
     Net Cash Used In Operating Activities                                          (1,568,857)    (2,296,836)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (281,071)        (5,774)
Acquisition costs                                                                      (12,648)            --
Cash paid for licensing agreement                                                           --         24,999
Purchase of software rights                                                                 --        (94,803)
                                                                                   -----------    -----------
     Net Cash Used In Investing Activities                                            (293,719)       (75,578)
                                                                                   -----------    -----------

          See accompanying notes to consolidated financial statements.

       ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                   717,868       1,649,146
Proceeds from equity line                                                                     510,000
Payment on notes payable                                                                     (226,101)        (49,859)
Payment of convertible debentures                                                                  --        (150,000)
Proceeds from bank overdraft                                                                  194,749              --
Proceeds from issuance of restricted common shares                                             51,217              --
Proceeds from issuance of preferred shares                                                    350,000              --
Proceeds from related parties                                                                 555,562       1,057,964
Payments from capital leases                                                                   (9,482)        (23,505)
                                                                                         ------------    ------------
     Net Cash Provided By Financing Activities                                              2,143,813       2,483,746
                                                                                         ------------    ------------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                               (227,402)       (174,494)
                                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                                53,736         (63,162)

CASH - BEGINNING OF YEAR                                                                            0          63,162
                                                                                         ------------    ------------

CASH - END OF YEAR                                                                       $     53,736    $         --
                                                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                                   $         --    $     54,354
                                                                                         ============    ============
Cash paid for taxes                                                                      $               $         --
                                                                                         ============    ============

Equipment purchased under capital leases                                                 $     28,475    $     23,878
                                                                                         ============    ============
Common stock issued to satisfy common stock to be issued                                 $    380,000    $         --
                                                                                         ============    ============
Common stock issued for acquisitions and investment                                      $    841,209    $    470,900
                                                                                         ============    ============
Common stock preferred stock issued to satisfy common and preferred stock to be issued
 for the acquisition of Ignition                                                         $         --    $ 11,949,156
                                                                                         ============    ============
Common stock issued for deferred consulting expense                                      $    211,000    $    383,950
                                                                                         ============    ============
Common stock issued for payment of accrued liabilities                                   $     48,000    $    133,301
                                                                                         ============    ============
Common stock issued for payment of debt and accrued interest thereon                     $    743,360    $    898,089
                                                                                         ============    ============
Common stock issued for payment of amounts due to related parties                        $    610,325    $    929,316
                                                                                         ============    ============
Common stock issued for payment of services                                                        --          15,000
                                                                                         ============    ============
Common stock issued to acquire other income producing assets                             $    314,256    $    220,900
                                                                                         ============    ============
Common stock issued for payment of accrued bonuses                                       $         --    $     60,450
                                                                                         ============    ============
Common stock issued for investment                                                       $         --    $    250,000
                                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      Organization

      The consolidated financial statements of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries (the "Company") include the accounts of the parent, ActiveCore Technologies, Inc., (formerly IVP Technology Corporation) incorporated in the State of Nevada on February 11, 1994, and its subsidiaries: ActiveCore Technologies Ltd., (formerly Springboard Technology Solutions Inc.), C Comm Network Corporation, and MDI Solutions Inc., Canadian companies, Twincentric Limited, a UK company and Erebus Corporation, an inactive company. The Company was granted an extra-provincial license by the Province of Ontario on June 20, 1995 to carry on business in Ontario, Canada.

      In 2003 and for 2 months in 2004, the Company operated two divisions: enterprise and consumer. The enterprise division develops, markets, licenses, installs and services data solutions and operates a service bureau for corporate messaging. The consumer market group developed and published interactive software games designed for mobile phones, other handheld devices and web-sites. The consumer unit also distributed games developed by third parties. (See Note 2 - Discontinued Operations).

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Basis of Presentation and Going Concern

      The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Our independent auditors have issued a going concern opinion on our consolidated financial statements that raise substantial doubt about our ability to continue as a going concern.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has an accumulated deficit at December 31, 2004 of $37,892,002. The Company has funded its activities to date almost exclusively from debt and equity financings. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

      The Company's ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Business Combinations and Acquisitions

      The Company allocates the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition. All remaining amounts are allocated to goodwill. The purchase price allocations are considered preliminary until the Company has obtained the necessary information to complete its allocation. While the time required to obtain the necessary information varies with the circumstances of each specific acquisition, the period for finalizing purchase price allocations do not exceed one year from the date of acquisition. Adjustments to the allocation of the purchase price may decrease the amounts allocated to goodwill which may result in higher depreciation or amortization expense in future periods.

      The value of shares issued in connection with an acquisition is based on the average market price of the Company's common stock during the five day period consisting of two days before, and after the day the terms of the acquisition were agreed upon and announced.

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

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

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

      The carrying amounts of the Company's financial instruments, including cash, accounts receivable, bank overdraft, accounts payable, accrued liabilities, taxes payable and other current laibilties approximate fair value because of their short maturities. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

      Concentration Of Credit Risk

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Allowances for Doubtful Accounts

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

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Allowances for Doubtful Accounts - (continued)

      The Company also records a provision against revenue for estimated sales returns in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data used to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected.

      Property and Equipment

      Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over three years. Leasehold improvements are depreciated using a straight-line basis over the shorter of the term of the lease or estimated life. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. All property and equipment is recorded at cost less accumulated depreciation.

      Capitalized Software Development Costs

      The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company's publishing products. Amortization of such costs as a component of cost of sales is recorded on a product by product basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Long-Lived Assets

      Impairment losses are recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties that is other than a forced or liquidation sale.

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

      Goodwill and Other Intangible Assets

      The Company accounts for its goodwill in accordance with the provisions of SFAS No. 142. Goodwill is tested for impairment on an annual basis. In testing for impairment, the Company uses a two-step impairment test. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. In determining the fair value, the Company may utilize; (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or
      (iv) appraisals. If the fair value of the reporting unit exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of the goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the implied fair value is less than the carrying value, an impairment charge is recorded to earnings.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Goodwill and Other Intangibles - (continued)

      In addition to its annual impairment test, the Company evaluates its reporting unit for goodwill impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; or (iv) the testing for recoverability of long lived assets within the reporting unit.

      Other intangible assets includes licenses, customer relationships and contracts. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over their respective useful lives (1 to 5 years). The Company periodically evaluates the carrying value and remaining estimated useful life of its other intangible assets subject to amortization in accordance with the in accordance with its impairment policies for long lived assets.

      Investments

      Investments includes a common stock interest in a Canadian private entity that is not readily marketable and is carried at cost. Provisions are made to reduce the carrying value of investments to their respective market value where there has been a decline in value that is not considered to be temporary.

      Research and Development Costs

      Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. The Company incurred $141,063 and $196,664 of research and development costs paid to employees and consultants for software development for the years ended December 31, 2004 and 2003, respectively.

      Income Taxes

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

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Stock-Based Compensation

      The Company accounts for stock based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of No. 123, "Accounting for Stock-Based Compensation". During 2003 and 2004, the Company did not issue stock options to employees.

      The company accounts for its stock-based compensation issued to non-employees for services based on a fair value method. The Company has only issued fully vested, non-forfietable awards of stock for services and accordingly the compensation is measured at the market value of the stock as at the date of grant. Compensation expense is recognized over the length of the related contract period.

      Loss Per Common Share

      Basic income (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

      On March 1, 2005 the Company completed a reverse stock spilt (10:1). The Company has restated all references to common stock, stock prices and per share information to reflect the reverse split.

      Business Segments

      The Company applies SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

      At December 31, 2004, the Company operates under one reportable segment, enterprise.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Revenue Recognition

      A significant portion of all of the Company's net sales are derived from commercial software development and sales activities, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

      The Company recognizes revenue for software sales in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. For the fiscal year 2004 and 2003 the Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer.

       ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      The Company's payment arrangements with its customers provide primarily multi month terms unless the purchase price is relatively low. As a result of the multi-month terms an imputed interest cost accounting for the net present value of the terms was deducted in determining the amount of revenue and receivable recognized.

      The Company recognizes revenue in the period in which the service is performed and collection is reasonably assured.

      Advertising

      The Company expenses advertising costs as incurred. Advertising expense for the year ended December 31, 2004 was $26,665 (2003 - $0) which is included in general and administrative expenses.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      Recent Accounting Pronouncements

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

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not have any arrangements with variable interest entities that would require the Company to consolidate additional financial information within the Company's financial statements.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

      (Y) Recent Accounting Pronouncements - (continued)

      In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares - Based Payment, ("SFAS No. 123 R"), which amends, "Accounting for Stock - Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) required compensation expense to be recognized for all share - based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

      SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005. The statement allows companies to adopt its provision using either of the following transition alternatives:

      (i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date; or

      (ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

      The Company has not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 DISCONTINUED OPERATIONS

      Ignition Entertainment Limited

      On May 28, 2002, the Company acquired 100% of the stock of Ignition, a UK corporation, which specialized in the design, development, licensing, publishing and distribution of personal computer, mobile devices and game console software and accessories. The Company agreed to issue 1,500,000 shares of unregistered common stock and 3,500,000 of unregistered preferred stock convertible into 3,500,000 shares of common stock, collectively valued at $2.3898 per share, for a total purchase price of $11,949,156. These shares were held in escrow until disbursed in accordance with the terms of the escrow agreement. The acquisition was accounted for by the purchase method of accounting. The Company acquired net tangible assets of $1,291,061. The excess of the consideration given over the fair value of net assets acquired was recorded as goodwill of $10,658,095.

      Effective April 1, 2003, the Company sold 100% of the issued shares and all assets and liabilities of Ignition Entertainment, Ltd. for the return of 1,100,000 shares of the Company's common stock originally issued to and held by the former shareholders. The transaction resulted in a gain of $2,396,009, which has been included in the accompanying consolidated statement of operations for the year ended December 31, 2003 as a gain on sale of discontinued operations.

      The 1,100,000 shares were valued at $770,000 based upon the fair market value of the stock on April 1, 2003, the effective date of the sale agreement. The 1,100,000 shares are presented in the accompanying consolidated balance sheet as treasury stock. The shares were subsequently canceled on February 24, 2004.

      In connection with the sale agreement, ActiveCore retained rights to certain intellectual property and received a source code licensing agreement for certain interactive software games developed by Ignition Entertainment Ltd. In addition to the source code licensing agreement, ActiveCore also received a distribution agreement to distribute the interactive software games on a worldwide basis for a period of three years, renewable annually thereafter. The Company contracted to pay Ignition Entertainment Ltd. a royalty fee of 30% of all gross revenues, less direct costs, from the sale, distribution or marketing of those game titles used by ActiveCore. ActiveCore did not assign any value to the acquired intellectual property due to the uncertainty of obtaining financing to fund the conversion of acquired intellectual property into saleable products and uncertainty over the eventual sales revenues from any games that result from the intellectual property. As part of the disposition of the mobile phone games development group which was effective February 29, 2004 ActiveCore assigned the rights to the Ignition titles to SilverBirch Studios Inc.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 DISCONTINUED OPERATIONS - (Continued)

      Ignition Entertainment Limited - (Continued)

      Following is a summary of net liabilities and results of operations of Ignition Entertainment Ltd. as of April 1, 2003 and for the period from January 1, 2003 through April 1, 2003.

                                                                       As of
                                                                   April 1, 2003
                                                                   -------------
Cash                                                                  $      160
Accounts receivable, net                                                 212,741
Inventory                                                                 78,955
Prepaid expenses                                                         113,044
Property, plant and equipment, net                                       417,727
Other assets                                                              24,963
                                                                      ----------
    Total Assets                                                         847,590
                                                                      ----------

Accounts payable                                                       1,044,294
Accrued liabilities                                                      134,058
Due to factor                                                            211,249
Taxes payable                                                            436,513
Translation adjustment                                                    93,790
Notes payable                                                            129,366
Due to related parties                                                   424,329
                                                                      ----------
    Total Liabilities                                                  2,473,599
                                                                      ----------

    Net liabilities of discontinued operations                         1,626,009
    Common shares returned                                               770,000
                                                                      ----------
    Gain on sale of discontinued operations                           $2,396,009
                                                                      ==========

                                                                  For the Period
                                                                      From
                                                                 January 1, 2003
                                                                      Through
                                                                  April 1, 2003
                                                                 ---------------
Revenues, net                                                       $ 1,087,906
Cost of sales                                                           960,501
                                                                    -----------
Gross profit                                                            127,405
Operating expenses                                                      815,985
                                                                    -----------
Loss from discontinued operations                                      (688,580)
Other expense                                                           (77,308)
                                                                    -----------
Net loss from discontinued operations                               $  (765,888)
                                                                    ===========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 DISCONTINUED OPERATIONS - (Continued)

      SilverBirch Studios

      Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company's cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com (collectively, the "Games Division") to SilverBirch Studios, Inc. SilverBirch Studios Inc. is majority owned by a former employee and officer of the Company.

      The purchase price consisted of the following:

            (a) A promissory note in the amount of $830,300 (CAD $1,000,000) payable in 10 monthly installments commencing March 31, 2005. The note bears interest at 12% per annum, to be paid on a monthly basis commencing on March 31, 2004. In February, 2005 the Company reached an agreement with SilverBirch Studios Inc. to amend the terms of the note to extend the repayment over 2 years commencing July 2005 and to take shares in lieu of interest cash payments for interest owing from September 2004 to June 30, 2005. The Company waived the penalty fee equal to 20% of the interest payment. The note is collateralized by a general security agreement in first position over all assets of SilverBirch

            (b) The Company will maintain a 5% equity interest in SilverBirch Studios Inc., with participation rights to maintain that 5% ownership rate. The Company determined that the value of the 5% interest is $0;

            (c) Under a royalty agreement with a 4-year term commencing on March 1, 2004. SilverBirch will pay the Company a royalty equal to 2% of the gross revenues of SilverBirch, payable on a quarterly basis during the term. The total royalty payments will be capped at a maximum of $1,079,300 (CAD $1,300,000). The Company has not received any royalties for the period ended December 31, 2004.

            (d) A non-exclusive grant of the right to use any games that were in the process of being created by the games division up until the effective date of the sales agreement for use in the Company's direct marketing and advertising operations on the basis of a royalty equal to normal commercial terms less 10%.

      Due to the fact that the recoverability of the note is dependent upon the future successful operations of the division sold, management determined that the recognition of the sales proceeds was not appropriate. Accordingly, the value of the note which amounted to $830,300 (CAD $1,000,000) has not been included in the consolidated results for the fiscal year ended December 31, 2004 and will be accounted for as cash receipts are received in fiscal 2005 and 2006.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 DISCONTINUED OPERATIONS - (Continued)

      SilverBirch Studios - (Continued)

      Following is a summary of net assets and results of operations of the Games Division as of December 31, 2003 and for the period from January 1, 2004 through February 29, 2004 and the fiscal year ended December 31, 2003.

                                                            2004          2003
                                                          --------      --------
Property and equipment, net                               $     --      $ 16,335
                                                          --------      --------
Total assets from discontinued operations                 $     --      $ 16,335
                                                          ========      ========

                                                            2004          2003
                                                          --------      --------

 Salaries and wages                                       $130,569      $238,780
 Other items                                                 1,850            --
                                                          --------      --------
 Net loss from discontinued operations                    $132,419      $238,780
                                                          ========      ========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 ACQUISITIONS

      Twincentric Limited

      On June 21, 2004, the Company acquired all the outstanding common stock of Twincentric Limited, a UK Corporation ("Twincentric"), for 1,556,025 shares of the Company's restricted common stock valued at $379,247. The acquisition price also included $50,000 of acquisition expense. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. The excess of the consideration given over the fair value of net tangible assets acquired of $974,194 has been allocated exclusively to customer contracts. The amount of the consideration paid for the shares of Twincentric was determined based on an arm's-length negotiation with the shareholders of Twincentric and on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the Company entered into the agreement. Under the agreement, the vendor is entitled to an additional allocation of shares based on a percentage of the amount of revenues generated by Twincentric over and above its current sales levels. The common shares to be allocated to fulfill this achievement bonus will be valued as at the closing value of each quarter in which the increased revenue percentage is earned.

      Twincentric is a data integration and migration software and services company operating primarily in the AS 400 and Bull Computer markets. The acquisition was made to round out the products and services that the Company could offer within the enterprise software and services market and to provide critical mass to the company's European marketing efforts. The Company intends to maintain the Twincentric name for marketing purposes within Europe.

      The purchase price allocation recorded for the acquisition of Twincentric Limited is as follows:

          Accounts receivable                                         $   21,845
          Other receivables and prepayments                               30,710
          Property and equipment                                          26,464
          Customer contract                                              974,194
                                                                      ----------
          Total assets                                                 1,053,213
                                                                      ----------

          Bank debt                                                      207,686
          Accounts payable                                                57,827
          Taxes payable                                                  127,805
          Other payables                                                 230,648
                                                                      ----------
          Total liabilities assumed                                      623,966
                                                                      ----------

          Excess of assets acquired over liabilities assumed             429,247
                                                                      ----------

          Purchase price                                                 379,247
          Acquisition - related fees and expenses                         50,000
                                                                      ----------
          Goodwill                                                    $       --
                                                                      ==========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 ACQUISITIONS - (Continued)

      C Comm Network Corporation

      On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation ("C Comm"), a privately held Canadian Corporation, for 3,075,820 shares of the Company's restricted common stock valued at $461,962. The value allocated to the common share consideration and was based on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The total purchase price of $491,962 also includes $30,000 of other acquisition costs. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, C Comm's operating results have been included in the Company's consolidated statement of operations from the acquisition date through to December 31, 2004. The Company acquired net tangible liabilities of $9,823. The excess of the consideration given over the fair value of the net assets acquired ($501,785) has been recorded as goodwill and is not deductible for tax purposes. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The amount of the consideration paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two fiscal years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. Under the agreement, the vendor is entitled to an additional allotment of shares based on revenue growth generated by C Comm over and above its current sales. Common shares issued as a result of this achievement bonus will be recorded at the closing value of the Company's common stock each quarter in which the increased revenue percentage is earned.

      C Comm is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations' customers. This capability is critical to the Company's ongoing vision of providing a fully functional smart enterprise suite of products and services. The Company has commenced marketing C Comm's services under the product name "ActiveCast".

      The purchase price allocation recorded for the acquisition of C Comm is as follows:

            Accounts receivable                                         $ 17,260
            Capital assets                                                 6,006
                                                                        --------
            Total assets                                                  23,316
                                                                        --------

            Bank debt                                                     12,829
            Accrued liabilities                                           16,751
            Taxes payable                                                 11,869
                                                                        --------
            Total liabilities assumed                                     41,449
                                                                        --------

            Excess of liabilities assumed over assets acquired            18,133

            Purchase price                                               461,962
            Acquisition - fees and expenses                               30,000
                                                                        --------
         Goodwill                                                       $510,095
                                                                        ========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 3 ACQUISITIONS - (Continued)

      SCI Healthcare

      On September 20, 2003 the Company issued 647,249 shares of common stock in connection with the acquisition of the data integration division of SCI Healthcare Group. The shares were valued based on the closing price of the Company's common stock on September 18th, the contracted determination date, which represented $200,000. An additional consideration, of $175,000, was given in the form of a promissory note. The Company allocated the purchase price between goodwill ($100,000) and customer list ($275,000). The customer list is being amortized over a term of three years based on the tenure and cancelability of existing contracts. Amortization for the year ended December 31, 2004 and 2003 was $91,667 and $22,917 respectively. See Note 9 for the terms of the promissory note. There was a further provision to allow for the increase or reduction of a percentage of the issued shares if certain gross revenue targets were not met one year after the acquisition date. At September 20, 2004, gross revenues failed to reach the minimum contractual targets as stipulated in the purchase agreement, resulting in the return of common shares. As a result of this reduction, goodwill decreased by $60,000.

      Pro-Forma Information

      The following unaudited condensed consolidated pro-forma statement of operations data illustrates the results of the Company's operations for the years ended December 31, 2004 and 2003 as if all completed business acquisitions had occurred at the beginning of the current and most recent prior period.

                                                        2004           2003
                                                    ------------   ------------

      Revenue                                       $  4,261,045   $  2,284,161
                                                    ------------   ------------
      Net loss attributable to common shareholders  $   (904,043)  $ (2,486,873)
                                                    ------------   ------------
      Basic and diluted net loss per common share   $      (0.02)  $      (0.10)
                                                    ------------   ------------
      Basic and diluted pro-forma weighted
          average number of common shares
          outstanding                                 42,937,345     24,151,861
                                                    ------------   ------------

NOTE 4 ACCOUNTS RECEIVABLE

       The components of accounts receivable, net, as of December 31, 2004 and 2003 consist of:

                                            2004           2003
                                        -----------    -----------

      Trade receivables                 $ 2,808,335    $   172,571
      Imputed interest discount            (100,000)            --
      Allowance for doubtful accounts            --        (43,970)
                                        -----------    -----------
        Accounts receivable, net        $ 2,708,335    $   128,601
                                        ===========    ===========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4 ACCOUNTS RECEIVABLE - (Continued)

      Trade receivables consist primarily of vendor receivables for enterprise software and information technology services sold. An imputed interest discount of $100,000 is included in the value of accounts receivable.

NOTE 5 OTHER RECEIVABLES

      Other receivables, of $20,992 as at December 31, 2004 represents an advance made to a principal of DisclosurePlus. DisclosurePlus was acquired by the Company within the first quarter of 2005 and the outstanding receivable will be included in the purchase consideration paid on acquisition.

      Other receivables as at December 31, 2003 included $162,509, of advances made to unrelated parties in order to satisfy debts of Ignition Entertainment Ltd., and $26,611 for an advance made to ePocket, Inc., an entity in which the Company owns a 5% interest (See Note 8). Both advances were repaid in full in 2004.

NOTE 6 PROPERTY AND EQUIPMENT

      As of December 31, 2004 and 2003, property and equipment consists of:

                                                          2004         2003
                                                       ---------    ---------

      Computer equipment                               $ 476,990    $ 151,183
      Office equipment and furniture                      87,371       25,453
      Computer software                                   33,378        5,384
      Leasehold improvements                              41,185           --
                                                       ---------    ---------
                                                         638,924      182,020
      Less accumulated depreciation and amortization    (326,464)    (138,294)
                                                       ---------    ---------

      Property and Equipment, net                      $ 312,460    $  43,726
                                                       =========    =========

      Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $95,031 and $47,322, respectively.

      Assets held under capital lease in the amount of $64,584 (2003 - $30,451) with accumulated depreciation in the amount of $22,802 (2003 - $10,254) are included in computer equipment.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangibles assets consist of the following as of December 31, 2004 and 2003:

                                                                 2004           2003
                                                             -----------    -----------
      Other intangible assets subject to amortization:
         Customer contracts                                  $ 1,024,666    $        --
         Customer lists                                          275,000        275,000
         Capitalized software                                    115,701        115,701
         Licenses                                                 51,242             --
                                                             -----------    -----------

                                                               1,466,609        390,701
      Less:  Accumulated amortization
        Customer contracts                                       (97,419)            --
        Customer lists                                          (114,583)       (22,917)
        Capitalized software                                     (48,210)        (9,642)
         Licenses                                                (32,259)            --
                                                             -----------    -----------

      Other intangible assets subject to amortization, net     1,174,138        358,142
      Goodwill                                                   622,003        100,000
                                                             -----------    -----------

      Goodwill and other intangible assets, net              $ 1,796,141    $   458,142
                                                             ===========    ===========

      The changes in goodwill for the years ended December 31, 2004 and 2003 are as follows:

                                                                         2004         2003
                                                                      ---------    ---------
      Balance, beginning of period                                    $ 100,000    $      --
      Acquisitions                                                      510,095      100,000
      Effect of foreign exchange rate fluctuation                        71,908           --
      Purchase price allocation adjustments from prior acquisitions     (60,000)          --
                                                                      ---------    ---------

      Balance, end of period                                          $ 622,003    $ 100,000
                                                                      =========    =========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

      Amortization expense for other intangible assets for the year ended December 31, 2004 was $259,912 (2003 - $32,559). Estimated future amortization of other intangible assets based on balances existing at December 31, 2004 is as follows:

                                                                  Amount
                                                                ----------
      2005                                                      $  354,151
      2006                                                         302,609
      2007                                                         204,933
      2008                                                         204,933
      2009                                                         107,512
      Thereafter                                                        --
                                                                ----------
      Total                                                     $1,174,138
                                                                ==========

      On August 18, 2003 ActiveCore entered into a letter of agreement with Karora Technologies Inc., which superseded an agreement dated July 10, 2003, whereby the source code to the XML Connector product was sold to ActiveCore for total consideration of $115,701 comprised of both a note payable and 80,000 common shares. Under the terms of the agreement ActiveCore is required to pay a royalty of 10% of the net license revenue from sale of XML Connector (now renamed ActiveLink) in all verticals other than healthcare for a period of 36 months from the August 18, 2003 date following the first 10 sales of the product The agreement also provides for ActiveCore's right to buy out the 10% royalty for a fee of USD 250,000 less any royalty already paid at any time prior to the expiry of the 36 month period. No royalties have been paid to date.

      On the purchase of certain assets of SCI Healthcare, the Company allocated the a portion of the purchase price to customer lists ($275,000). The customer list is being amortized over a 3 year period.

      At the time of purchase of Twincentric Ltd., it was known that a high value contract with a large private entity in the United Kingdom would be signed shortly after acquisition. The Company allocated a component of the purchase price to this contract based on discounted cash flows. The contract will be amortized over a period of 5 years, the term of the contract.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 8 INVESTMENT

      On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of the Company's common stock. The shares were valued at $0.25 per share or an aggregate of $250,000, representing the market value at the date of grant. The investment in ePocket, Inc. is valued at cost in the accompanying consolidated balance sheet.

NOTE 9   LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                  2004        2003
                                                                               ----------   ----------
      $1,000,000 note payable to Cornell Capital Partners, LP, (1)             $       --   $  226,911

      Note payable to IBEW Local Union 105, five
       year term, no principal payments until August
       2004, bearing interest at 12% (2)                                          500,000      500,000

      Note payable to SCI Healthcare Group, unsecured (3)                         130,915      175,000

      Note payable to Berra Holdings, payable on demand, bearing
       interest at 6%, unsecured (4)                                                   --       74,020

      Note payable to Karora Technologies, Inc., unsecured (5)                         --       29,285

      Short term loans (6)                                                        543,901           --

      Bank term loan, seven year term with monthly equal
      principal payments, bearing interest at the Canadian prime plus 3% (7)      173,967           --
                                                                               ----------   ----------
                                                                                1,348,783    1,005,216

      Less current portion                                                        857,161      557,299
                                                                               ----------   ----------
      Long term portion                                                        $  491,622   $  447,917
                                                                               ----------   ----------

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(1) In February 2003 under an equity line of credit (See Note 16(D)), the Company received $970,000 proceeds from the issuance of a $1 million promissory note, net of a 3% fee of $30,000, which yields an effective interest rate of approximately 12%. The promissory note was non-interest bearing and was to be paid in full within 95 days. The note was not fully paid when due, and the outstanding principal balance owed was payable with interest at the rate of 24% or the highest rate permitted by law, if lower. The Company accrued $48,434 at December 31, 2003, which was included in accrued expenses in the accompanying consolidated balance sheets. This note was paid in full in the first quarter of 2004.

      On December 1, 2002, the Company entered into a 6-month note with Cornell Capital Partners, LP to borrow $15,000 at 8% interest. During February 2003, the Company repaid this note and accrued interest thereon in connection with the equity line of credit agreement. On June 14, 2004, the Company obtained a loan of $60,000 from Cornell Capital Partners, L.P. This loan has been fully repaid.

(2) On July 31, 2003, the Company's wholly owned subsidiary ActiveCore Technologies Limited, received a $500,000 term loan from the International Brotherhood of Electrical Workers union in Hamilton, Ontario, Canada. Under the terms of the agreement, the first year accrued interest at the rate of 12% and the principal was repayable over a five-year term with no principal nor interest payments required during the first 12 months, principal payments were to be amortized over the remaining 48 months of the loan. The loan was convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 50,,000 shares of common stock at a purchase price of $0.312 per share which expired on July 31, 2004. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The loan is collateralized by substantially all of the assets of the subsidiary Company. During the year the Company and the union agreed to exchange the outstanding loan into manditorily redeemable convertible preferred shares (series C) in exchange for the note payable and the release of its security over ActiveCore Technologies Limited one of the Company's Canadian subsidiaries. The series C shares were not issued as at December 31, 2004. Interest that accrues on the note until conversion to preferred shares will be satisfied by cash or the issuance of additional common shares. Once the note is converted to the series C preferred shares a dividend equal to 12% on the outstanding preferred share balance will be payable in cash or in the form of additional common shares.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(3) The promissory note relating to the acquisition of SCI Healthcare Group (also see Note 8) bears interest at 10% and is payable in ten monthly installments commencing April 30, 2004.

(4) On July 30, 2001, the Company entered into a two-year note with an unrelated lender to borrow up to $187,500 at 6% interest. The note was collateralized by 250,000 shares of common stock, held in the name of an unrelated party. Accrued interest of $14,311 was due to this lender as of December 31, 2003. In the first quarter of fiscal 2004, the Company, at the request of the lender, settled this debt into shares of the Company's common stock.

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

(6) During 2004 Ardrossan Investments Inc. a Canadian Controlled Private Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital, subsequent to the year end this loan was paid in full.

(7) On August 17, 2004 one of the Company's Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank's prime rate plus 3%. As of December 31, 2004 the bank's prime rate was 3.75%.

      Future maturities of short and long-term notes payable as of December 31, 2004 are as follows:

                        2005                       $  857,161
                        2006                          151,095
                        2007                          151,095
                        2008                          119,845
                        2009                           26,095
                        2010                           26,095
                        2011                           17,397
                                                   ----------
                                                   $1,348,783

NOTE 10  DUE TO RELATED PARTIES

      The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. During 2004 and 2003, officers and directors settled certain amounts due to them into shares of restricted common stock of the Company based on the closing market price of the Company's common stock on the settlement dates. During 2004 and 2003, $840,000 and $1,309,316 of due to related parties was converted into 5,939,394 and 5,444,538 shares of the Company's common stock. The balances due them were $132,364 and $117,874 as of December 31, 2004 and 2003, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      During 2004 Ardrossan Investments Inc. a Canadian Controlled Private Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital, subsequent to the year end this loan was paid in full.

NOTE 11 CONVERTIBLE DEBENTURES

      In April 2002, the Company raised $150,000 of gross proceeds from the issuance of convertible debentures to the Cornell Capital Partners, LP. These debentures accrued interest at 5% and mature two years from the issuance date. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the 4 lowest trading days of the 5 trading days immediately preceding the conversion date. The Company had the right to redeem the debentures upon 30 days notice for 120% of the amount redeemed. Upon such redemption, the Company was to issue the investor a warrant to purchase 1,000 shares of common stock at an exercise price of $5.00 per share for every $100,000 of debentures that were redeemed. In February 2003, the Company repaid the convertible debenture with proceeds from the issuance of the $1 million promissory note (See Note 8). At that time, a warrant was issued to purchase 1,500 shares of common stock at $5.00 per share exercise price. The fair value assigned to the warrant amounted to $0 which was determined by using the Black-Scholes option pricing model. This warrant expired on April 3, 2004.

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

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 12 TAXES PAYABLE

      Activecore Technologies Limited, a Canadian subsidiary of ActiveCore Technologies, Inc. has a liability to the Canada Customs and Revenue Agency ("CCRA") for $957,011 including un-remitted payroll taxes in the approximate amount of $462,517, which is comprised of $379,517 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA employee audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying consolidated balance sheet as of December 31, 2004. Since January 2005 the Company has been making monthly term payments of $44,137 per month against the outstanding balance $529,650. Failure to continue to make payments on a timely basis could result in an aggressive collection effort by the CCRA which could have a significant negative effect on the Company's operations.

NOTE 13 COMMITMENTS AND CONTINGENCIES

      (a) On January 13, 2002, the Company canceled its "Power Audit" software distribution agreement with the licensor. In January 2003, the licensor commenced a proceeding in Ontario, Canada against the Company which was placed into abeyance and then revived in August 2003 alleging that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract. The licensor has claimed punitive and exemplary damages of Canadian $4,000,000 and $1,000,000, respectively. The Company has retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

            Compulsory mediation has occurred in the case and no settlement was offered or agreement arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter sue for the return of all proceeds paid to the licensor during the period of time between 1999 and 2001. It is the Company's view that the case filed by the licensor is frivolous and in any event is now in a state of legal limbo and if restarted no negative outcome would be experienced. No allocation for any continent liability has been made in the Company's consolidated financial statements for the punitive and exemplary damages however, it has maintained in it current accounts payables approximately $226,000 as owing to the licensor. In January 2003, the Company also committed to issue to the licensor, 10,000 shares of freely tradable common stock. The shares were valued by the Company at $1.80 per share based on the closing market price of the common stock at the commitment date. The total value of $18,000 is included in current liabilities in the accompanying consolidated balance sheet at December 31, 2004 and 2003.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      (b) On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), the 35,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 35,000 shares will equal $500,000. The average closing price of the stock was $14.29 per share. The Company is obligated to issue an additional 30,284 common shares to the consultant as an additional fee.

            In March 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company engaged legal counsel to vigorously defend itself against the claim. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accruals for this matter in the accompanying consolidated financial statements. During 2004 the two parties agreed to the use of an arbitrator to determine the outcome of this dispute and a hearing has been set for August 2005.

      (c) From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd. a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink with a reduced salary. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 14 COMMON AND PREFERRED SHARES

      Common Shares

      2004

      During the twelve months ended December 31, 2004, the Company issued 3,513,303 shares of common stock to Cornell Capital Partners in exchange for $584,180 under the Equity Line of Credit Agreement. Of the amount, $226,911 was applied against the original fiscal 2002 $1,000,000 promissory note payable and $398,989 was used to repay three separate notes that were issued in January of 2004 to Cornell Capital Partners. Also, $47,268 was applied against interest due on the original $1,000,000 promissory note payable. The values assigned to the common stock ranged from $0.12 to $0.29 per share, representing the closing market value on the dates of issue.

      Pursuant to an agreement reached between a long-term debt holder and the Company, the board of directors approved the issuance of 355,952 restricted shares of common stock aggregating $88,988 for the settlement of the principal and accrued interest through February 23, 2004. The shares were valued at $0.25 per share based on the closing market price of the common stock on the settlement date.

      During the twelve months ended December 31, 2004, the Company issued 1,130,000 restricted shares to various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.12 to $0.28 per share or an aggregate of $211,000, representing the closing market value of the Company's common stock on the dates of issue.

      During the twelve months ended December 31, 2004, the Company issued 6,603,627 restricted shares of common stock to two directors and an officer of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries included in the amounts due to related parties in the accompanying condensed consolidated balance sheets. The values assigned to the common stock ranged from $0.12 to $0.24 per share, or an aggregate of $990,324 representing the market value on the dates of grant. At December 31, 2003, $380,000 of this amount was included in the equity section of the condensed consolidated balance sheet as common stock to be issued.

      On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004 the Company issued 500,000 restricted shares to 1582579 Ontario Limited. These shares were valued at $0.24 per share, or an aggregate of $120,000 representing the market value on the date of the grant.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      On February 20, 2004, pursuant to an agreement reached between a trade creditor and the Company, the board of directors approved the issuance of 200,000 restricted shares of common stock aggregating $48,000 for settlement of a $50,000 liability. These shares were issued on February 20, 2004 and were valued at $0.24 per share based on the closing market price of the common stock on the issuance date.

      On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 3,075,820 shares of the Company's restricted common stock valued at $461,962.

      On June 21, 2004, the Company acquired all the outstanding common stock of Twincentric Limited of the UK for consideration of 1,556,025 common shares valued at $379,247.

      On July 12, 2004, the board of directors authorized the issuance of 66,600 restricted shares of common stock for the purchase of a limited source code license for certain software for a value of $10,000. The software is to be used by C Comm Network Corporation. These shares were issued on September 29, 2004.

      On July 12, 2004, the board of directors authorized the sale of 400,000 restricted common shares of stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of $0.18 to expire on November 30, 2005.

      On July 12, 2004, the board of directors authorized the issuance of 1,600,000 restricted shares in relation to a one way call agreement ("option") to acquire 8,000,000 shares of Infolink Technologies Ltd. On July 31, 2004, the Company signed an irrevocable one way call agreement which has not yet been exercised with a consultant to acquire 8,000,000 shares of Infolink. The 1,600,000 restricted common shares have been issued at a price of $0.15 for a value of $240,000 but held in safekeeping pending the potential completion of the call agreement. As the shares are held in safekeeping the share subscription and the value of the offsetting Infolink shares has not been shown on the balance sheet nor has the 1,600,000 shares been shown as outstanding in the Company's outstanding shares as included herein.

      On July 12, 2004, the board of directors authorized the issuance of 15,000 restricted common shares valued at $2,250 in consideration of a consulting contract for investment relations to an unrelated party.

      Also on September 8, 2004, the board of directors authorized the issuance of 100,000 restricted common shares of stock valued at $12,000 to an employee which shares will be earned over the next four quarters.

      On September 8, 2004, the board of directors authorized the issuance of 1,200,000 restricted common shares of stock valued at $180,000 to an unrelated party to perform consulting services including identifying and sourcing acquisition candidates. These shares will be earned over the next year.

      On September 30, 2004, the Board of Directors authorized the issuance of 474,612 restricted common shares to the International Brotherhood of Electrical workers in payment of accrued interest of $70,192 to September 30, 2004 on the $500,000 term debt previously held against one of the Company's Canadian subsidiaries. The debt was subsequently converted into 500,000 series C preferred shares which have not been issued as at the fiscal year end.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      2003

      The Company issued 2,681,330 restricted shares of common stock during 2003 for consulting (See Note 16(E)), investor relations, financing and employment services valued at $716,700. The value of the shares was determined based on the closing market price of the Company's common stock on the dates the Company was contractually committed to issue the shares. The values assigned to the common stock ranged from $0.25 to $1.30 per share. The expense was recognized over the terms of the agreements resulting in $667,724 of expense for the year ending December 31, 2003 and $48,976 of deferred cost at December 31, 2003.

      The Company issued 3,717,265 restricted shares of common stock to the Chairman, CEO and a director of the Company in lieu of cash to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries. These shares were valued at $0.25 per share, or an aggregate of $929,316, representing the closing market price on the dates of the board resolutions granting these shares.

      On December 26, 2003, the board approved the issuance of 1,727,273 shares to two directors and an officer of the Company in lieu of cash in order to satisfy shareholder loans, expenses paid on behalf of the Company and accrued salaries. At December 31, 2003 the Company has included the value of the shares amounting to $380,000 in common stock to be issued in the equity section of the consolidated balance sheet. These shares were issued on January 2, 2004.

      On June 26, 2003, the Company issued 5,000,000 restricted shares of common stock to the former shareholders of Ignition Entertainment, Ltd. in accordance with the original May 28, 2002 purchase agreement. The acquisition was made pursuant to the Company agreeing to issue 1,500,000 shares of common stock and 350,000 shares of preferred stock convertible into 3,500,000 shares of common stock; collectively valued at $2.3898 per share for a total purchase price of $11,949,156. The issuance of these 5,000,000 shares of common stock relieved $11,949,155 in preferred and common stock to be issued as of April 1, 2003. (See Note 2, Discontinued Operations for details on the acceleration of the issuance of these shares and the sale agreement of Ignition Entertainment Ltd.)

      In 2003, the Company issued 2,900,000 shares of common stock to Cornell Capital Partners, LP having a fair value of $898,089 in connection with the equity line of credit (See Notes 9 and 16). Of the amount, $773,089 was applied against the original $1 million promissory note payable and $125,000 was used to repay a separate note that was issued in April of 2003 under the equity line of credit.

      On June 26, 2003, the Company purchased 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of common stock valued at $250,000. (See Note 7).

      On September 30, 2003, the Company issued 350,000 shares to Neil Fishenden in exchange for acquiring the name E-Communities UK Limited and the assignment of the distribution agreement between EXML Limited and E-Communities UK Limited. The shares were valued at $0.29 per share, or an aggregate of $101,500, representing the closing bid price on the date of the board resolution. The Company has expensed the $101,500 as acquisition costs in accompanying December 31, 2003 consolidated financial statements due to the uncertainty of the future net cash flows to be generated from this acquisition.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      On October 15, 2003 the Company issued 300,000 shares to Danson Partners LLC, in full settlement of cash and share obligations. The shares were valued at $0.31 per share, or an aggregate of $93,000, representing the market value on the date of the grant. This share issuance satisfies the $72,851 liability included in accounts payable on the consolidated balance sheet at December 31, 2002 plus 100,000 shares due Danson Partners, LLC for previous services rendered.

      On September 30, 2003, the Company issued 647,249 restricted shares in connection with the acquisition of certain assets of the data integration unit of SCI Healthcare Group. The shares were valued as at the closing price on September 18, 2003 being the contracted determination date, which represented $200,000.

      On August 1, 2003, the Company issued 50,000 restricted shares of common stock in connection with the acquisition of the XML/Connector source code license. The shares were valued at $.25 per share representing the market value on the date of grant (See Note 8).

      On September 30, 2003, the Company issued 30,000 restricted shares of common stock in connection with the acquisition of the intellectual property rights of the XML/Connector. The shares were valued at $.28 per share representing the market value on the date of grant (See Note 7).

      Preferred Shares

      The Company has issued or committed to issue three series of preferred shares:

      Series A and B

      On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000 of which $150,000 remains outstanding at December 31, 2004. Each preferred share is convertible into ten common shares at any time prior to five years from the date of issuance. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      Series C

      During the year, the Company and the Internation Brotherhood of Electrical Worker's Union (See Note 9) agreed to convert the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares with have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. As at December 31, 2004 the Series C preferred shares have yet to be issued.

NOTE 15 WARRANTS

      The Company's Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant arrangements for the years ended December 31, 2004 and 2003.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                    Non-Employee     Weighted
                                                    Options and      Average
                                                      Warrants    Exercise Price
                                                      --------    --------------

      Warrants outstanding at December 31, 2002         36,500        $2.91
        Granted (See Note 11)                            1,500         5.00
        Granted                                         50,000         0.31
                                                       -------        -----
      Warrants outstanding at December 31, 2003         88,000         1.47
        Expired                                         61,500         0.49
        Granted                                        400,000         0.18
                                                       -------        -----

      Warrants outstanding at December 31, 2004        426,500        $0.25
                                                       =======        =====

      On September 29, 2004, the Company sold 400,000 restricted shares of common stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of 0.18 cents to expire on November 30, 2005

      On July 31, 2003, the Company issued warrants to purchase of 50,000 shares of common stock to a lender (See Note 9(2)) with an exercise price of $0.312 per share. These warrants expired on July 31, 2004.

      In February 2003, the Company issued warrants to purchase 1,500 shares of common stock to the convertible debenture holder (See Note 11) with an exercise price of $5.00 per share. These warrants expired on April 3, 2004.

      As of December 31, 2004, and 2003 all warrants were fully vested and exercisable.

NOTE 16 AGREEMENTS

      Stock Purchase/Management Agreement

      On September 17, 2001, the Company entered into a stock purchase agreement to acquire 100% of the outstanding stock of ITM. In connection with the agreement, the Company was to issue 5,000,000 shares to the former shareholders, which were be held in escrow subject to the Company reaching certain sales milestones. The agreement calls for the Company to compensate the former shareholders of ITM in their efforts to meet the sales milestones.

      The revenue milestones to be reached after the closing were as follows:

            o Upon achieving revenues of $500,000 the escrow agent will release 1,000,000 shares.

            o Upon achieving an additional $500,000 of revenues the escrow agent will release another 1,000,000 shares.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

            o Upon achieving $2,000,000 in cumulative revenues the escrow agent will release another 1,000,000 shares.

            o Upon achieving $6,000,000 in cumulative revenues the escrow agent will release another 1,000,000 shares.

            o Upon reaching $16,200,000 in cumulative revenues the final 1,000,000 shares will be released.

      Pending execution of the escrow agreement, the Company was holding these shares for the benefit of the former shareholders of ITM. The former shareholders of ITM include the Company's current management group. The Company has not recorded any amounts associated with the acquisition of ITM, which had minimal assets and/or liabilities on the date of acquisition. For accounting purposes, the Company has not treated the acquisition as an acquisition under the principles of APB 16, but has instead treated the acquisition as an assumption of contingent management contracts for services to be rendered by the former ITM shareholders to the Company. The contingent shares were to be issued and released out of escrow to the former principal owners of ITM upon the attainment of certain performance goals as described above. In return, the former principal owners will perform management and marketing services to the Company. Upon attainment of each performance milestone, the Company will record the issuance of stock as compensation expense in the period earned based on current market prices as of the date of grant.

      During the quarters ended September 30, 2002 and December 31, 2002, the former ITM shareholders became eligible to receive 2,000,000 and 1,000,000 shares, respectively, out of escrow. The Company recorded stock-based compensation expense of $5,500,000 for the year ended December 31, 2002 and credited shareholders equity for the value of the contingent stock earned. The Company valued the shares at $1.90 and $1.70 per share based on the closing price of the stock at September 30, 2002 and December 31, 2002, respectively, the dates that the shares are deemed earned.

      In the quarter ended June 30, 2003, the Board of Directors elected to release the remaining 2,000,000 shares from escrow. The Company recorded stock-based compensation expense of $540,000, with the shares being valued at $.27 per share, the closing bid price at June 30, 2003.

      Equity Line of Credit Agreement

      In April 2002, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP. Under this agreement, the Company may issue and sell to Cornell Capital Partners, LP. common stock for a total purchase price of up to $10 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the equity line of credit when the common stock to be issued under the equity line of credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 92% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate monthly maximum advance amount of $425,000 in any thirty-day period. In no event shall the number of shares issuable to Cornell Capital Partners, LP. which causes them to own in excess of 9.9% of the then outstanding shares of the Company's common stock. The Company paid the Cornell Capital Partners, LP a one-time fee equal to $330,000, payable in 303,200 shares of common stock. Cornell Capital Partners, LP. is entitled to retain 3.0% of each advance. In addition, the Company entered into a placement agent agreement with a placement agent firm, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 shares of common stock, which were valued at $2.00 per share, or an aggregate of $20,000, on the date of issuance. The Company agreed to pay an unrelated consultant, a one-time fee of $200,000 for its work in connection with consulting the Company on various financial matters. Of the fee, $75,000 was paid in cash with the balance paid in 104,000 shares of common stock.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

      On each advance date in the Company shall pay to Cornell Capital Partners, LP., directly from the gross proceeds held in escrow, an amount equal to three percent (3%) of the amount of each advance as a commitment fee. The Company has paid Cornell Capital Partners, LP. a one-time commitment fee in the amount of 303,200 shares of common stock and warrants to purchase 26,500 shares of common stock of which a warrant to purchase 1,500 shares has an exercise price of $5.00 per share and a warrant to purchase 25,000 shares has an exercise price of $0.99 per share. These warrants vest immediately upon issuance. The value of the one-time commitment fee related to the issuance of common stock totaled approximately $350,000, which was computed based upon the market prices of the Company's common stock on the applicable issuance dates. The warrants issued in connection with the equity line of credit agreement for commitment fees were valued on the date of grant using the Black-Scholes option-pricing model which computed a value of $6,107. The commitment fees will be expensed ratably over the life of the equity line of credit agreement and are included in stockholders' deficiency in the accompanying consolidated balance sheet as of December 31, 2003. The Company has recognized commitment fees of approximately $133,795, which have been included in general and administrative expenses on the consolidated statement of operations for the years ended December 31, 2003 and 2002, respectively.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      Consulting Agreements

      On September 30, 2003, the Company entered into a contract with an unrelated party to consult with the Company with regard to finance activities and general corporate development in particular with regard to provision of a planned $2,000,000 term debt financing. The Company issued 100,000 shares of common stock, which were valued at $.29 per share, representing the market value on the date of grant.

      On July 14, 2003, the Company entered into a consulting agreement with an unrelated individual to provide services through June 2004 in the field of medical data integration. On August 1, 2003, the Company issued 400,000 shares of common stock to this consultant as compensation for services to be rendered. These shares were valued at $.25 per share, representing the market value on the date of grant.

      On June 18, 2003, the Company entered into a consulting agreement with a European based investor relations consultant to provide services through June 2004. On August 1, 2003, the Company issued 15,000 shares of common stock to this consultant. These shares were valued at $.33 per share, representing the closing market value on the date of grant.

      On June 3, 2003 the Company entered into a consulting agreement with an unrelated party to perform consulting services in the field of entertainment software distribution and on June 26, 2003, the Company issued 500,000 shares of common stock as consideration for consulting services from June 2003 to June 2004. These shares were valued at $.25 per share, or an aggregate of $125,000, representing the market value on the date of grant.

      On May 6, 2003 the Company entered into a consulting agreement with an unrelated party to perform investor relations services at the rate of $7,000 per month. In addition, on June 26, 2003, the Company issued 200,000 shares of common stock to this unrelated party in connection with the agreement. These shares were valued at $.25 per share, or an aggregate of $50,000 representing the market value on the date of grant.

      On July 14, 2003, the Company entered into an agreement with an unrelated party to source additional "name brand" properties for cell phone game production and issued this unrelated company 200,000 shares of common stock as a consulting fee. These shares were issued on August 1, 2003 and were valued at $0.25 per share, representing the market value on the date of grant.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      On January 26, 2004, the Company entered into a consulting agreement with an unrelated company to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company's ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004, the Company issued 500,000 restricted shares to the consultant. These shares were valued at $0.24 per share, or an aggregate of $120,000 representing the closing bid price at the date of issue. During the three months ended September 30, 2004, the Company entered into a consulting agreement with the same unrelated company to assist in locating and negotiating several prospective merger candidates as well as to assist in sales activities to large customers. The Company issued 1,200,000 restricted shares valued at $0. 15 for a total consideration of $180,000 which will be earned over the next twelve months.

      On August 1, 2004, the Company entered into a consulting agreement with Yvan Coessens for the management of European investor relations. On September 29, 2004 the Company issued 15,000 restricted shares valued at $0.15 for total consideration of $2,250.

      On September 8, 2004 the Company entered into a consulting agreement with 1582579 Ontario Limited to provide sales, strategic and acquisition services for the Company. On September 29, 2004 1582579 Ontario Limited was issued 1,200,000 restricted common shares valued at $.15 or $180,000 which will be earned over the next 12 months.

      Facilities

      The Company has lease agreements for facilities in Canada and the UK. Rent expense for the continued use of the facilities totaled $127,901 and $65,878 in 2004 and 2003 respectively. The lease agreements expire between 2005 and 2009.

      The minimum lease payments are:

      2005                                                         $105,199
      2006                                                           59,604
      2007                                                           62,765
      2008                                                           65,022
      2009                                                           37,930
                                                                   --------

                                                                   $330,520
                                                                   ========

NOTE 17 INCOME TAXES

      No provision for Federal, state and foreign income taxes has been recorded as the Company has net operating loss carry forwards to offset any net income for the year ended December 31, 2004 and December 31, 2003. As of December 31, 2004, the Company has significant net operating loss carry forwards for income tax purposes available to offset future taxable income. The Company is in arrears on filing many of its statutory income tax filings and is therefore unable to determine the amount of such carry forwards at this time. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Deferred tax assets as of December 31, 2004 and 2003 consist primarily of the tax effect of net operating loss carry forwards and amortization of intangibles. The Company has provided a full valuation allowance on the deferred tax assets as of December 31, 2004 and 2003 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 18 SEGMENTED INFORMATION

      Operating Segments

      Previously, the Company operated in two segments, enterprise and consumer. As a result of the sale of the net assets of the consumer segment, the operations of this segment have been presented as discontinued operations. At December 31, 2004, the Company operates under one reportable segment, enterprise.

      Geographic Information has been provided based on the location of individual subsidiaries.

                                                   2004
                                -------------------------------------------
                                 Revenue        Net Profit     Total Assets
                                ----------      ----------     ------------
      United States              2,900,067         597,212       4,470,027
      Canada                       730,083      (1,378,490)        643,780
      Europe                       324,731          (8,878)        374,819
                                ----------      ----------      ----------

                                 3,954,881        (790,156)      5,488,626
                                ==========      ==========      ==========

                                                   2003
                                -------------------------------------------
                                 Revenue        Net Profit     Total Assets
                                ----------      ----------     ------------
      United States                224,989      (1,066,763)      1,253,070
      Canada                       387,964        (779,221)        100,141
      Europe                       612,953              --              --
                                ----------      ----------      ----------

                                   612,953       1,845,984       1,353,211
                                ==========      ==========      ==========

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 19  QUARTERLY FINANCIAL DATA (Unaudited)

      In connection with the divestiture of the games division in February 2004, and the recoverability of the sales proceeds the gain resulting from the divestiture of the division has been deferred and will be recognized in the Company's statement of operations as the cash is received. As a result, the following components of the Company's consolidated statements of operations for the three months ended March 31, 2004, would be restated to reflect the deferral of gain on divestiture.

                                                                     Three Months Ended
                                                                       March 31, 2004
                                                                     ------------------
                                                                         (Unaudited)
      Gain on sale of discontinued operations                            $ 731,333
      Gain on sale of discontinued operations, restated                  $      --
      Net gain (loss) from discontinued operations                       $ 600,764
      Net gain (loss) from discontinued operations, restated             $(130,569)
      Net loss                                                           $ (56,344)
      Net loss, restated                                                 $(787,677)
      Gain (loss) per common share from discontinued operations -
          basic and diluted                                              $      --
      Gain (loss) per common share from  discontinued  operations -
          basic and diluted, restated                                    $      --
      Net income (loss) per common share - basic and diluted             $      --
      Net income (loss) per common share - basic and diluted, restated   $   (0.02)

NOTE 20 SUBSEQUENT EVENTS

      On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to the President and CEO which will be earned at the rate of 250,000 shares per quarter during fiscal 2005 for performing his duties.

      On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to the Senior Vice President of Business Development which will be earned at the rate of 250,000 shares per quarter during fiscal 2005 for performing his duties.

      On January 21, 2005 the Board of Directors authorized the issuance of 1,000,000 restricted common shares to a consultant to be earned at the rate of 250,000 shares per quarter for assisting the board of directors in matters of compliance.

      On January 21, 2005 the Board of Directors authorized the issuance of 80,000 restricted common shares to an unrelated firm for provision of Edgar filing services for the period December 8 2004 to December 7, 2005.

      On January 21, 2005 the Board of Directors authorized the issuance of 200,000 restricted common shares to each of the two independent board members for service on the board for the current year or until the next annual general meeting.

      ACTIVECORE TECHNOLOGIES, INC. (formerly IVP Technology Corporation)
                                AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

      On January 21, 2005 the Board of Directors authorized the issuance of shares to acquire all of the issued and outstanding shares of Cratos Technology Solutions Inc., a leading data integration company in the financial services sector with customers throughout the world. Under the terms of the Cratos Agreement, the Company issued 8,921,030 restricted common shares and will pay CAD $200,000 for 100% of the shares and the intellectual property of Cratos. A significant portion of the issued shares will be subject to a contractual lock-up that will be released over a 24-month period. Under the terms of the Cratos Agreement, the issued share portion of the purchase price may be adjusted based on Cratos' net income achievement during the next 24-month period.

      On January 21, 2005 the Board of Directors authorized the issuance of shares to convert certain payables on the books of Cratos, following acquisition, into common shares of the Company. On April 5, 2005 the Company issued 3,403,227 restricted common shares to SQLTECH Inc. a supplier of contract labor to Cratos Technology Solutions Inc. Included within the shares issued to SQLTECH are 1,200,000 shares which were paid to maintain a payroll facility which SQLTECH offers to Cratos.

      On January 21, 2005, the Board of Directors authorized the issuance of 1,200,000 restricted common shares valued at $236,445 to purchase all of the issued and outstanding shares of DisclosurePlus Inc. On February 24, 2005, the date of the acquisition was completed, the Company issued additional consideration in the form of a promissory note payable to one of the former shareholders of DisclosurePlus for $80,600 (CAD $100,000). The value allocated to the common share consideration and was based on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. DisclosurePlus specializes in the development of portals for disclosure of required regulatory data to investors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Weinberg & Company, P.A., Boca Raton, Florida audited the Company's consolidated financial statements for the year ended December 31, 2003. In February 2005, the Company's Board of Directors approved the dismissal of Weinberg & Company, P.A. as its independent accountants. The report of Weinberg & Company, P.A. on the Company's consolidated financial statements as of and for the year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. The audit report did express substantial doubt about the Company's ability to continue as a going concern.

In connection with their audit for the year ended December 31, 2003 and for the interim period through the filing date of this report, there were no disagreements with Weinberg & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Weinberg & Company would have caused them to make reference thereto in their report on the financial statements for such year.

In February 2005, the Board of Directors approved the engagement of BDO Dunwoody, LLP, Toronto, Ontario to act as the Company's new independent accountants to audit the Company's consolidated financial statements for the year ended December 31, 2004. During the year ended December 31, 2003 and through February 2005, the Company did not consult with BDO Dunwoody, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (ii) any matter that was either the subject of a disagreement, as contemplated by
Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and acting Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and acting Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective based on at this reasonable assurance level as of the period covered.

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Chief Executive Officer and acting Chief Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

As of March 31, 2005, the directors and executive officers of Activecore Technologies, Inc. their age, positions in ActiveCore the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

    NAME                        AGE                    POSITION                          PERIOD SERVED
    ----------------------    --------    ------------------------------------    -----------------------------
    Peter Hamilton              57            President and CEO, Director             Nov 2001 to Present
    Stephen Smith               65                     Director                       Nov 2001 to Present
    Stephen Lewis               43                     Director                       June 2002 to Present
    George Theodore             40          Senior VP, Business Development           June 2004 to Present

Peter Hamilton, has been a Director since November 2001 and oversees product development, distribution activities and sales for ActiveCore. In 1999, Mr. Hamilton co-founded Springboard Technology Solutions Inc. where he served as Vice President of Sales and Consulting. Prior to his position with Springboard, Mr. Hamilton co-founded and served as Chairman and CEO of Lava Systems Inc., a multinational software company that provided document management, imaging and work flow software services, based in Toronto, Chicago, London, and Australia. During this time, Mr. Hamilton was responsible for overseeing Lava's expansion of its operations into Europe, Australia, U.S. and Canada and developed business partners in South America, South Africa, the Middle East and Scandinavia and assisted Lava in obtaining a listing on the Toronto Stock Exchange. Prior to this, Mr. Hamilton served as Senior VP of Operations for SoftKey Software International, a publicly traded company on the New York Stock Exchange. Mr. Hamilton was responsible for SoftKey's day-to-day operations, including manufacturing, product distribution, information systems, finance, customer support, technical support and product data management and marketing.

Stephen Smith has served as a Director since November 2001 and has over 30 years experience in planning, directing and managing major projects in such diverse fields as radar system development, electronic intelligence system design, installation and operation, ship design and acquisition and Document Management System development and applied solutions. Mr. Smith has served as Vice-President Operations for CDI Marine, the nation's largest marine engineering firm and has held the positions of Director of Engineering, Vice-President and President of ROH, a diverse professional services company specializing in DMS solutions, web site development and applications and a broad range of support for the US Navy ship acquisition program.

Stephen Lewis has served as a Director since July 2003. Mr. Lewis has extensive financial, corporate governance and legal experience in large corporate environments and in fast growing entrepreneurial settings. Mr. Lewis is a seasoned executive and was CFO of the Lehndorff Group of companies from 1976 to 1994. The Lehndorff Group was a North American/European real estate investment and property management organization with assets and offices located across Canada and into the United States. Over a number of years Lewis rose within the organization to become executive vice president and chief financial officer, responsible for all facets of the group's finance, accounting, administration, M.I.S and human resources. Mr. Lewis was also a member of the board of directors of numerous Lehndorff management companies and acted as chief liaison between management and the independent boards and committees that made up the Lehndorff Group. Mr. Lewis sold his franchise operations in 2002 and is currently acting in a consulting capacity on a number of different business ventures. Mr. Lewis is also a member of the board of directors of the Children's Aid Society of Toronto ("CAST"), one of the largest child welfare organizations in the World.

George Theodore is an entrepreneur with over twenty years experience in sales, marketing and public relations. For nine years Mr. Theodore was Chairman and Chief Operating Officer of Infolink Technologies, (IFL) a TSX listed company. As co-founder of one of Canada's premier news and information disseminators Infolink Technologies delivers critical business disclosure to comprehensive networks fully licensed by all stock exchanges and securities commissions within Canada. Prior to co-founding Infolink Mr. Theodore was founder of Exposad Cinema Productions. Exposad Cinema Productions was a successful marketing production company that first pioneered on screen and point of purchase advertising distribution through Cineplex Odeon Theatres throughout Canada and the United States. Mr. Theodore was also a principal in NCC systems, a company that under contract with Canada's largest retail grocery chains, pioneered the utilization of point of sale generated couponing systems which incorporated Psychographics consumer marketing.

The Company's Board of Directors also acts as the audit committee. The Board of Directors has determined that it has at least one financial expert serving on the audit committee, Stephen Lewis, who is an independent director.

SECTION 16(A) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, ActiveCore Technologies' believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

CODE OF ETHICS

On April 28, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to the Form 10-KSB filed on June 17 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2004, 2003, and 2002 certain information regarding the compensation earned by ActiveCore's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2004 or 2003 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.

------------------------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                           Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal   Year          Salary         Bonus       Other        Restricted     Options      LTIP Payouts  All other
Position                                                      Accrued      Stock Awards   /SARs                      Compensation
                                                              Compensation in US$
------------------------------------------------------------------------------------------------------------------------------------
Brian MacDonald      2004*         $92,417        --          ---          --             --           --            --
Former Chairman &    ---------------------------------------------------------------------------------------------------------------
Director*            2003          $72,000
                     ---------------------------------------------------------------------------------------------------------------
                     2002          $60,933        --          ---          --             --           --            --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Peter Hamilton       2004          $92,417
President & CEO,     ---------------------------------------------------------------------------------------------------------------
Director             2003          $72,000        --          --           --             --           --            --
                     ---------------------------------------------------------------------------------------------------------------
                     2002          $15,226        --          --           --             --           --            --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
J. Stephen Smith,    2004          --
Director             ---------------------------------------------------------------------------------------------------------------
                     2003          --
                     ---------------------------------------------------------------------------------------------------------------
                     2002          --                                      85,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Stephen Lewis,       2004          --
Director             ---------------------------------------------------------------------------------------------------------------
                     2003          --
                     ---------------------------------------------------------------------------------------------------------------
                     2002          --             --          --           --             --           --            --
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Anthony McGurk,      2004          64,000
MD Twincentric       ---------------------------------------------------------------------------------------------------------------
Limited - UK
                     ---------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
George Theodore,     2004          69,313
Senior Vice          ---------------------------------------------------------------------------------------------------------------
President,
Business Develop.    ---------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Chris Champion,      2004          125,116                    14,985       15,000
VP Sales,            ---------------------------------------------------------------------------------------------------------------
Twincentric Limited
                     ---------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Leslie Sheppard,     2004          82,642                                  24,000
VP Planning and
Projects,
ActiveCore
------------------------------------------------------------------------------------------------------------------------------------
Terry Durette,       2004          78,791                                  24,000
President, MDI
Solutions Inc.
------------------------------------------------------------------------------------------------------------------------------------
Rob Schieren, VP C   2004          56,064                                  -
Comm
------------------------------------------------------------------------------------------------------------------------------------
Kent Emmerson, VP    2004          56,064                                  -
C Comm
------------------------------------------------------------------------------------------------------------------------------------
Rhonda               2004         120,000                                   6,000
Lindsey              2003          40,000
VP of  US
Operations
  MDI
------------------------------------------------------------------------------------------------------------------------------------

*Effective January 14, 2005 Mr. MacDonald resigned as an officer and director of ActiveCore Technologies, Inc. and of each of its subsidiaries.

COMPENSATION OF DIRECTORS

-----------------------------------------------------------------------------------------------------------------------
Peter Hamilton    2004        $92,417
President &       -----------------------------------------------------------------------------------------------------
CEO, Director     2003        $72,000      --        --         --           --         --          --
                  -----------------------------------------------------------------------------------------------------
                  2002        $15,226      --        --         --           --         --          --
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
J. Stephen        2004
Smith             -----------------------------------------------------------------------------------------------------
Director          2003
                  -----------------------------------------------------------------------------------------------------
                  2002                               85,000
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Stephen Lewis,    2004
Director          -----------------------------------------------------------------------------------------------------
                  2003
                  -----------------------------------------------------------------------------------------------------
                  2002        --           --        --         --           --         --          --
-----------------------------------------------------------------------------------------------------------------------

The Board of Director's, other than the CEO, are compensated for their involvement with the Board through the issuance of shares of the Company's common stock. In 2003, the Company issued 300,000 shares of the Company's common stock to the Company's independent directors as compensation for services. The shares were valued at $0.24. The Company did not issue shares to its independent directors in 2004.

EMPLOYMENT AGREEMENTS

Peter Hamilton is employed as the Company's President and CEO under an employment contract that ends in December 2006. Under the terms of the agreement, Mr. Hamilton is entitled to a base salary of $12,000 per month and receives 250,000 shares of the Company's common stock per quarter.

George Theodore is employed as the Executive Vice President of Business Development of ActiveCore Technologies Inc. pursuant to the terms of an employment agreement, ending December 2006. Mr. Theodore is entitled to base salary of $12,000 per month and receives 250,000 shares of the Company's common stock per quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect of the beneficial ownership as of April 18, 2005 for any person who is known to ActiveCore Technologies' to be the beneficial owner of more than 5% of IVP's common stock.

-------------------------------------------------------------------------------------------------
Title of Class          Name and address of           Amount and Nature of    Percentage of
                        beneficial owner              Beneficial ownership    Class (1)
-------------------------------------------------------------------------------------------------
Common                  Brian MacDonald               4,219,697               6.74%
                        c/o 156 Front Street West,    Direct
                        Suite 210
                        Toronto, Ontario,
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                Security Ownership of Management
-------------------------------------------------------------------------------------------------
Title of Class          Name and Address of           Amount and Nature of    Percentage of
                        Beneficial Owner              Beneficial Ownership    Class
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Common                  Peter J. Hamilton             3,719,696               5.94%
                        c/o 156 Front Street West,    Direct
                        Suite 210, Toronto,
                        Ontario, M5J 2L6
-------------------------------------------------------------------------------------------------
Common                  Stephen J. Smith              500,000                 0.80%
                        c/o 156 Front Street West,    Direct
                        Suite 210, Toronto,
                        Ontario, M5J 2L6
-------------------------------------------------------------------------------------------------
Common                  Stephen Lewis                 400,000                 0.64%
                        c/o 156 Front Street West,    Direct
                        Suite 210, Toronto,
                        Ontario, M5J 2L6
-------------------------------------------------------------------------------------------------
Common                  George Theodore,              2,600,000               4.15%
                        c/o 156 Front Street West,    Direct
                        Suite 210, Toronto,
                        Ontario, M5J 2L6
-------------------------------------------------------------------------------------------------
Common                  Andrew Wickett                4,460,515               7.12%
                        c/o 156 Front Street West,    Direct
                        Suite 210, Toronto,
                        Ontario, M5J 2L6
-------------------------------------------------------------------------------------------------
Common                  Debbie Gracie-Smith c/o 156   4,460,515               7.12%
                        Front Street West, Suite      Direct
                        210, Toronto, Ontario, M5J
                        2L6
-------------------------------------------------------------------------------------------------
Common                  All Officers And Directors    15,540,727              24.80%
                        As A Group                    Direct
-------------------------------------------------------------------------------------------------

(1) Applicable percentage of ownership is based on 62,654,205 shares of common stock outstanding as of April 18, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 18, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Nil

      The following table sets forth the securities that have been authorized under equity compensation plans as of April 18, 2005

The Company's Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant arrangements for the years ended December 31, 2004 and 2003.





                                                                Weighted
                                                 Non-Employee   Average
                                                 Options and    Exercise
                                                   Warrants       Price
                                                  ----------   ----------

      Warrants outstanding at December 31, 2002       36,500   $     2.91
           Granted                                     1,500         5.00
           Granted                                    50,000         0.31
                                                  ----------   ----------
      Warrants outstanding at December 31, 2003       88,000         1.47
           Expired                                    61,500         0.49
           Granted                                   400,000         0.18
                                                  ----------   ----------

      Warrants outstanding at December 31, 2004      426,500   $     0.25
                                                  ==========   ==========

On September 29, 2004, the Company sold 400,000 restricted shares of common stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of
0.18 cents to expire on November 30, 2005

On July 31, 2003, the Company issued warrants to purchase of 50,000 shares of common stock to a lender with an exercise price of $0.312 per share. These warrants expired on July 31, 2004.

In February 2003, the Company issued warrants to purchase 1,500 shares of common stock to the convertible debenture holder with an exercise price of $5.00 per share. These warrants expired on April 3, 2004.

As of December 31, 2004, and 2003 all warrants were fully vested and exercisable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two (2) years, ActiveCore has not entered into a commercial transaction with a value in excess of $60,000 with a director, officer, or beneficial owner of 5% or more of IVP's Common Stock.

      ActiveCore did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2004 or 2003.

During 2004 and 2003, officers and directors settled certain amounts due to them into shares of restricted common stock of the Company based on the closing market price of the Company's common stock on the settlement dates. During 2004 and 2003, $840,000 and $1,309,316 of due to related parties was converted into 5,939,394 and 5,444,538 shares of the Company's common stock. The balances due them were $132,364 and $117,874 as of December 31, 2004 and 2003, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

During 2004 Ardrossan Investments Inc. a Canadian Controlled Private Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital, subsequent to the year end this loan was paid in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our form 10-KSBs and 10-QSBs, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were:

----------------------------------------------------------------------------------------------------------------------
Year                                     Fees                         Principal Auditor
----------------------------------------------------------------------------------------------------------------------
2004                                     $ 100,000 (BDO)              BDO Dunwoody LLP (2003 - Nil)
----------------------------------------------------------------------------------------------------------------------
2003                                     $ 155,131                    Weinberg & Company, P.A.
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

      (2) All Other Fees

The aggregate fees in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

----------------------------------------------------------------------------------------------------------------------
Year                                     Fees                                   Principal Auditor
----------------------------------------------------------------------------------------------------------------------
2004                                     $  Nil                                 BDO Dunwoody LLP
----------------------------------------------------------------------------------------------------------------------
2003                                     $ 30,186                               Weinberg & Company, P.A.
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------

      Other than the fees set forth in (1) and (2) above, we have not expended any amounts on any other audit, audit-related or tax fees.

The audit committee approves all audit, audit related services, tax services and other services provided by BDO Dunwoody LLP. Any services provided by BDO Dunwoody LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of the any engagement.

      (3) AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES.

      (i)   Fees related to SEC matters

The audit committee is mandated to approve the financial statements of the Company with respect to quarterly and annual statements.

Item 13. Exhibits, Lists And Reports On Form-8K

      (a) Exhibits:

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
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

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
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

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
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
                    Partners, L.P.                                       filed on November 14, 2002

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
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
                    Acquisition Corporation and IVP Technology           filed on November 14, 2002

10.43               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.1 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02008)

10.44               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.2 to
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Mount Sinai     1, 2003
                    Hospital entered into March 11, 2003 (Contract No.
                    MDI02009)

10.45               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.3 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02003)

10.46               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.4 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and Rouge Valley    1, 2003
                    Health System entered into September 12, 2002
                    (Contract No. MDI02004)

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
10.47               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.5 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02006)

10.48               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.6 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and York Central    1, 2003
                    Hospital entered into September 13, 2002 (Contract
                    No. MDI02007)

10.49               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.7 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03001)

10.50               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.8 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires March 31, 2004)

10.51               MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.9 to IVP
                    Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
                    Data Integration Solutions group and St. Joseph's    1, 2003
                    Medical Centre entered into March 18, 2003
                    (Contract No. MDI03002-Expires June 11, 2004)

10.52               Share Purchase Agreement between Twincentric         Incorporated by reference to ActiveCore's 10QSB
                    Limited and ActiveCore entered into on June 21,      filed on September 29, 2004
                    2004 for the purchase of 100% of the issued shares
                    of Twincentric Limited by ActiveCore.

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

Exhibit No.         Description                                          Location
---------------     ---------------------------------------------------  -----------------------------------------------------
10.56               Results of Annual General Meeting of Shareholders    Incorporated by reference to IVP Technology's
                    held on November 29, 2004                            Form 8-K filed with the SEC on December 2, 2004

10.57               Press release and copy of letter of resignation of   Incorporated by reference to ActiveCore's form 8K
                    Brian MacDonald                                      filed with the SEC on January 17, 2005

10.58               Press release, notice of previous auditors and       Incorporated by reference to ActiveCore's form 8K
                    statement by Company with respect to engagement of   and subsequent amendments on February 17, 2005
                    new auditors                                         field with the SEC on February 17,2005

10.59               Press release with regard to pending acquisition     Incorporated by reference to ActiveCore's 8K
                    of Cratos Technology Solutions Inc., announcement    filed with the SEC on February 17, 2005
                    of a reverse split in shares and potential change
                    in stock symbol

10.60               Purchase and sale agreement with repect to the       Incorporated by reference to ActiveCore's 8K
                    shares of DisclosurePlus Inc. acquired by the        filed with the SEC on March 8, 2005
                    Company on March 8, 2005

10.61               Purchase and sale agreement with respect to the      Incorporated by reference to ActiveCore's 8K
                    shares of Cratos Technology Solutions Inc.           filed with the SEC on March 23, 2005.
                    acquired by the Company on March 23, 2005

14.1                Code of Ethics                                       Incorporated by reference as an Exhibit to IVP
                                                                         Technology's Form 10-KSB filed with the SEC May
                                                                         7, 2004

31.1                Certification by Chief Executive Officer and         Provided herewith
                    Acting Chief Financial Officer pursuant to 15
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification by Chief Executive Officer and         Provided herewith
                    Acting Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002





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

      On May 19, 2004, the Company filed a Form 8-K disclosing that it had purchased the outstanding shares of C Comm Network Corporation for IVP shares valued at $461,962. The Company has issued 3,075,820 restricted common shares in consideration.

      On September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a Irrevocable one way Share Call Agreement to purchase 8,000,000 common shares of Infolink Technologies in exchange for 1,600,000 restricted common shares. The common shares have been issued and are being held in safekeeping pending a potential closing of the transaction.

      Also on September 20, 2004, the Company filed a Form 8-K disclosing that it has entered into a subscription agreement for two series of convertible preferred shares. The Company will receive proceeds of $500,000 in two tranches of $250,000 each on September 17, 2004 and December 1, 2004.

      On September 30, 2004, the Company filed a Form 8-K enclosing the financial statements related to the acquisition of Twincentric Limited on May 21, 2004. The Company issued 1,456,024 restricted common shares in consideration.

      On December 2, 2004 the Company filed a Form 8-K disclosing the results of its annual shareholders meeting.

      On January 17, 2005 the Company filed a Form 8-K disclosing that Mr. Brian MacDonald, Chairman of ActiveCore Technologies, Inc. had resigned effective January 14, 2005 due to failing health.

      On February 17, 2005 the Company filed a Form 8-K disclosing that it had terminated the services of its former auditor Weinberg & Company, P.A. and had named new auditors BDO Dunwoody LLP.

      On February 17, 2005 the Company filed a Form 8-K indicating that it had signed a contract with InfoCanada a subsidiary of InfoUSA.

      On February 22, 2005 the Company filed a form 8-K indicating that it proposed to acquire Cratos Technology Solutions Limited and as a result would be performing a reverse split of its shares on a 10:1 ratio. Concurrently the Company indicated that it has applied for a change of name to ActiveCore Technologies, Inc. from IVP Technology Corporation and that there would likely be a symbol change.

      On March 8, 2005 the Company filed a form 8-K indicating that the Company has acquired DisclosurePlus Limited.

      On March 23, 2005 the Company filed a form 8-K indicating that the Company had completed its acquisition of Cratos Technology Solutions Inc.

ITEM 14. CONTROLS AND PROCEDURES

      Based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors during the fourth fiscal quarter that could significantly affect these controls.

                                   SIGNATURES

      Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ACTIVECORE TECHNOLOGIES, INC.

/s/                                                             May  , 2005
---------------------------
By:  Peter J. Hamilton
     President and Chief Executive Officer
     Acting Chief Financial Officer