Form 10QSB
period 2005-03-31
ACTIVECORE TECHNOLOGIES INC
filed 2005-06-30
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                          Commission File No. 000-30486

                          ACTIVECORE TECHNOLOGIES, INC.
                          -----------------------------
             (Exact Name of Registrant as specified in its charter)

              NEVADA                                     65-6998896
----------------------------------          ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

       156 Front Street West, Suite 210, Toronto, Ontario, Canada M5J 2L6
       ------------------------------------------------------------------
                    (Address of principal Executive Offices)

                                 (416) 252-6200
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes |X|                   No |_|

      State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: as of June 28, 2005, there were 65,272,611 outstanding shares of the issuer's common stock, par value $0.001.

        ACTIVECORE TECHNOLOGIES, INC. formerly IVP TECHNOLOGY CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................3
   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........23
   ITEM 3.  CONTROLS AND PROCEDURES...........................................32
PART II.......................................................................33
   ITEM 1.  LEGAL PROCEEDINGS.................................................33
   PART 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......34
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................35
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............35
   ITEM 5.  OTHER INFORMATION.................................................35
   ITEM 6.  EXHIBITS..........................................................36

Signatures

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

      ACTIVECORE TECHNOLOGIES, INC. (FORMERLY IVP TECHNOLOGY CORPORATION.)
                              As of March 31, 2005

                          INDEX TO FINANCIAL STATEMENTS

Page  4      Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004

Page  5      Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2005 and 2004
             (Unaudited)

Page  6      Condensed Consolidated Statement Of Stockholders' Equity (Deficiency) for the Three Months Ended
             March 31, 2005 (Unaudited)

Pages 7-8    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004
             (Unaudited)

Pages 9-22   Notes to Condensed Consolidated Financial Statements as of March 31, 2005 (Unaudited)

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (formerly IVP Technology Corporation)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                        March 31,         December 31,
                                                                                          2005               2004
                                                                                     ---------------    ---------------
CURRENT ASSETS
Cash                                                                                 $         7,693    $        53,736
Accounts receivable, net                                                                   2,795,803          2,708,335
Other receivables                                                                             21,441             20,992
Prepaid expenses and other current assets                                                    177,631            143,213
                                                                                     ---------------    ---------------
     Total Current Assets                                                                  3,002,568          2,926,276
                                                                                     ---------------    ---------------

PROPERTY AND EQUIPMENT, NET                                                                  280,216            312,460
                                                                                     ---------------    ---------------
OTHER ASSETS
Goodwill and other intangible assets, net                                                  1,926,066          1,796,141
Investments at cost                                                                          262,648            262,648
Deferred consulting and financing expense                                                    116,714            175,009
Deferred equity line commitment fees                                                              --             16,092
                                                                                     ---------------    ---------------
     Total Other Assets                                                                    2,305,428          2,249,890
                                                                                     ---------------    ---------------
TOTAL ASSETS                                                                         $     5,588,212    $     5,488,626
                                                                                     ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank Overdraft                                                                       $       126,215    $       194,749
Accounts payable                                                                             966,565            955,407
Accrued liabilities                                                                          764,640            582,386
Taxes payable                                                                              1,003,193            957,011
Leases payable, current portion                                                               19,603             22,093
Long-term debt, current portion                                                              985,615            857,161
Due to related parties                                                                       166,711            132,364
Other current liabilities                                                                    281,552             27,247
                                                                                     ---------------    ---------------
     Total Current Liabilities                                                             4,314,094          3,728,418
                                                                                     ---------------    ---------------
LONG-TERM LIABILITIES
Long-term debt                                                                               559,539            491,622
Leases Payable, long-term                                                                     25,583             30,447
                                                                                     ---------------    ---------------
     Total Long-Term Liabilities                                                             585,122            522,069
                                                                                     ---------------    ---------------

TOTAL LIABILITIES                                                                          4,899,216          4,250,487
                                                                                     ---------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 50,000,000 shares authorized
Preferred Stock issued and outstanding
Series A, 8,333.333 shares as of March 31, 2005 and December 31, 2004 respectively             8,333              8,333
Series B, 4,167,667 shares as of March 31, 2005 and December 31, 2004 respectively             4,168              4.168
Common stock, $0.01 par value, 500,000,000 shares authorized, 47,241,718 and
  46,711,708 outstanding as of March 31, 2005 and December 31, 2004, respectively            472,417            467,117
Common stock to be returned                                                                  (68,783)           (68,783)
Additional paid-in capital                                                                39,265,606         39,137,498

Shares to be issued                                                                          176,000                  0
Accumulated deficit                                                                      (38,846,184)       (37,892,002)

Accumulated other comprehensive loss                                                        (196,823)          (256,204)
Subscription Receivable - Preferred                                                               --           (150,000)
Deferred compensation                                                                       (125,738)           (11,988)
                                                                                     ---------------    ---------------
     Total Stockholders' Equity                                                              688,996          1,238,139
                                                                                     ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                           $     5,588,212    $     5,488,626
                                                                                     ===============    ===============

          See accompanying notes to consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly IVP TECHNOLOGY CORPORATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three      For the three
                                                            months ended       months ended
                                                           March 31, 2005     March 31, 2004
                                                          ---------------    ---------------
                                                          ---------------    ---------------
REVENUES                                                  $       523,008    $       194,495
                                                          ---------------    ---------------

                                                          ---------------    ---------------
COST OF SALES
                                                          ---------------    ---------------
Direct wages                                                      141,262              1,051
                                                          ---------------    ---------------
Amortization of licensing agreements and other costs              104,372             34,960
                                                          ---------------    ---------------
Total Cost of Sales                                               245,634             36,011
                                                          ---------------    ---------------

                                                          ---------------    ---------------
GROSS PROFIT                                                      277,374            158,484
                                                          ---------------    ---------------

                                                          ---------------    ---------------
OPERATING EXPENSES
                                                          ---------------    ---------------
Salaries and wages                                                373,025            408,100
                                                          ---------------    ---------------
Consulting fees                                                   158,949             78,392
                                                          ---------------    ---------------
Research and development                                           55,000             55,000
                                                          ---------------    ---------------
Legal and accounting                                               78,575             26,097
                                                          ---------------    ---------------
General and administrative                                        397,781            216,719
                                                          ---------------    ---------------
Financial advisory fees                                            28,639              7,250
                                                          ---------------    ---------------
Amortization and depreciation                                      31,232             (1,967)
                                                          ---------------    ---------------

                                                          ---------------    ---------------
Total Operating Expenses                                        1,123,201            789,591
                                                          ---------------    ---------------

                                                          ---------------    ---------------
LOSS FROM OPERATIONS                                             (845,827)          (631,107)
                                                          ---------------    ---------------

                                                          ---------------    ---------------
OTHER INCOME (EXPENSE)
                                                          ---------------    ---------------
Gain on early extinguishment of debt                                   --              2,000
                                                          ---------------    ---------------
Interest income                                                       460              7,495
                                                          ---------------    ---------------
Interest expense                                                  (75,075)           (33,232)
                                                          ---------------    ---------------
Foreign exchange loss                                             (33,740)            (2,264)
                                                          ---------------    ---------------
Total Other Expense                                              (108,355)           (26,001)
                                                          ---------------    ---------------

                                                          ---------------    ---------------
LOSS FROM CONTINUING OPERATIONS                                  (954,182)          (657,108)
                                                          ---------------    ---------------

                                                          ---------------    ---------------
Discontinued Operations: (See note 2):
                                                          ---------------    ---------------
Loss from discontinued operations - SilverBirch Studios                --           (130,569)
                                                          ---------------    ---------------
Loss from discontinued operations - net                                --           (130,569)

NET LOSS                                                  $      (954,182)   $      (787,677)
                                                          ===============    ===============
Preferred Stock Dividend                                           11,092                 --

                                                          ---------------    ---------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS              $      (965,274)   $      (787,677)

                                                          ---------------    ---------------

LOSS PER COMMON SHARE FROM CONTINUING                     $         (0.02)   $         (0.02)
    OPERATIONS-BASIC AND DILUTED                          ===============    ===============

LOSS PER COMMON SHARE FROM DISCONTINUED
    OPERATIONS - BASIC AND DILUTED                        $         (0.00)   $         (0.00)
                                                          ===============    ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED             $         (0.02)   $         (0.02)
                                                          ===============    ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
    BASIC AND DILUTED                                          46,999,267         31,713,278
                                                          ---------------    ---------------

          See accompanying notes to consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly IVP Technology Corporation)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                                                                         Common Stock to be
                                                   Preferred Stock                                       Issued / (Returned)
                                       ----------------------------------------                          -------------------
                                                                                              Common
                                        Shares     Amount    Shares     Amount     Common      Stock
                                       Series A   Series A  Series B   Series B    Shares     Amount     Shares     Amount
                                       -------------------------------------------------------------------------------------
Balance, December 31, 2004             8,333,333   $ 8,333  4,167,667   $4,168   46,711,708  $ 467,117  (252,725)  $(68,783)

Stock issued for services                                                            80,000        800
Stock Issued for compensation                                                       400,000      4,000
Stock issued for beneficial owner
 roundup on reverse split                                                            50,010        500
Stock to be issued on acquisition
Deferred cost recognized
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend
Cumulative translation adjustment
 Balance, March 31, 2005               8,333,333   $ 8,333  4,167,667   $4,168   47,241,718  $ 472,417  (252,725)  $(68,783)

                                                                      Other      Subscription
                                       Additional                  Comprehensive  Receivable     Shares
                                         Paid-In     Accumulated      Income      Preferred       to be     Deferred
                                         Capital       Deficit        (Loss)        Stock        Issued   Compensation    Total
                                       ------------------------------------------------------------------------------------------
Balance, December 31, 2004             $39,137,498  $(37,892,002)   $ (256,204)   $(150,000)   $      --   $ (11,988)   1,238,139

Stock issued for services                   23,200                                                                         24,000
Stock Issued for compensation              116,000                                                          (120,000)           0
Stock issued for beneficial owner
 roundup on reverse split                                                                                                     500
Stock to be issued on acquisition                                                                176,000                  176,000
Deferred cost recognized                                                                                       6,250        6,250
Preferred stock subscription received                                               150,000                               150,000
Net loss  for period                                    (954,182)                                                        (954,182)
Preferred Stock Dividend                   (11,092)                                                                       (11,092)
Cumulative translation adjustment                                       59,381                                             59,381
 Balance, March 31, 2005               $39,265,606  $(38,846,184)   $ (196,823)   $      --    $ 176,000   $(125,738)     688,996

          See accompanying notes to consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (formerly IVP TECHNOLOGY CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               2005            2004
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the period                                                      $(954,182)     $(787,677)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation                                                                    31,232         (1,967)
Amortization of licensing agreement                                             28,623          6,220
Amortization of customer list                                                   22,917         22,913
Amortization of deferred consulting fees                                        61,813             --
Amortization of customer contract                                               48,710             --
Stock issued for compensation                                                       --        142,000
Stock issued for services                                                           --        120,000
Amortization of deferred commitment fees                                        16,092         36,644

Changes in operating assets and liabilities:
Decrease (increase) in receivables                                             (96,003)        47,760
Decrease (increase) in prepaid expenses and other current assets               (39,654)       199,015
(Increase) decrease in other assets                                                 --        (35,300)
Increase (decrease) in accounts payable                                         12,690       (107,927)
Increase (decrease) in accrued liabilities                                     222,058        (11,206)
Increase (decrease) in taxes payable                                            52,522         90,351
Increase (decrease) in other current liabilities                               289,216         37,598
Change in deferred compensation                                                 24,000             --
Change in deferred consulting fees                                               3,107             --
                                                                             ---------      ---------
     Net Cash Used In Operating Activities                                    (276,859)      (241,576)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                              (3,472)       (11,855)
Acquisition of Disclosure Plus                                                 (60,600)            --
                                                                             ---------      ---------
 Net Cash Used In Investing Activities                                         (64,072)       (11,855)
                                                                             ---------      ---------

                                                                               2005            2004
                                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance of notes payable                                                        27,261             --
Proceeds received from related parties                                          99,600         84,604
Repayments made to related parties                                             (65,253)            --
Proceeds from notes payable                                                         --        250,000
Proceeds from bank overdraft                                                   100,576             --
Preferred stock dividend                                                       (11,092)            --
Proceeds from preferred shares subscription                                    150,000             --
Payment on leases                                                               (7,354)        (4,515)
                                                                             ---------      ---------
Net Cash Provided By Financing Activities                                      293,738        330,089
                                                                             ---------      ---------

FOREIGN EXCHANGE GAIN ON CASH HELD IN FOREIGN CURRENCY                           1,150          8,222
                                                                             ---------      ---------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                 (46,043)        84,880

CASH - BEGINNING OF PERIOD                                                      53,736             --
                                                                             ---------      ---------

CASH - END OF PERIOD                                                         $   7,693      $  84,880
                                                                             =========      =========

Non-Cash Transactions:
   Isuance of shares related to acquisition of Disclosureplus                $ 176,000      $      --
   Issuance of shares for consulting services to be rendered                 $ 120,000      $      --

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (formerly IVP TECHNOLOGY CORPORATION)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

       Basis of Presentation and Going Concern

       The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. The results for the three months may not be indicative of the results for the entire year.

       Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2005, in the Company's opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

       The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

       Our independent auditors have issued a going concern opinion on our consolidated financial statements as at December 31, 2004 that raise substantial doubt about our ability to continue as a going concern.

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has an accumulated deficit at March 31, 2005 of $38,846,184. The Company has funded its activities to date almost exclusively from debt and equity financings. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

       The Company's ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services.

       The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Recent Accounting Pronouncements

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

       In December 2004, the FASB issued SFAS NO. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges for similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is Currently evaluating the impact of adopting this statement.

NOTE 2 DISCONTINUED OPERATIONS

       SilverBirch Studio

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

       Due to the fact that the recoverability of the note is dependent upon the future successful operations of the division sold, management determined that the recognition of the sales proceeds was not appropriate. Accordingly, the value of the note which amounted to $830,300 (CAD $1,000,000) has not been included in the consolidated results for the fiscal quarter ended March 31, 2004 and will be accounted for as cash receipts are received in fiscal 2005 and 2006.

       Following is a summary of the results of operations of the Games Division for the period from January 1, 2004 through February 29, 2004.

                                                                    2004
                                                              -----------------

       Salaries and wages                                     $         130,569

                                                              -----------------

       Net loss from discontinued operations                  $         130,569
                                                              =================

NOTE 3 ACQUISITIONS

       Disclosureplus, Inc.

       On February 25, 2005, the Company acquired all the outstanding common stock of DisclosurePlus Inc. (DP) a privately held Canadian Corporation which provides publicly traded corporations with the foundation and tools to enhance the scope of corporate disclosure in-line with a standardized regulatory compliant web-based solution. Consideration for this acquisition represented 800,000 shares of the Company's restricted common stock valued at $176,000 in addition to $60,600 cash. The value allocated to the common share consideration and was based on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The total purchase price of $241,600 also includes $5,000 of other acquisition costs. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, DP's operating results have been included in the Company's consolidated statement of operations from the acquisition date through to March 31, 2005. The Company acquired net tangible assets of $0, though the transaction provided the Company with intellectual property, customers, and a set of employees who had operated this business prior to the acquisition. The excess of the consideration given over the fair value of the net assets acquired ($241,600) has been recorded as goodwill and is not deductible for tax purposes. Given that this transaction was completed late in the quarter ended March 31, 2005, the Company has not yet completed its analysis of the intangible assets acquired. It is the Company's expectation that during the quarter ending June 30, 2005 it will adjust the following purchase price allocation to reflect the acquisition of certain intangible assets. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142.

       The Company's preliminary purchase price allocation recorded for the acquisition of DP is as follows:

        Purchase price                                          $236,600
        Acquisition - fees and expenses                            5,000
                                                                --------
        Goodwill                                                $241,600
                                                                ========

       The above purchase price allocation is subject to adjustment these adjustments may be material.

       Pro forma financial information giving effect to the acquisition of DP has not been provided on the basis that its results of operations for the three months ended March 31, 2005 and 2004 would not be material to the Company.

NOTE 4 ACCOUNTS RECEIVABLE

       The components of accounts receivable, net, as of March 31, 2005 and December 31, 2004 consist of:

                                               2005              2004
                                            -----------      -----------

        Trade receivables                   $ 2,931,116      $ 2,808,335
        Imputed interest discount               (91,343)        (100,000)
        Allowance for doubtful accounts         (43,970)              --
                                            -----------      -----------
          Accounts receivable, net          $ 2,795,803      $ 2,708,335
                                            ===========      ===========

       Trade receivables consist primarily of vendor receivables for enterprise software and information technology services sold. An imputed interest discount is included in the value of accounts receivable.

NOTE 5 OTHER RECEIVABLES

       Other receivables, of $21,441 as at March 31, 2005 represents an advance made to a principal of Disclosureplus.

NOTE 6 PROPERTY AND EQUIPMENT

       As of March 31, 2005 and December 31, 2004, property and equipment consisted of:

                                                             2005            2004
                                                           ---------      ---------
        Computer equipment                                 $ 500,004      $ 476,990
        Office equipment and furniture                        60,354         87,371
        Computer software                                     33,045         33,378
        Leasehold improvements                                42,159         41,185
                                                           ---------      ---------
                                                             635,562        638,924
                                                           ---------      ---------

        Less accumulated depreciation and amortization      (355,346)      (326,464)
                                                           ---------      ---------

        Property and Equipment, net                        $ 280,216      $ 312,460
                                                           =========      =========

       Depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $31,232 and ($1,967) respectively.

       Assets held under capital lease in the amount of $64,584 (2004 - $64,584) with accumulated depreciation in the amount of $28,184 (2004 - $22,802) are included in computer equipment.

NOTE 7     GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangibles assets consisted of the following as of March 31, 2005 and December 31, 2004:

                                                                              2005             2004
                                                                          -----------      -----------
        Other intangible assets subject to amortization:
           Customer contracts                                             $ 1,010,572      $ 1,024,666
           Customer lists                                                     275,000          275,000
           Capitalized software                                               115,703          115,701
           Licenses                                                            51,240           51,242
                                                                          -----------      -----------

                                                                            1,452,515        1,466,609
                                                                          -----------      -----------
        Less:  Accumulated amortization
          Customer contracts                                                 (146,129)         (97,419)
          Customer lists                                                     (137,500)        (114,583)
          Capitalized software                                                (57,852)         (48,210)
           Licenses                                                           (51,240)         (32,259)
                                                                          -----------      -----------

        Other intangible assets subject to amortization, net                1,059,794        1,174,138
        Goodwill                                                              866,272          622,003
                                                                          -----------      -----------

        Goodwill and other intangible assets, net                         $ 1,926,066      $ 1,796,141
                                                                          ===========      ===========

       The changes in goodwill for the three months ended March 31, 2005 and year ended December 31, 2004 are as follows:

                                                                              2005             2004
                                                                          -----------      -----------
        Balance, beginning of period                                      $   622,003      $   100,000
        Acquisitions                                                          241,600          510,095
        Effect of foreign exchange rate fluctuation                             2,669           71,908
        Purchase price allocation adjustments from prior acquisitions
                                                                                   --          (60,000)
                                                                          -----------      -----------

        Balance, end of period                                            $   866,272      $   622,003
                                                                          ===========      ===========

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

       Amortization expense for other intangible assets for the three months ended March 31, 2005 was $100,250 (2004 - $29,133). Estimated future amortization of other intangible assets based on balances existing at March 31, 2005 is as follows:

                                                                Amount
                                                              ----------
        2005 remainder of the year                            $  239,807
        2006                                                     302,609
        2007                                                     204,933
        2008                                                     204,933
        2009                                                     107,512
                                                              ----------

        Total                                                 $1,059,794
                                                              ==========

NOTE 8 INVESTMENT

       On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of the Company's common stock. The shares were valued at $0.25 per share or an aggregate of $250,000, representing the market value at the date of issuance. The investment in ePocket, Inc. is valued at cost in the accompanying consolidated balance sheet.

NOTE 9 LONG-TERM DEBT

       Long-term debt as of March 31, 2005 and December 31, 2004 consists of the following:

                                                                                        2005           2004
                                                                                     ----------     ----------
       Note  payable to IBEW  Local  Union 105,  five year  term,  no  principal payments until August 2004, bearing interest
        at 12% (1)                                                                      500,000        500,000

       Note payable to SCI Healthcare Group, unsecured (2)                              114,207        130,915

       Short term loans (3)                                                             596,067        543,901

       Bank term loan,  seven year term with monthly equal  principal  payments, bearing interest at the Canadian
       prime plus 3% (4)                                                                165,770        173,967

       Bank term loan,  30 months term with monthly  equal  principal  payments, bearing interest at the HSBC
       (Britain) Base Rate plus 4.5%                                                    169,110             --
                                                                                     ----------     ----------
                                                                                      1,545,154      1,348,783

       Less current
       portion                                                                          985,615        857,161
                                                                                     ----------     ----------
       Long term portion                                                             $  559,539     $  491,622
                                                                                     ----------     ----------

       (1) On July 31, 2003, the Company's wholly owned subsidiary ActiveCore Technologies Limited, received a $500,000 term loan from the International Brotherhood of Electrical Workers union in Hamilton, Ontario, Canada. Under the terms of the agreement, the first year accrued interest at the rate of 12% and the principal was repayable over a five-year term with no principal nor interest payments required during the first 12 months, principal payments were to be amortized over the remaining 48 months of the loan. The loan was convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 50,000 shares of common stock at a purchase price of $0.312 per share which expired on July 31, 2004. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The loan is collateralized by substantially all of the assets of the subsidiary Company. During the year ended December 31, 2004 the Company and the union agreed to exchange the outstanding loan into manditorily redeemable convertible preferred shares (series C) in exchange for the note payable and the release of its security over ActiveCore Technologies Limited, one of the Company's Canadian subsidiaries. The series C shares were not issued as at March 31, 2005. Interest that accrues on the note until conversion to preferred shares will be satisfied by cash or the issuance of additional common shares. Once the note is converted to the series C preferred shares a dividend equal to 12% on the outstanding preferred share balance will be payable in cash or in the form of additional common shares.

       (2) The promissory note relating to the acquisition of SCI Healthcare Group bears interest at 10% and is payable in ten monthly installments commencing April 30, 2004.

       (3) During 2004, various arm's length parties loaned the Company, on a short term basis, funds to assist with working capital.

       (4) On August 17, 2004 one of the Company's Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank's prime rate plus 3%. As of March 31, 2005 the bank's prime rate was 4.25%.

       Future maturities of short and long-term notes payable as of March 31, 2005 are as follows:

                              2005                       $  901,333
                              2006                          218,739
                              2007                          218,739
                              2008                          136,756
                              2009                           26,095
                              2010                           26,095
                              2011                           17,397
                                                         ----------
                                                         $1,545,154

NOTE 10  DUE TO RELATED PARTIES

       The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due them were $166,711 and $132,364 as of March 31, 2005 and December 31 2004, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

       During 2004  Ardrossan  Investments  Inc. a Canadian  Controlled  Private
       Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital, subsequent to the year end this loan was paid in full.

NOTE 11  REVERSE STOCK SPLIT

       In order to satisfy the terms of the Cratos share purchase agreement (see note 18), the Company conducted a reverse split of its shares on a 10:1 basis effective March 1, 2005. All share information contained in this Form 10-Q has given effect to this transaction.

NOTE 12  TAXES PAYABLE

       Activecore Technologies Limited, a Canadian subsidiary of ActiveCore Technologies, Inc. has a liability to the Canada Customs and Revenue Agency ("CCRA") for $440,995 including un-remitted payroll taxes in the approximate amount of $338,418, which is comprised of $255,418 for current payroll taxes, and $83,000 from a December 31, 2002 CCRA employee audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying consolidated balance sheet as of March 31, 2005. Since January 2005, the Company has been making monthly term payments of $44,137 per month. Failure to continue to make payments on a timely basis could result in an aggressive collection effort by the CCRA which could have a significant negative effect on the Company's operations.

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

              Compulsory mediation has occurred in the case and no settlement was offered or agreement was arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. Orchestral sent a settlement letter to the Company dated January 10, 2005 and has subsequently brought an Application before the Ontario courts to enforce the terms of the settlement letter. The court ordered that the settlement letter was enforceable and that $226,000 was owed by the Company to Orchestral. An appeal by the Company of this judgment is pending. An allocation of $226,000 has been made on the Company's financial statements for the punitive and exemplary damages, however, it maintains that the action is frivolous.

       (b) On March 17, 2000, the Company entered into a consulting agreement with the former stockholder of an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), the 35,000 common shares issued by the Company to the former stockholder shall be increased or decreased based upon the average closing price of the Company's stock 30 days prior to the reset date, so the value of the 35,000 shares will equal $50,000. The average closing price of the stock was $14.87 per share. The Company is obligated to issue an additional 30,284 common shares to the consultant as an additional fee.

              In March 2004, the consultant filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the reset shares. The Company engaged legal counsel to vigorously defend itself against the claim. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accrual for this matter in the accompanying consolidated financial statements. This case is proceeding to arbitration on August 26, 2005 which will take place in Washington, D.C.

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

NOTE 14  COMMON AND PREFERRED SHARES

       Common Shares

       On February 9, 2005, the Company issued 400,000 restricted shares of Common stock to two directors as Director's fee. The fair value of these shares, based on the market value on the date they were issued was $.30 each. 80,000 restricted shares of Common stock were also issued to two outside parties to pay for services rendered to the Company. The Company has recorded, in its Consolidated Statement of Operations, an expense of $24,000 representing the fair market value of these shares on of the date they were issued.

       During the three months ended March 31, 2005, the Company issued 50,010 restricted shares of Common stock for beneficial owner round up as a result of the reverse stock split on March 1, 2005.

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

       Series C

       In 2004, the Company and the International Brotherhood of Electrical Worker's Union (See Note 9) agreed to convert the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares with have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. As at March 31, 2005 the Series C preferred shares have yet to be issued.

NOTE 15  WARRANTS

       The Company's Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant arrangements.

                                                                        Non-Employee     Weighted
                                                                        Options and      Average
                                                                          Warrants    Exercise Price
                                                                        ------------  --------------
       Warrants outstanding at December 31, 2003                            88,000         1.47
          Expired                                                           51,500         0.45
          Granted                                                          400,000         0.18
                                                                           -------        -----

       Warrants outstanding at March 31, 2005 and December 31, 2004        436,500        $0.42
                                                                           =======        =====

       As of March 31, 2005 and December 31, 2004, all warrants were fully vested and exercisable.

NOTE 16  INCOME TAXES

       No provision for Federal, state and foreign income taxes has been recorded as the Company has net operating loss carry forwards to offset any net income for the three months ended March 31, 2005 and the year ended December 31, 2004. As of March 31, 2005, the Company has significant net operating loss carry forwards for income tax purposes available to offset future taxable income. The Company is in arrears on filing many of its statutory income tax filings and is therefore unable to determine the amount of such carry forwards at this time. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Deferred tax assets as of March 31, 2005 and December 31, 2004 consist primarily of the tax effect of net operating loss carry forwards and amortization of intangibles. The
       Company has provided a full valuation allowance on the deferred tax assets as of March 31, 2005 and December 31, 2004 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

NOTE 17  TOTAL COMPREHENSIVE INCOME (LOSS)

       The following  table presents the Company's  total  comprehensive  income
       (loss) for the three month periods ended March 31, 2005 and 2004 respectively:

                                                                 2005               2004
                                                               ---------         ---------
       Net loss for the period                                 $(954,182)        $(787,677)
       Other comprehensive income (loss) for the period           59,381            (8,222)
                                                               ---------         ---------
       Comprehensive net loss for the period                   $(894,801)        $(795,899)
                                                               =========         =========

NOTE 18  SUBSEQUENT EVENTS

       Acquisition of Cratos Technology Solutions Inc.

       Subsequent  to March  31,  2005,  the  Company  signed  a share  purchase agreement (the "Share Purchase Agreement") with Andrew Wickett ("Wickett") and Debbie Gracie-Smith ("Gracie-Smith"), the only shareholders of Cratos Technology Solutions Inc. ("Cratos"), pursuant to which the Company acquired all of the stock of Cratos in exchange for approximately CAD$2.6 million in cash and Company Common stock.

       Under the terms of the Share Purchase Agreement, the Company issued approximately 8.9 million shares of Common stock of the Company (the "Purchaser Shares") and will pay cash in the amount of CAD$200,000 to Wickett and Gracie-Smith in equal proportions. The per share stock consideration was USD$0.223 which is based on the 20 trading day average closing price of the Company's common stock determined at the time of execution of the Share Purchase Agreement.

       The purchase price is subject to an adjustment mechanism which will require (i) the Company to issue additional shares to Wickett and Gracie-Smith (in equal proportions) in the event Cratos' exceeds certain specified financial targets, and (ii) Wickett and Gracie-Smith to contribute back to the Company's treasury Purchaser Shares (in equal proportions) in the event Cratos' fails to achieve certain specified financial targets. Any future share consideration paid or received by the Company subject to the above arrangement will be recognized at fair value effective the date such amounts become determinable.

       In addition to the foregoing, the Company made a cash payment on behalf of Cratos to its primary supplier which equaled all amounts due to such supplier and which amounts represented receivables to Cratos. This supplier will also receive a specified number of bonus shares of the Company's common stock in consideration for its agreement to (i) enter into renewed agreements which Cratos, and (ii) terminate any existing security agreements between such party and Cratos as well as discharge any registered security and agree to subordinate any future security to that of any senior lender of the Company.

       Pursuant to the terms of the Share Purchase Agreement, each of Wickett and Gracie-Smith agreed to contractual lock-up and voting restrictions in respect of the Purchaser Shares. Specifically, the Purchaser Shares will be subject to a lock-up in accordance with the following release conditions: (i) 20% of the Purchaser Shares shall be released on the seventh business day following the closing date; (ii) 40% of the Purchaser Shares will be released on the first anniversary of the closing date; and (iii) 40% of the Purchaser Shares will be released on the second anniversary of the Closing Date. Each of Wickett and Gracie-Smith will also agree for a period of two years from the closing date to vote the Purchaser Shares in support of any recommendation made by the directors and/or management of the Company at any annual or special meeting of the Company.

       On April 30, 2005, Cratos secured a $1.75 million credit facility with a major Canadian bank. Amounts drawn on this facility bear interest at the prime rate plus 1.00% per annum. The facility is secured by a general security agreement against Cratos and by personal guarantees of two principals of the Company. The margin requirements of the facility restrict borrowing to 85% of effectively assigned and domestic unencumbered trade accounts receivables and insured non-domestic unencumbered trade account receivables.

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

Overview

         ActiveCore Technologies, Inc. ("ActiveCore" or the "Company") is a Nevada registered Company with its head office in Toronto, Canada, and operations in the USA and the UK. The Company operates within the enterprise software and services market in a sector which has been described by the Gartner Group as that group of vendors of software and services that sell and install "Smart Enterprise Suites" and related products. The Company has organized itself into two distinct divisions to deliver its products and services. The Systems Integration and Migration (SIM) division focuses on large projects in the financial services, insurance, healthcare, education and manufacturing industries. These projects are aimed at protecting the customer's investment in, improving the functionality of, and extending the life span of their existing information technology systems. The acquisition of Cratos subsequent to the end of the quarter ended March 31, 2005 is expected to begin to give this division critical mass. The Corporate Disclosure and Messaging (CDM) division is focused on working with these same and additional customers to provide them with a range of communication and information distribution based products that allow them to leverage existing corporate information and share it with their customers, employees and other stakeholders and facilitates their move towards a Smart Enterprise.

         The Company's products encompass application integration, application modernization, application migration, content management, vertical application portals, a corporate disclosure portal and an outbound corporate messaging portal. This product set gives ActiveCore the capability to deliver effective, efficient and economical integration, modernization, migration and corporate messaging services or complete solutions to clients seeking to enable or extend their existing systems to stakeholders and customers without wholesale changes to their systems. ActiveCore's products are designed to enable the Company's clients to extend the functions of their current systems, often called "legacy systems", by using the Company's integration, modernization and migration product sets that are sold and delivered by the SIM division. For organizations wanting to take the next step in achieving what ActiveCore terms "A Smart Enterprise" the Company offers its disclosure and messaging products that are sold and delivered by the CDM division. By concentrating on the improvement of the customers existing systems and providing an additional communication/messaging product layer the Company is able to offer its customers a cost effective way to rapidly improve the overall capability and extend the life of their existing information technology assets.

         The two divisions of the Company have very different revenue models and it is important that this is clearly understood. In future quarters the company plans to provide more granular reporting by division so that shareholders can develop a better understanding of the Company's revenue sources and how the revenue mix within the two divisions affects the gross profit margin at a consolidated level.

         The SIM division derives it revenue from the sale of value added labor and software licenses. This division has repeat customers and maintenance revenue but to grow it must find new customers on a regular basis to replace revenue from completed projects. Projects in this division usually range from one to two years in length and can exceed one million dollars in value. These projects tend to have long sell cycles and are predominantly with large customers. The gross profit percentage of this division varies based on the mix of sales as product revenue tends to yield a higher margin than services revenue. The Company considers this division to be a "solutions provider", therefore, there will always be a mix of both product and service revenue but normally the mix will be weighted towards services. In this division the Company competes with a variety of System Integration "SI" vendors but has the advantage of having ownership of most of the products it uses to develop client specific and industry specific solutions.

         The CDM division of the Company derives it revenue from the sale of product based services and usually delivers these services via an Application Service Provider (ASP) model. The size of the individual sales in this division are much smaller than in the SIM division but the revenue generated by this division is recurring in nature. Contracts in this division can vary from a one time job to three years and the length is determined by the target customer. Customers that purchase the DisclosurePlus product set usually sign three year contracts that consist of an initial setup fee and monthly payments and once the customer has committed to use this product set they become long term customers. Customers that purchase the Messaging product set tend to sign shorter contracts or choose to use the service as required. This division has shorter sell cycles and employs both telephone and direct sales representatives. The gross profit percentage from this division will vary based on the mix of Messaging sales versus DisclosurePlus sales. DisclosurePlus sales will yield a higher margin once the division has reached a critical mass of repeat customers.

         The Company has set up a "service bureau" operation under the product identity "ActiveCast" to implement the Messaging ASP service whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLINK and DynaPortal. The Company is actively increasing the scope and revenue earning capacity of this operation by investing in fixed assets and personnel to grow the revenue and client base. The Company completed the DisclosurePlus acquisition in the first quarter to add additional revenue opportunities to this division and to increase the amount of recurring revenue for the overall Company. The Company continues to search for potential acquisition candidates that can expand the range of products and services that the Company can offer within the context of the CDM division. In this area of operations, the Company competes with such companies as Infolink Technologies Limited in Canada, J2 Global Communications, Inc., and Xpedite Corporation.

         The Company has developed a clear vision of how it intends to expand the business in the future. Expansion will accomplished by growing the SIM and the CDM divisions organically as well as developing markets via strategic acquisitions in either division. The Company will also expand its marketing program to increase the "upselling" and "cross selling" opportunities which naturally exist between the two divisions.

          The Company continues to hold a minority interest in two other companies and it expects these two holdings to yield benefits to ActiveCore during the balance of 2005. SilverBirch Studios, (previously divested by the Company - a 5% interest has been retained) is continuing to improve both its product catalogue and its financial position. The Company believes that SilverBirch will succeed and that the Company's investment is sound. The ePocket organization is currently completing a major round of funding that will allow it to enter the "electronic payment" market with a revolutionary product. The Company maintains strong business relationships with both companies.

         The Company also envisions significant benefits from the Cratos acquisition as the relationship and synergies between ePocket and ActiveCore become more developed.

Market Positioning Summary

The Company's "Smart Enterprise Suite"

         The Company provides organizations of all sizes with the capability to integrate, enable, and extend their "legacy systems" to connect to and communicate with their customers,  employees and  stakeholders.  Therefore,  the
Company's   products  and  services   facilitate  the  creation  of  the  "Smart
Enterprise".

         The Company's products encompass application integration, application modernization, application migration, content management, vertical application portals, a corporate disclosure portal and an outbound corporate messaging portal. In addition the Company delivers its DisclosurePlus and ActiveCast product sets via an "Application Service Provider" (ASP) model using a Company hosted corporate messaging service bureau. The Company's products can be sold individually or as a combination to form customized solutions based on the customers' most immediate need. This approach allows the customer to deal with information technology problems in a tactical manner and can often alleviate customer capital expenditure restrictions.

         ActiveLINK is the Company's core application integration product and is used to create solutions that integrate disparate databases and applications, creating a hub through which legacy system functionality can be enabled and extended. The other products owned by the Company are Net. Visual, ActiveCast, DisclosurePlus and MD LINK. In addition the Company sells and services third party products that complete its "Smart Enterprise Suite". These include DynaPortal, Caravel, and Micro Focus.

         ActiveCore normally sells its products and services to companies that want to improve their existing "legacy systems", however, the Company has also identified three other target markets: software resellers, independent software vendors and system integrators.

         MDI Solutions sells a vertically optimized version of ActiveLINK known as MD LINK to health care facilities to support their systems integration needs. The MDI group also sells consulting support services for other integration products resulting in recurring income from support contracts. The MDI acquisition provided the Company with the knowledge to vertically enhance ActiveLINK and create MD LINK.

         ActiveCast, the Company's corporate messaging software product is sold to companies that want to extract data from internal "legacy systems" and use it for outbound messaging. These opportunities have short sales cycles resulting in rapid cash flow and recurring revenue from organizations sending information to dedicated lists. This product is also directly marketed to all companies that need to communicate "stand alone" information to their customers, employees and stakeholders. The C Comm acquisition provided the base product from which ActiveCast evolved.

         Twincentric is primarily involved in system modernization and the migration of RPG and Cobol based "legacy systems" to Java for clients using IBM AS 400 and Bull Computer platforms. The modernization work is achieved using the Company owned product known as Net. Visual and the migration work is achieved using a third party product known as Caravel.

         DisclosurePlus provides corporations with a standard methodology for reporting and distributing information related to public disclosure required by public companies. This division is adding additional products to their offering to expand the functionality available within the DisclosurePlus product.

         Cratos is a technology solution provider that focuses on payment solutions for the financial services industry and on the migration of mainframe systems to a Microsoft environment. Its expertise in various payment technologies is well known globally as evidenced by its blue chip customers. Cratos uses the Micro Focus product set to perform system migrations for large customers and they have a well trained consulting group that manages and delivers complex payment integration projects. There is an opportunity to introduce several of the Company owned products into Cratos projects.

Recent Developments

         In the MDI Solutions group, further progress has been made in the development of the MD LINK product and the company has recently released version
4.0 of this product and plans to release version 4.1 at the end of June 2005. During the last few months, the Company has obtained several orders for the new version of MD LINK which should be shipped in June 2005 or in July 2005. The Company expects the number of product sales to rise during the balance of 2005 and this is a direct result of the new product features and the marketing efforts of this group in 2004 and early 2005.

         In the Company's ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding additional sales personnel to accelerate the rollout of the Company's innovative messaging portal product. This division has generated new revenue in the first quarter and continues to improve the margins on this business. We expect revenues to continue to increase throughout the remainder of 2005. During the quarter ended March 31, 2005, the Company continued to make relatively large investments in equipment and new staff in this area of the business and the Company expects that during the balance of 2005 revenues should continue to increase.

         The Company's Twincentric division has begun to execute on a large services contract that was won in the first quarter of 2005 and to date this contract is on schedule. This contract is valued at approximately $4,000,000 USD over the next 5 years and the UK operation may grow in head count in 2005 to support this and other planned contracts that this division continues to pursue. This division will also review new products that are now available to it through synergies resulting from the Cratos acquisition and will study applicability of these products in the UK market. During the second quarter the Company also plans to determine whether ActiveCast and or DisclosurePlus can be deployed to the UK market via the TwinCentric group.

         The Company continues to acquire new organizations and completed the acquisition of DisclosurePlus in the first quarter of 2005 and completed the acquisition of Cratos subsequent to the end of the quarter. These acquisitions will add significant revenue to the Company during the balance of 2005. The DisclosurePlus group is actively selling the DisclosurePlus product and once we add the "press release" product to their offering sales will accelerate at an even quicker pace.

         The Company expects the SilverBirch Studios relationship to evolve through the second and third quarters and the Company is confident that the outstanding receivable from SilverBirch will be addressed successfully in 2005. SilverBirch Studios have received several new development contracts from major entertainment companies and should continue to improve their revenue picture over the next two quarters.

Acquisitions and Reorganizations

         The Company maintains an active interest in acquisitions and the reorganization of its component parts to better service clients. The Company has undertaken an internal restructuring to facilitate better customer service, increased sales and reduced costs. Investment in its existing operations augmented by growth through acquisitions is a key goal of management as is the effective use of capital to drive acceptable returns on investment. The following paragraphs briefly describe recent acquisitions and reorganizations that have occurred.

         Acquisition of DiscosurePlus

         Prior to being acquired by the Company, DiscosurePlus operated as a private company developing its intellectual property and test marketed its product to several clients before agreeing to be acquired by ActiveCore.

         On February 25, 2005, the Company entered into a purchase and sale agreement with the shareholders of DisclosurePlus whereby the Company paid 800,000 shares of the Company's common stock representing $176,000 plus $60,600 cash for a total value of $236,600 for 100% of the DisclosurePlus common shares. In connection with this acquisition the Company also entered into management contracts with Gord Sutton and Dean Peloso.

         DisclosurePlus offers a unique set of products to the public company market. These products are offered as an ASP model and are targeted at public companies that want to provide better disclosure of corporate information to their shareholders, customers and other stakeholders. This division will also add press release dissemination to the product set later this year which is expected to have a positive impact on revenue opportunities.

         Acquisition of Cratos Technology Solutions

         Prior to being acquired by the Company, Cratos operated as a private company providing technical consulting services and mainframe migration to companies in the financial services sector in many countries.

         Subsequent to the quarter ended March 31, 2005, the Company entered into a purchase and sale agreement with the shareholders of Cratos Solutions whereby the Company paid 9,421,030 shares of the Company's common stock in addition to cash consideration of $162,420 representing total consideration of $2,072,627 in exchange for 100% of the shares of Cratos. In conjunction with this acquisition the Company paid CAD $458,000 of debt owed to SQL Tech. by Cratos along with 3,403,227 Common Shares of ActiveCore. The Company also arranged a bank credit facility that was personally secured by the senior mangers of ActiveCore.

         Cratos is a service based company that specializes in providing project management and delivery to large companies in the financial service, education and insurance market place. This division was purchased based on a multiple of the average of the past three years EBITDA and is currently trending ahead of original projections.

Going Concern

         The accompanying Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations of $845,827 for the three months ended March 31, 2005. The company incurred negative cash flow from operations of $276,859 for the three months ended March 31, 2005, and has a working capital deficiency of $1,311,526 at March 31, 2005. There is no guarantee that the Company will continue as a going concern and will likely still incur a going concern note as at December 31, 2005. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

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

         (A) Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

         The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of licensing agreements and investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company's lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company's loans and notes payable and capital lease obligations approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations.

         (F) Profit (Loss) Per Common Share

Basic income or loss per common share is based on net income or loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share as their effect would be anti-dilutive for the three months ended March 31, 2005. Common stock equivalents were not included in the calculation of diluted income per share for the three months ended March 31, 2005 since the exercise price of all common stock equivalents were greater than the average stock price for the period.

Results of Operations

       Results of Operations for the Three Month Period Ended March 31, 2005 Compared to the Same Period Ended March 31, 2004

Revenues

         During the three months ended March 31, 2005 the Company generated $523,008 in revenue from the sale of products and services versus $194,495 in revenue from product and services in the same three month period ended March 31, 2004. From a revenue source perspective, the vast majority of this revenue was service related,while product related revenue represented only a small percentage of the total. In the three months ended March 31, 2004, $194,495 of revenue was generated from services work and product installation chiefly by the Company's MDI group.

         During the first quarter of 2005 the revenue increase over the prior year was a direct result of several decisions taken by the Company. The decision to enter the corporate messaging market created a new revenue stream that did not exist in March 2004. The decision to acquire TwinCentric in the second quarter of 2004 created a new revenue stream that was not present in the first quarter of 2004. The decision to acquire DisclosurePlus in the first quarter of 2005 added new revenue that did not exist in the first quarter of 2004. As evidenced by the above, the Company has undergone a major transformation over the past 12 months due to the acquisitions that it has made. These integration of these acquisitions are progressing well and they represent the main reason for the additional revenue in the first quarter.

         There were no large Source Code deals in the first quarter of 2005 and DisclosurePlus and ActiveCast generated less revenue than planned due to our delayed acquisition of IFL. The IFL transaction is still active and we anticipate that revenue from this transaction will occur later in the year.

         With the Company's second quarter acquisition of Cratos, the Company has begun segregating all activities into two divisions known as the SIM division and the CDM division, in future quarters the Company plans to provide more visibility of the revenue mix by each of these divisions. This quarter a majority of the revenue came from professional services.

Cost of Sales

         Cost of sales for the three month period ended March 31, 2005 were $245,634, which consisted of direct wages paid to consulting services staff of $141,262, and amortization of software licensing agreements of $104,372. In the period ended March 31, 2004, cost of sales was $36,011 and consisted of the same cost elements. The principal cost of sales items in the first quarter of 2004 consisted of amortization of software license agreements. As a result of the cost of sales components discussed above, the March 31, 2005 three month period led to a positive gross margin of $277,374 versus a positive gross margin of $158,484 in the three months ended March 31, 2004. This increase in positive gross margins is expected to continue as the Company expands its software sales efforts in the U.S., Europe and other regions. Gross Profit will continue to increase in future quarters as the full impact of recent acquisitions takes effect.

Operating Expenses

         Total operating expenses for the three months ended March 31, 2005 were $1,123,201 versus $789,591 in the three months ended March 31, 2004. After expenses, the Company recognized a loss from operations of $845,827 in the three months ended March 31, 2005 versus a loss from operations of $631,107 in the same quarter ended March 31, 2004.

         The largest components of first quarter 2005 fiscal year expenses and of first quarter fiscal year 2004 operating expenses were related to salaries and wages, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

         In the three months ended March 31, 2005, the Company expended $373,025 in salaries and wages versus $408,100 in the three months ended March 31, 2004. Salaries and wages in 2005 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs.

         Consulting fees for the three months ending March 31, 2005 were $158,949 versus $78,392 in the first quarter ended March 31, 2004. The Company moved some direct wage personnel to contract in the first quarter of 2005 which accounts for the increase.

         Research and Development costs for the first three months ending March 31, 2005 were $55,000 which represents the labor costs associated with three full time developers working on Company owned products.

         Legal and accounting expenses for the three months ended March 31, 2005 were $78,575, which was higher than the $26,097 recorded in the three months ended March 31, 2004. The expenses incurred in the first quarter reflect in part the ongoing legal costs associated with actions by Orchestral and Infolink.

         For the three months ended March 31, 2005, the Company incurred general and administrative expenses of $397,781 as opposed to $216,719 in the quarter ended March 31, 2004. The large increase from 2004 to 2005 is related to the fact that we have made several acquisitions since the 2004 first quarter and the Company has a much larger infrastructure as a result of these acquisitions. In the quarter ended March 31, 2005, the Company spent $28,639 for financial advisory fees compared to $7,250 for the same services in the same period of the prior year. The primary reason for the increase in 2005 was due to a $25,000 loan fee paid to Zorba Financial Services. In the quarter ended March 31, 2005, the Company incurred depreciation charges of $31,232 on equipment versus ($1,967) in the quarter ended March 31, 2004. These charges were related primarily to the addition of computer equipment and other depreciable assets in use in the Company's offices in Canada and the UK.

Other Income/Expenses

         In the quarter ended March 31, 2005, the Company recorded interest received of $460. In the corresponding quarter ended March 31, 2004, the Company earned $7,495 from one month of interest on the SilverBirch promissory note.

         In the quarter ended March 31, 2005, the Company expended $75,075 in financial interest which was significantly higher than the $33,232 expensed in the first quarter ended March 31, 2004 due to the term loan incurred by C COMM in the first quarter.

         Foreign exchange losses were $33,740 in the first quarter ended March 31, 2005 compared to $2,264 in the first quarter ended March 31, 2004 as a result of the fluctuation of the U.S. dollar relative to the UK pound and the Canadian dollar.

Income (Loss) From Operations

         The Company had a loss of $845,827 for the three months ended March 31, 2005 compared to a loss of $631,107 for the three months ended March 31, 2004. This increase is predominantly due to increased infrastructure costs associated with the acquisition of DisclosurePlus and Cratos. We anticipate that the Company will improve these operating results in the coming quarter through the consolidation and integration of these new acquisitions and through the growth of the businesses.

Discontinued Operations

         In the quarter ended March 31, 2005, the Company did not record any discontinued operations results related to SilverBirch Studios.

Net Loss

         The Company recorded a net loss for the three months ended March 31, 2005 of $954,182 versus a net loss of $787,677 for the same period in the previous year. Earnings per share for the first quarter was (0.02) versus (0.02) in the same period of 2004.

Liquidity and Capital Resources

         At March 31, 2005,  the  Company's  need for cash  included  satisfying
$4,314,094 of current liabilities, which consisted of accounts payable of $966,565, bank indebtedness in various operating loans of $126,215, $764,640 of accrued liabilities, taxes payable of $1,003,193, current lease obligations of $19,603, the current portion of notes payable, including accrued interest of $985,615, indebtedness to related parties of $166,711 and other current liabilities of $281,552. At March 31, 2005, the Company had a working capital deficiency of $1,311,526.

         Our ability to continue as a going concern is dependent on the Company's ability to raise additional funding from expansion of our bank facility, an equity injection, a convertible loan and increased sales revenue. At March 31, 2005, the Company had $7,693 cash on hand. In addition, certain shareholders have also supported the Company by foregoing salaries and expense reimbursement from time-to-time or converting shareholders loans to equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

         The Company anticipates that its cash needs over the next 12 months will consist of general working capital needs of $3,000,000 Canadian, which would include the satisfaction of current liabilities of $4,314,094. As of March 31, 2005, the Company's net working capital deficiency increased from $802,142 at December 31, 2004 to a deficiency of $1,311,526. The Company anticipates that its cash needs over the next 12 months will be met by primarily from a combination of term debt, equipment loans and leases for expansion purposes, proceeds from the sale of assets, profits, operating credit lines, and term loans.

         If the Company is unable to obtain additional funding sources of debt and equity capital, then the failure to obtain this funding will have a material adverse effect on the Company's business and this may force the Company to reorganize, reduce its investment in, or otherwise divest of one or more of the Company's operations, or to reduce the cost of all operations to a lower level of expenditure which may have the effect of reducing the Company's expected revenues and net income in 2005 and 2006.

Consolidated Statement of Cash Flows

         Cash on the unaudited consolidated balance sheet decreased from $53,736 in the period ended December 31, 2004 to $7,693 at March 31, 2005.

Net Cash Used in Operating Activities

         For the three months ended March 31, 2005, the Net Cash used in operating activities was $276,859 versus $241,576 in the three month period ended March 31, 2004. In the three months ended on March 31, 2005, cash used in operating activities was primarily a result of the Company's net loss for the period. This net loss was partially mitigated by changes in working capital items including an increase in accounts receivable of $99,476, a decrease in accrued liabilities of $222,058 and an increase in other current liabilities of $289,216.

Net Cash Provided in Investing Activities

         Net cash used in investing activities was $64,072, primarily as a result of the acquisition of DisclosurePlus.

Net Cash Provided by Financing Activities

         Net cash provided by financing activities was $293,738 in the three months ended March 31, 2005 versus $330,089 for the same period in 2004. In the three months ended March 31, 2005, the Company received from preferred share subscription $150,000, and additional proceeds of $100,576 from the bank overdraft.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of capitalized software development costs and other intangibles, realization of deferred income taxes, and doubtful accounts. Actual amounts could differ significantly from these estimates.

ITEM 3.  CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered.

(B) Changes in Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2005, the Company's Chief Executive Officer and Acting Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

         Under the TPG Agreement, the Company paid to TPG 200,000 shares of the Company's common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates the Company to issues additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of the Company common stock as of March of 2000 and March of 2001, if the Company was required to satisfy the reset provision, the Company would be required to issue to TPG an additional 3,028,378 shares of its common stock ("Reset Shares").

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

         In March of 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. During the quarter ended March 31, 2005 the action was withdrawn and the Company and Mr.
Cassidy agreed to enter into arbitration on the matter and this is now in process with the arbitration board currently being established. Arbitration is expected to begin in April 2005. No contingent liability has been allocated for any eventual loss on the action.

         Pursuant to Rule 405 promulgated under the Securities Act of 1933, as amended, the Company believes that Mr. Cassidy may be deemed to be a "promoter" of the Company. The Company has no ongoing business relationship with Mr. Cassidy and he is not employed by the Company in any manner.

         This case is proceeding to arbitration on August 26, 2005 which will take place in Washington, D.C.

Orchestral Corporation

         Orchestral Corporation commenced a proceeding in Ontario court in January of 2003, which was subsequently placed into abeyance, then revived in August of 2003, against the Company and its Canadian subsidiary, ActiveCore Limited (formerly Springboard Technologies Inc.) to the effect that they had infringed upon the copyright that Orchestral maintained in PowerAudit and further that the Company had breached the distribution contract between Orchestral and the Company with respect to termination and non-payment of support costs with regard to the distribution of Power Audit. Orchestral has claimed punitive and exemplary damages of Canadian $4,000,000 and Canadian $1,000,000, respectively. The Company has retained counsel and is defending the action on the basis that the Company believes that there is no merit to the case and in the event that there was merit, the time frame in which to bring an action in the contract has expired.

         Compulsory mediation has occurred in the case and no settlement was offered or agreement was arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. Orchestral sent a settlement letter to the Company dated January 10, 2005 and has subsequently brought an Application before the Ontario courts to enforce the terms of the settlement letter. The court ordered that the settlement letter was enforceable and that $226,000 was owed by the Company to Orchestral. An appeal by the Company of this judgment is pending. An allocation of $226,000 has been made on the Company's financial statements for the punitive and exemplary damages, however, it maintains that the action is frivolous.

Cesar Correia and InfoLink Technologies Ltd.

         From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the TSX Venture Exchange under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May 2004, the Company purchased C Comm. In July 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink with a reduced salary. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

PART 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On February 9, 2005, the board of directors authorized the issuance of 40,000 restricted common shares of stock from treasury to unrelated parties (Shai Stern) and an additional 40,000 restricted common shares of stock from treasury to (Seth Farbman) of Vintage Filings, LLC in order to receive long term discounted pricing for issuance of ActiveCore press releases.

         On February 9, 2005, the board of directors authorized the issuance 400,000 restricted common shares of stock from treasury as board compensation to two independent members of the board. Stephen Lewis received 200,000 common shares and Steven Smith received 200,000 common shares.

         Effective March 1, 2005, the Company completed a reverse split of the common shares on a 1 for 10 ratio and this resulted in the issuance from treasury of the following share amounts in respect of "round-up" for beneficial owners of the common shares: (i) to Cede & Co of 49,997 common shares; (ii) to ADP Clearing of 9 common shares; and (iii) to RBC Dominion Securities of 6 common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

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

10.9          Agreement dated February 12, 2002 between the        Incorporated by reference to Exhibit 10.9 to IVP
              Registrant and SmartFOCUS Limited                    Technology's Form 10-KSB filed on April 15, 2002

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
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

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
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

10.26         Investor Registration Rights Agreement dated         Incorporated by reference to Exhibit 10.34 to IVP
              April 3, 2002 between the Registrant and the         Technology's Form 10-KSB filed on April 15, 2002
              Investors

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

10.30         Consulting Agreement dated March 1, 2002 between     Incorporated by reference to Exhibit 10.38 to IVP
              the Registrant and Danson Partners LLC               Form 10-KSB filed on April 15, 2002

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

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
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
              Acquisition Corporation and IVP Technology           filed on November 14, 2002

10.43         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.1 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and Mount Sinai     1, 2003
              Hospital entered into March 11, 2003 (Contract No.
              MDI02008)

10.44         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.2 to
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and Mount Sinai     1, 2003
              Hospital entered into March 11, 2003 (Contract No.
              MDI02009)

10.45         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.3 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and Rouge Valley    1, 2003
              Health System entered into September 12, 2002
              (Contract No. MDI02003)

10.46         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.4 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and Rouge Valley    1, 2003
              Health System entered into September 12, 2002
              (Contract No. MDI02004)

10.47         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.5 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and York Central    1, 2003
              Hospital entered into September 13, 2002 (Contract
              No. MDI02006)

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
10.48         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.6 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and York Central    1, 2003
              Hospital entered into September 13, 2002 (Contract
              No. MDI02007)

10.49         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.7 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and St. Joseph's    1, 2003
              Medical Centre entered into March 18, 2003
              (Contract No. MDI03001)

10.50         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.8 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and St. Joseph's    1, 2003
              Medical Centre entered into March 18, 2003
              (Contract No. MDI03002-Expires March 31, 2004)

10.51         MDI Solutions Services Agreement (Interface          Incorporated by reference to Exhibit 10.9 to IVP
              Development Retainer Services) between Medical       Technology's Form 8-K filed with the SEC on April
              Data Integration Solutions group and St. Joseph's    1, 2003
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

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
10.59         Press release with regard to pending acquisition     Incorporated by reference to ActiveCore's 8K
              of Cratos Technology Solutions Inc., announcement    filed with the SEC on February 17, 2005
              of a reverse split in shares and potential change
              in stock symbol

10.60         Purchase and sale agreement with respect to the      Incorporated by reference to ActiveCore's 8K
              shares of DisclosurePlus Inc. acquired by the        filed with the SEC on March 8, 2005
              Company on March 8, 2005

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

              Certification by Acting Chief Financial Officer      Provided herewith
31.2          pursuant to 15 U.S.C. Section 7241, as adopted
              pursuant to Section 302 of the Sarbanes-Oxley Act
              of 2002.

              Certification by Chief Executive Officer pursuant    Provided herewith
32.1          to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

              Certification by Acting Chief Financial Officer      Provided herewith
32.2          pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTIVECORE TECHNOLOGIES, INC.

June <>, 2005                     By:      /s/ Peter J. Hamilton
                                     ---------------------------
                                           Acting Chief Financial Officer

June <>, 2005                     By:      /s/Peter J. Hamilton
                                     ---------------------------
                                           President and Chief Executive Officer