Form 10QSB
period 2005-06-30
ACTIVECORE TECHNOLOGIES INC
filed 2005-08-15
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                          Commission File No. 000-30486

                          ACTIVECORE TECHNOLOGIES, INC.
                          -----------------------------
             (Exact Name of Registrant as specified in its charter)

             NEVADA                                   65-6998896
  -------------------------------        ------------------------------------
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

                           Yes[X]          No[_]

      State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: as of August 11, 2005, there were 66,472,611 outstanding shares of the issuer's common stock.,$0.001par value.


Transitional Small Business Disclosure Format (Check one): Yes [X] No [_]

       ACTIVECORE TECHNOLOGIES, INC. (FORMERLY IVP TECHNOLOGY CORPORATION)


                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------
                                                                         PAGE
                                                                         ----

PART I    FINANCIAL INFORMATION............................................3
   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..............................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....29
   ITEM 3.  CONTROLS AND PROCEDURES.......................................43
PART II   OTHER INFORMATION...............................................44
   ITEM 1.  LEGAL PROCEEDINGS.............................................45
   PART 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...46
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................46
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........46
   ITEM 5.  OTHER INFORMATION.............................................46
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................47
 SIGNATURES...............................................................48
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302 OF
  SARBANES-OXLEY ACT OF 2002*.............................................49
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302
  OF SARBANES-OXLEY ACT OF 2002*..........................................50
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
  AS ADOPTED PURSUANT TO  SECTION 906 OF THE
  SARBANES-OXLEY ACT OF 2002..............................................51
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
  AS ADOPTED PURSUANT TO  SECTION 906 OF
  THE SARBANES-OXLEY ACT OF 2002..........................................52

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

      ACTIVECORE TECHNOLOGIES, INC. (FORMERLY IVP TECHNOLOGY CORPORATION.)
                               AS OF JUNE 30, 2005

                          INDEX TO FINANCIAL STATEMENTS

Page       4      Condensed Consolidated Balance Sheets as of June 30, 2005
                  (Unaudited) and December 31, 2004

Page       5      Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Page       6      Condensed Consolidated Statement of Stockholders' Equity for
                  the Six Months Ended June 30, 2005 (Unaudited)

Pages      7 - 8  Condensed Consolidated Statements of Cash Flows for the Three
                  and Six Months Ended June 30, 2005 and 2004 (Unaudited)

Pages      9 - 28 Notes to Condensed Consolidated Financial Statements as of
                  June 30, 2005 (Unaudited)

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              ASSETS

                                                                            June 30, 2005    December 31, 2004
                                                                          -----------------  -----------------
CURRENT ASSETS
Cash                                                                      $          32,372  $          53,736
Accounts receivable, net (note 4)                                                 2,959,414          2,708,335
Other receivables                                                                        --             20,992
Taxes recoverable                                                                   118,179                 --
Prepaid expenses and other current assets                                           102,548            143,213
                                                                          -----------------  -----------------
     Total Current Assets                                                         3,212,513          2,926,276
                                                                          -----------------  -----------------

CAPITAL ASSETS  (note 5)                                                            360,579            312,460
                                                                          -----------------  -----------------
OTHER ASSETS
Goodwill and other intangible assets, net (note 6)                                6,744,164          1,796,141
Investments at cost (note 7)                                                        262,648            262,648
Deferred costs                                                                      113,839            175,009
                                                                                         --             16,092
Deferred equity line commitment fees
                                                                          -----------------  -----------------
        Total Other Assets                                                        7,120,651          2,249,890
                                                                          -----------------  -----------------

TOTAL ASSETS                                                              $      10,693,743  $       5,488,626
                                                                          =================  =================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank Overdraft                                                            $         171,982   $         194,749
Line of credit (note 8)                                                           1,337,355                  --
Accounts payable                                                                  2,213,889             955,407
Accrued liabilities                                                               1,572,839             582,386
Taxes payable (note 12)                                                             980,835             957,011
Leases payable                                                                       12,097              22,093
Long-term debt, current portion (note 8)                                         1 ,301,775             857,161
Due to related parties (note 10)                                                    155,992             132,364
Other current liabilities                                                           254,541              27,247
                                                                          -----------------   -----------------
     Total Current Liabilities                                                    8,001,305           3,728,418
                                                                          -----------------   -----------------

LONG-TERM LIABILITIES
Long-term debt (note 8)                                                             188,065             491,622
Accrued liabilities                                                                 523,627              30,447
Deferred tax liability                                                              368,417                  --
                                                                          -----------------   -----------------
     TOTAL LONG-TERM LIABILITIES                                                  1,080,109             522,069
                                                                          -----------------   -----------------

TOTAL LIABILITIES                                                                 9,081,414           4,250,487
                                                                          -----------------   -----------------

COMMITMENTS AND CONTINGENCIES (note 13)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 50,000,000 shares authorized
Preferred Stock issued and outstanding (note 14)
Series A, 8,333.333 shares as of June 30, 2005 and December 31, 2004
 respectively                                                                         8,333               8,333
Series B, 4,167,667 shares as of June 30, 2005 and December 31, 2004
 respectively                                                                         4,168               4.168
Common stock, $0.01 par value, 500,000,000 shares authorized, 60,184,381 and 46,711,708 outstanding as of June 30, 2005 and December 31, 2004
respectively  (note 14)                                                             601,845             467,117
Common stock to be returned                                                         (68,783)            (68,783)
 Additional paid-in capital                                                      41,539,245          39,137,498

Shares to be issued                                                                 264,000                   0
Accumulated deficit                                                             (40,127,432)        (37,892,002)

Accumulated other comprehensive loss                                               (519,047)           (256,204)
Subscription Receivable - Preferred                                                      --            (150,000)
Deferred compensation                                                               (90,000)            (11,988)
                                                                          -----------------   -----------------
     Total Stockholders' Equity                                                   1,612,329           1,238,139
                                                                          -----------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $      10,693,743   $       5,488,626
                                                                          =================   =================


          See accompanying notes to consolidated financial statements.

                                                          For the          For the           For the            For the
                                                           three            three              six                six
                                                           months           months            months             months
                                                           ended            ended             ended              ended
                                                       June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                      ---------------   ---------------   ---------------   ---------------
REVENUES                                              $     1,910,791   $     1,105,532   $     2,433,799   $     1,300,027

COST OF SALES
Direct wages                                                1,116,117           310,080         1,257,379           311,131
Amortization of licensing agreements and other costs           96,451            52,516           200,823            87,476
                                                      ---------------   ---------------   ---------------   ---------------
Total Cost of Sales                                         1,212,568           362,596         1,458,202           398,607
                                                      ---------------   ---------------   ---------------   ---------------

GROSS PROFIT                                                  698,223           742,936           975,597           901,420
                                                      ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES
Salaries and wages                                            553,528           239,692           926,553           761,180
Consulting fees                                               221,081            83,572           380,030           161,964
Research and development                                       55,000                --           110,000                --
Legal and accounting                                          268,988           137,358           347,563           163,455
General and administrative                                    717,456           218,885         1,115,237           377,216
Financial advisory fees                                        20,997               380            49,636             7,630
Depreciation & amortization of intangible assets               87,775             8,651           119,007             6,684
                                                      ---------------   ---------------   ---------------   ---------------

TOTAL OPERATING EXPENSES                                    1,924,825           688,538         3,048,026         1,478,129
                                                      ---------------   ---------------   ---------------   ---------------

INCOME (LOSS) FROM OPERATIONS                              (1,226,602)           54,398        (2,072,429)         (576,709)
                                                      ---------------   ---------------   ---------------   ---------------

OTHER INCOME (EXPENSE)
Gain on early extinguishment of debt                               --                --                --             2,000
Interest income                                                    --            22,481                --            29,976
Interest expense                                              (51,091)          (37,344)         (125,706)          (70,576)
Foreign exchange loss                                          (3,555)          (15,667)          (37,295)          (17,931)
                                                      ---------------   ---------------   ---------------   ---------------
Total Other Expense                                           (54,646)          (30,530)         (163,001)          (56,531)
                                                      ---------------   ---------------   ---------------   ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (1,281,248)           23,868        (2,235,430)         (633,240)

                                                      ---------------   ---------------   ---------------   ---------------

Loss from discontinued operations - net (note 2)                   --             1,983                --          (128,526)

NET INCOME (LOSS)                                     $    (1,281,248)  $        25,851   $    (2,235,430)  $      (761,826)
                                                      ===============   ===============   ===============   ===============
Preferred Stock Dividend
                                                               12,500                --            23,592                --

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS          $    (1,293,748)  $        25,851   $    (2,259,022)  $      (761,826)

LOSS PER COMMON SHARE FROM CONTINUING
  OPERATIONS-BASIC AND DILUTED                        $         (0.02)  $          0.00   $         (0.04)  $         (0.02)
                                                      ---------------   ---------------   ---------------   ---------------

LOSS PER COMMON SHARE FROM DISCONTINUED
    OPERATIONS - BASIC AND DILUTED                    $          0.00   $          0.00   $          0.00   $          0.00
                                                      ---------------   ---------------   ---------------   ---------------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $         (0.02)  $          0.00   $         (0.04)  $         (0.02)
                                                      ---------------   ---------------   ---------------   ---------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
    BASIC AND DILUTED                                      59,290,926        38,342,615        53,176,114        35,389,194
                                                      ===============   ===============   ===============   ===============


          See accompanying notes to consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (FORMERLY IVP TECHNOLOGY CORPORATION)
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005
                                   (UNAUDITED)

                                                                              PREFERRED STOCK
                                                            -----------------------------------------------------
                                                             SHARES          AMOUNT         SHARES       AMOUNT            COMMON
                                                            SERIES A        SERIES A       SERIES B     SERIES B           SHARES
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                  8,333,333       $ 8,333        4,167,667      $ 4,168         46,711,708

Stock issued for compensation and services                                                                                   480,000
Stock issued for beneficial owner roundup on reverse split                                                                    50,010
Stock to be issued on acquisition
Stock issued on Cratos acquisition                                                                                         9,021,030
Stock issued to vendor                                                                                                     3,921,633
Deferred cost recognized
Preferred stock subscription received
Net loss for period
Preferred Stock Dividend
Cumulative translation adjustment
 BALANCE, JUNE 30, 2005                                     8,333,333       $ 8,333        4,167,667      $ 4,168         60,184,381

                                                                  COMMON                                         ADDITIONAL
                                                                  STOCK                                           PAID-IN
                                                                  AMOUNT           SHARES        AMOUNT           CAPITAL
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                      $ 467,117        (252,725)    $ (68,783)      $ 39,137,498

Stock issued for compensation and services                          4,800                                          139,200
Stock issued for beneficial owner roundup on reverse split            500
Stock to be issued on acquisition
Stock issued on Cratos acquisition                                 90,210                                        1,857,577
Stock issued to vendor                                             39,217                                          428,562
Deferred cost recognized
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend                                                                                           (23,592)
Cumulative translation adjustment
 BALANCE, JUNE 30, 2005                                         $ 601,845        (252,725)    $ (68,783)      $ 41,539,245

                                                                                      COMPREHENSIVE     RECEIVABLE       SHARES
                                                                     ACCUMULATED         INCOME          PREFERRED       TO BE
                                                                       DEFICIT           (LOSS)            STOCK         ISSUED
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                         $(37,892,002)       $ (256,204)     $ (150,000)     $     --

Stock issued for compensation and services
Stock issued for beneficial owner roundup on reverse split
Stock to be issued on acquisition                                                                                        264,000
Stock issued on Cratos acquisition
Stock issued to vendor
Deferred cost recognized
Preferred stock subscription received                                                                     150,000
Net loss  for period                                                 (2,235,430)
Preferred Stock Dividend
Cumulative translation adjustment                                                       (262,843)
 BALANCE, JUNE 30, 2005                                            $(40,127,432)      $ (519,047)       $      --      $ 264,000

                                                                       DEFERRED
                                                                     COMPENSATION               TOTAL
                                                            ------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                                          $    (11,988)             1,238,139

Stock issued for compensation and services                              (120,000)                24,000
Stock issued for beneficial owner roundup on reverse split                                          500
Stock to be issued on acquisition                                                               264,000
Stock issued on Cratos acquisition                                                            1,947,787
Stock issued to vendor                                                                          467,779
Deferred cost recognized                                                  41,988                 41,988
Preferred stock subscription received                                                           150,000
Net loss  for period                                                                         (2,235,430)
Preferred Stock Dividend                                                                        (23,592)
Cumulative translation adjustment                                                              (262,843)
 BALANCE, JUNE 30, 2005                                             $    (90,000)             1,612,329

          See accompanying notes to consolidated financial statements.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the          For the            For the           For the
                                                      three            three               six               six
                                                      months           months             months            months
                                                      ended            ended              ended             ended
                                                  June 30, 2005     June 30, 2004      June 30, 2005     June 30, 2004
                                                 ---------------   ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                 $    (1,281,248)  $        25,281        (2,235,430)         (761,826)
Net Loss for the period
Adjustments to reconcile net loss from
continuing operations to net cash used
in operating activities:

Depreciation                                              27,434             8,651            58,996             6,684
Amortization of intangible assets                        133,326            16,539           232,579            45,672
Amortization of deferred consulting fees                  55,721            40,644           111,284            77,288
Stock issued for compensation                                 --            34,000                --           176,000
Stock issued for services                                     --                --            24,000           120,000
Amortization of deferred commitment fees                      --                --            16,092                --

Amortization of deferred compensation                     35,738                --            41,988                --

Changes in operating assets and liabilities excluding business acquisition:

Decrease (increase) in receivables                       939,777          (657,708)          840,969          (610,518)
Decrease (increase) in prepaid expenses
and other current assets                                  48,704          (102,683)            9,050            96,332
(Increase) decrease in other receivables                  22,237                --            22,237                --
 (Increase) decrease in other assets                          --            35,300                --                --
Increase (decrease) in accounts payable                 (583,183)           34,766          (570,493)          (73,161)
Increase (decrease) in accrued liabilities              (374,089)           63,624          (123,031)           52,418
Increase (decrease) in taxes payable                     (30,351)           35,452            22,171           125,803
Increase (decrease) in other current liabilities        (110,605)          (18,951)          178,611            18,647
Change in deferred consulting fees                            --            48,287             3,107            48,287
                                                 ---------------   ---------------   ---------------   ---------------
   Net Cash Used In Operating Activities              (1,116,539)         (436,798)       (1,367,870)         (678,374)
                                                 ---------------   ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                        (6,846)          (36,663)           (6,846)          (48,518)
Acquisition of Cratos Technology Solutions, Inc.        (143,249)               --          (143,249)               --
Acquisition of Disclosure Plus                                --                --           (89,600)               --
                                                 ---------------   ---------------   ---------------   ---------------
 Net Cash (Used In) Provided by Investing
  Activities                                            (150,095)          (36,663)         (239,695)          (48,518)
                                                 ---------------   ---------------   ---------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                      1,337,355                --         1,337,355                --
Advance of notes payable                                                 --            60,000           (28,053)          310,000
Proceeds (repayments) received from (to) related parties                 --           423,198           (65,253)          423,198
Repayments made to related parties                                  (10,719)          (84,604)           88,881                --
~                                                                        --           (17,500)                ~           (17,500)
Repayment of notes payable                                                ~                 ~            (7,354)                ~
Proceeds from bank overdraft                                         45,767                --           146,343                --
Repayment of debt                                                   (55,314)               --                --                --
Preferred stock dividend                                            (12,500)               --           (23,592)               --
Proceeds from preferred shares subscription                              --                --           150,000                --
                                                                    (13,276)           (2,230)          (13,276)           (6,745)
                                                            ---------------   ---------------   ---------------   ---------------
Net Cash Provided By Financing Activities                         1,291,313           378,864         1,585,051           708,953
                                                            ---------------   ---------------   ---------------   ---------------

FOREIGN EXCHANGE GAIN ON CASH HELD IN FOREIGN CURRENCY                   --            47,922             1,150            56,144
                                                            ---------------   ---------------   ---------------   ---------------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                       24,679           (46,675)          (21,364)          38,205

CASH - BEGINNING OF PERIOD                                            7,693            84,880            53,736
                                                            ---------------   ---------------   ---------------   ---------------

CASH - END OF PERIOD                                        $        32,372   $        38,205   $        32,372   $        38,205
                                                            ===============   ===============   ===============   ===============

NON-CASH TRANSACTIONS:
  Issuance of shares to vendor                              $       467,779   $            --   $       467,779   $            --
  Issuance of shares for compensation                       $            --   $            --   $       120,000   $            --
  Issuance of shares for services                           $            --   $            --   $        24,000   $            --
  Issuance of stock to satisfy Common Stock to be issued    $            --   $            --   $            --   $       380,000
  Issuance of stock for acquisitions                        $     1,947,787   $            --   $     1,947,787   $       841,209
  Issuance of stock for payment of accrued liabilities      $            --   $            --   $            --   $        48,000
  Issuance of stock for payment of debt and accrued
   interest thereon                                         $            --   $       194,996   $            --   $       658,613
  Issuance of stock for payment of amounts due to
   related parties                                          $            --   $       560,000   $            --   $       610,325
  Treasury stock rescinded                                  $            --   $            --   $            --   $       770,000

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------      -----------------------------------------------------------

            BASIS OF PRESENTATION AND GOING CONCERN
            ---------------------------------------

            The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. The results for the three and six month periods may not be indicative of the results for the entire year.

            Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2005. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

            The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

            The Company's independent auditors have issued a going concern opinion on the Company's consolidated financial statements as at December 31, 2004 that raises substantial doubt about the Company's ability to continue as a going concern.

            The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has an accumulated deficit at June 30, 2005 of $40,127,432. The Company has funded its activities to date almost exclusively from debt and equity financings. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

            The Company's ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services.

            The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION -
------      -------------------------------------------------------------
            (CONTINUED)
            -----------

            RECENT ACCOUNTING PRONOUNCEMENTS
            --------------------------------

            In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares
            - Based Payment, ("SFAS NO. 123 R"), which amends, "Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation expense to be recognized for all share based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

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

            In March 2005, the Securities and Exchange Commission ("SEC") released SEC Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R.

            In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.


            NEW ACCOUNTING POLICY
            ---------------------

            The Company has a significant customer associated with its SIM division for which it operates a rebate program. This program allows this customer to earn rebates which can be redeemed towards consulting engagements in the subsequent fiscal year. The customer earns these rebates based on remitting payment for current projects within a specified time period. The Company has recorded an accrual, based on its best estimate of this future liability, which has been included on its Consolidated Balance Sheet as an accrued liability. In determining the appropriate amount of this accrual at reporting dates, the Company considers numerous factors, including this customer's history at both earning these rebates and redeeming them within the required period before they expire.

                         ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 2      DISCONTINUED OPERATIONS
------      -----------------------

            SILVERBIRCH STUDIO
            ------------------

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

            The purchase price consisted of the following:

                  (a) A promissory note in the amount of $830,300 (CAD $1,000,000) payable in 10 monthly installments commencing June 30, 2005. The note bears interest at 12% per annum, to be paid on a monthly basis commencing on June 30, 2004. In February, 2005 the Company reached an agreement with SilverBirch Studios Inc. to amend the terms of the note to extend the repayment over 2 years commencing July 2005 and to take shares in lieu of interest cash payments for interest owing from September 2004 to June 30, 2005. The Company waived the penalty fee equal to 20% of the interest payment. The note is collateralized by a general security agreement in first position over all assets of SilverBirch Studios Inc.

                  (b) The Company agreed to maintain a 5% equity interest in SilverBirch Studios Inc., with participation rights to maintain that 5% ownership rate. The Company determined that the value of the 5% interest is $0.

                  (c) Under a royalty agreement with a 4-year term commencing on March 1, 2004, SilverBirch agreed to pay the Company a royalty equal to 2% of the gross revenues of SilverBirch, payable on a quarterly basis during the term. The total royalty payments were to be capped at a maximum of $1,079,300 (CAD $1,300,000). The Company has not received any royalties as of June 30, 2005.

                  (d) A non-exclusive grant of the right to use any games that were in the process of being created by the games division up until the effective date of the sales agreement for use in the Company's direct marketing and advertising operations on the basis of a royalty equal to normal commercial terms less 10%.

                  Due to the fact that the recoverability of the note was dependent upon the future successful operations of the division sold, management had previously determined that the recognition of the sales proceeds was not appropriate. Accordingly, the value of the note which amounted to $830,300 (CAD $1,000,000) was not included in the consolidated results for the fiscal quarter ended March 31, 2004.

                  During the quarter ended June 30, 2005, SilverBirch Studios Inc. announced its intention to enter into a reverse take-over transaction (the "RTO") which would result in it becoming a publicly traded company on the TSX Venture Exchange ("TSXV"). It is expected that this transaction will be completed in August, 2005. On June 30, 2005, the Company restructured the above consideration with SilverBirch Studios Inc. such that the original purchase consideration as described above will be waived in consideration for the following:

                  (a) SilverBirch Studios Inc. will pay the Company CAD $125,000 (US $102,000) upon completion of the RTO.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                  (b) The Company will be granted 1,750,000 common shares in the new public company that SilverBirch Studios Inc. reverses into. Trading of the shares of this public company is currently halted in anticipation of the completion of the RTO.

                  (c) The Company will receive 1,000,000 warrants priced at CAD $0.36 with an expiry date of January 31, 2006 upon completion of the RTO.

            The Company will recognize the above consideration in its consolidated statement of operations in the period in which the above consideration is received.


            Following is a summary of the results of operations of the Games Division for the period from January 1, 2004 through June 30, 2004.

                                                          2004
                                                       ---------
               Salaries and wages                      $ 130,569
               Other                                      (1,983)
                                                       ---------

               Net loss from discontinued operations   $ 128,586
                                                       =========

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


NOTE 3      ACQUISITIONS
------      ------------

            CRATOS TECHNOLOGIES SOLUTIONS, INC.
            -----------------------------------

            On May 19, 2005, the Company completed the acquisition of Cratos Technology Solutions Inc., an Ontario corporation ("Cratos"). The Company effected the acquisition of Cratos pursuant to the terms of a Share Purchase Agreement dated February 22, 2005, as amended May 19, 2005. Under the terms of the Share Purchase Agreement, the Registrant acquired from Andrew Wickett ("Wickett") and Debbie Gracie-Smith ("Gracie-Smith") all of the stock of Cratos in exchange for total consideration of approximately $2.1 million, comprised of cash, a promissory note due August 2005, and common stock of the Company. Cratos is a solutions-oriented organization specializing in international banking and financial transaction processing. The majority of Cratos' customers specialize in card products such as Visa(R), MasterCard(R), Eurocard, Smart cards, Debit cards, Credit cards, Store cards, Private label cards, and Loyalty-based products. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and began consolidating the results of Cratos effective May 1, 2005.

            Under the terms of the Share Purchase Agreement, the Company issued 9,021,030 shares (the "Purchaser Shares") of its common stock (in equal proportions to Wickett and Gracie-Smith) and paid cash in the amount of $79,560 (in equal proportions to Wickett and Gracie-Smith), and issued promissory notes in the amount of $79,560 (in equal proportions to Wickett and Gracie-Smith). The Company valued the common stock issued in accordance with this transaction based on a simple average of the closing share price of the Company for 2 days prior and subsequent to this transaction being announced. On this basis, the common stock issued in connection with this transaction was valued at $1,947,787.

            The purchase price is subject to an adjustment mechanism which will require the Company to issue up to an additional 800,000 shares to Wickett and Gracie-Smith (in equal proportions) in the event Cratos exceeds certain specified profitability targets for Cratos for the 8 successive quarters following the close of this transaction. The Company will account for any additional consideration earned in the period in which such additional consideration is determined. The Company is still assessing the impact, if any, which such additional consideration, if earned, will have on its future consolidated statements of operations.

            The Company also issued 3,921,633 shares of its common stock to this same supplier as bonus shares in consideration for its agreement to
            (i) enter into renewed agreements with Cratos, and (ii) terminate any existing security agreements between such party and Cratos as well as discharge any registered security and agree to subordinate any future security to that of any senior lender of the Company. No gain or loss was recorded on this transaction.

                  The preliminary purchase price allocation set forth below
            represents management's best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on a preliminary assessment undertaken by management. The final valuation may differ from the preliminary purchase price allocation and these differences may be material.

                  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Cratos acquisition:

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            Current assets                 $ 1,251,514
            Long term assets                   111,032
            Customer assets                  1,023,380
            Goodwill                         4,085,394
                                           -----------
               Total assets acquired         6,471,320
               Total liabilities assumed    (4,364,413)
                                           -----------
               Net assets acquired           2,106,907
                                           ===========

            The customer assets of $1,023,380 have been assigned a life of five years. The useful lives assigned represent management's preliminary estimates and changes may occur from these preliminary estimates and these changes may be material. The Company also recorded a deferred tax liability of $368,000 in respect of the temporary difference associated with this intangible asset.

            The portion of the purchase price allocated to goodwill was assigned to the Company's Systems Integration and Modernization reporting segment. No amount of the goodwill is expected to be deductible for tax purposes.

            As part of the purchase price allocation, the Company recognized liabilities in connection with this acquisition of $820,000. The liabilities represent severance charges of $119,000, costs associated with completing this transaction of $72,000, and costs relating to excess facilities of $630,000. Of these amounts, $127,000 has been recorded in the Company's Consolidated Balance Sheet as a current accrued liability and $503,000 has been recorded as a long-term accrued liability. The Company expects that the severance costs and costs associated with completing this transaction will be discharged by the end of the current fiscal year, while the costs associated with excess facilities will be discharged over the term of the respective facility lease.


            DISCLOSUREPLUS INC.
            -------------------

            On February 25, 2005, the Company acquired all the outstanding common stock of DisclosurePlus Inc. ("DP") a privately held Canadian Corporation which provides publicly traded corporations with the foundation and tools to enhance the scope of corporate disclosure on-line with a standardized regulatory compliant web-based solution. Consideration for this acquisition represented 1,200,000 shares of the Company's restricted common stock valued at $264,000 in addition to $125,000 payable in cash. The 1,200,000 shares have been classified as shares to be issued on the Company's consolidated balance sheet and were issued subsequent to the end of the quarter. As of June 30, 2005, $85,000 of the cash had been paid with the remaining $40,000 payable in equal amounts on August 15, 2005 and September 15, 2005 respectively. The Company also acquired intellectual property relating to the DP business in a concurrent transaction. The consideration above represents the total consideration for this entire acquisition. The value was allocated to the common share consideration and was based on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, DP's operating results have been included in the Company's consolidated statement of operations from the acquisition. The Company acquired net tangible

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            liabilities of $29,000 though the transaction provided the Company with intellectual property, customers, and a set of employees who had operated this business prior to the acquisition. The excess of the consideration given over the fair value of the net assets acquired ($389,000) has been recorded as goodwill and is not deductible for tax purposes.

            The preliminary purchase price allocation set forth below represents management's best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on a preliminary assessment undertaken by management. The final valuation may differ from the preliminary purchase price allocation and these differences may be material.

            The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The entire balance of goodwill recorded on this transaction will be allocated to the Company's Corporate Disclosure and Messaging segment.

            The Company's preliminary purchase price allocation recorded for the acquisition of DP is as follows:

            Technology assets       $ 250,000
                                    ---------
            Goodwill                  168,000
            Total assets acquired     418,000
            Liabilities assumed       (29,000)
            Net assets acquired     $ 389,000
                                    =========


            The above purchase price allocation is subject to adjustment these adjustments may be material.

            Pro forma results

            The following pro forma results of operations reflect the combined results of Activecore and Cratos (acquired on May 1, 2005) for the three and six-month periods ended June 30, 2005 and 2004 as if the business combination occurred at the beginning of Activecore's fiscal year. The information used for this pro forma disclosure was obtained from internal financial reports prepared by Cratos for the four month period ended April 30, 2005, the three month period ended March 31, 2005, the six month period ended June 30, 2004 and the three month period ended March 31, 2004. Pro forma financial information giving effect to the acquisition of DP has not been provided on the basis that its results of operations for the three and six months ended June 30, 2005 and 2004 would not be material to the Company.

                                                   Three months ended June 30    Six months ended June 30
                                                   ---------------------------  ---------------------------

                                                       2005           2004          2005          2004
                                                   ------------   ------------  ------------   ------------
Revenue                                            $  2,374,094   $  2,365,835  $  4,182,386   $  3,212,589
Net income (loss)                                  $ (1,397,710)  $    227,774  $ (2,157,546)  $   (746,173)
Net income (loss) per share, basic and diluted     $      (0.02)  $       0.00  $      (0.04)  $      (0.02)
                                                   ============   ============  ============   ============
Shares used in basic and diluted income (loss)
per share calculation                                59,846,795     47,363,645    57,910,163     44,410,224
                                                   ============   ============  ============   ============

                  These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The pro

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            forma results represent Activecore's preliminary assessment of the intangible assets and are subject to change and, therefore, the final values may differ substantially from these amounts. The actual results for the quarter ended June 30, 2005 include the results for Cratos beginning May 1, 2005.


NOTE 4      ACCOUNTS RECEIVABLE
------      -------------------

            The components of accounts receivable, net, as of June 30, 2005 and December 31, 2004 consist of:

                                                  2005               2004
                                             ---------------   ---------------

            Trade receivables                $     3,150,140   $     2,808,335
            Imputed interest discount                (82,685)         (100,000)
            Allowance for doubtful accounts         (108,041)               --
                                             ---------------   ---------------
            Accounts receivable, net         $     2,959,414   $     2,708,335
                                             ===============   ===============

            Trade receivables consist primarily of vendor receivables for enterprise software and information technology services sold. An imputed interest discount is included in the value of accounts receivable.


NOTE 5      CAPITAL ASSETS
------      --------------

            As of June 30, 2005 and December 31, 2004, property and equipment consisted of:

                                                2005             2004
                                          ---------------  ---------------
      Computer equipment                  $       541,088  $       476,990
      Office equipment and furniture              104,190           87,371
      Computer software                            67,094           33,378
      Leasehold improvements                       41,099           41,185
      Vehicles                                     11,736               --
                                          ---------------  ---------------
                                                  765,207          638,924
                                          ---------------  ---------------

      Less: accumulated depreciation and
        amortization                              404,628          326,464
                                          ---------------  ---------------

      Property and Equipment, net         $       360,579  $       312,460
                                          ===============  ===============


            Assets held under capital lease in the amount of $64,584 (2004 - $64,584) with accumulated depreciation in the amount of $33,526 (2004 - $22,802) are included in computer equipment.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 6     GOODWILL AND OTHER INTANGIBLE ASSETS
------     ------------------------------------

            Goodwill and other intangibles assets consisted of the following as of June 30, 2005 and December 31, 2004:

                                                                          2005            2004
                                                                    --------------   --------------
            Other intangible assets subject to amortization:

               Customer contracts                                   $    1,950,225   $    1,024,666

               Customer lists                                              275,000          275,000
               Capitalized software                                        115,701          115,701
               Technology assets                                           250,000
               Licenses                                                     51,242           51,242
                                                                    --------------   --------------

                                                                         2,642,168        1,466,609
                                                                    --------------   --------------
            Less:  Accumulated amortization
               Customer contracts                                         (230,275)         (97,419)
               Customer lists                                             (160,416)        (114,583)
               Capitalized software                                        (67,494)         (48,210)
               Technology assets                                           (15,625)              --
               Licenses                                                    (51,240)         (32,259)
                                                                    --------------   --------------
                                                                          (525,050)        (292,471)
                                                                    --------------   --------------

            Other intangible assets subject to amortization, net         2,117,118        1,174,138
            Goodwill                                                     4,627,046          622,003
                                                                    --------------   --------------

            Goodwill and other intangible assets, net               $    6,744,164   $    1,796,141
                                                                    ==============   ==============


            The activity in goodwill for the six months ended June 30, 2005 is as follows:


            Balance, December 31, 2004                      $      622,003
            Plus: Goodwill recorded for Disclosureplus
                     acquisition                                   168,000
            Plus: Goodwill recorded for Cratos acquisition       4,085,394
            Effect of foreign exchange rate fluctuation           (248,351)
                                                            --------------

            Balance, June 30, 2005                          $    4,627,046
                                                            --------------

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            The activity in identifiable intangible assets for the six months ended June 30, 2005 is as follows:


            Balance, December 31, 2004                             $ 1,174,138
            Plus: Customer assets recorded for Cratos acquisition    1,023,380
            Plus: Technology assets recorded for DP acquisition        250,000
            Less: Amortization for the 6 month period ended
                   June 30, 2005                                      (232,578)
            Effect of foreign exchange rate fluctuation                (97,822)
                                                                   -----------

             Balance, June 30, 2005                                $ 2,117,118
                                                                   -----------

            Estimated future amortization of other intangible assets based on balances existing at June 30, 2005 is as follows:


                     2005 remainder of the year  $  202,233
                                           2006     534,658
                                           2007     468,203
                                           2008     468,203
                                           2009     341,485
                     2010 and beyond                102,336
                                                 ----------

                     Total                       $2,117,118
                                                 ==========

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 7      INVESTMENT
------      ----------

            On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of the Company's common stock. The shares were valued at $0.25 per share or an aggregate of $250,000, representing the market value at the date of issuance. The investment in ePocket, Inc. is valued at cost in the accompanying consolidated balance sheet. See Note 20 for information concerning this investment which transpired subsequent to June 30, 2005.


NOTE 8      LONG-TERM DEBT
------      --------------

            Long-term debt consists of the following:

                                                                    June 30, 2005       June 30, 2004
                                                                 ------------------  ------------------

            Note payable to IBEW Local Union 105,
             five year term, no principal
             payments until August 2004, bearing
             interest at 12% (1)                                 $          500,000  $          500,000

            Note payable to SCI Healthcare Group, unsecured (2)              84,370             130,915

            Short term loans (3)                                            596,067             543,901

            Bank term loan, seven year term with monthly
             equal principal payments, bearing interest
             at the Canadian prime plus 3% (4)                              157,800             173,967

            Bank term loan, 30 months term with monthly
             equal principal payments, bearing interest
             at the HSBC(Britain) Base Rate plus 4.5%                       151,603                  --
                                                                 ------------------  ------------------
                                                                          1,489,840           1,348,783

            Less current portion                                          1,301,775             857,161
                                                                 ------------------  ------------------
             Long term portion                                   $          188,065  $          491,622
                                                                 ------------------  ------------------

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            (1) On July 31, 2003, the Company's wholly owned Canadian subsidiary ActiveCore Technologies Limited, received a $500,000 term loan from the International Brotherhood of Electrical Workers union in Hamilton, Ontario, Canada. Under the terms of the agreement, the first year accrued interest at the rate of 12% and the principal was repayable over a five-year term with no principal nor interest payments required during the first 12 months, principal payments were to be amortized over the remaining 48 months of the loan. The loan was convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 50,000 shares of common stock at a purchase price of $0.312 per share which expired on July 31, 2004. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The loan is collateralized by substantially all of the assets of the subsidiary Company. During the year ended December 31, 2004 the Company and the union agreed to exchange the outstanding loan into mandatorily redeemable convertible preferred shares (series C) in exchange for the note payable and the release of its security over ActiveCore Technologies Limited. The series C shares were not issued as at June 30, 2005. Interest that accrues on the note until conversion to preferred shares will be satisfied by cash or the issuance of additional common shares. Once the note is converted to the series C preferred shares a dividend equal to 12% on the outstanding preferred share balance will be payable in cash or in the form of additional common shares.

            (2) The promissory note relating to the acquisition of SCI Healthcare Group bears interest at 10%. SCI Healthcare is acting as a billing and collection agent for the Company with respect to a specific customer in the healthcare industry. Amounts collected by SCI Healthcare are not remitted back to the Company but rather serve to reduce this promissory note.

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

            (5) Future maturities of short and long-term notes payable as of June 30, 2005 are as follows:


                             2005  $      1,241,108
                             2006           121,338
                             2007            33,568
                             2008            25,589
                             2009            25,589
                             2010            25,589
                             2011            17,059
                                   ----------------
                                   $      1,489,840
                                   ================

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 9      LINE OF CREDIT
------      --------------

            In conjunction with the close of the Cratos acquisition, the Company secured a line of credit with a Canadian chartered bank. This line of credit allows for maximum borrowings under it of $1.75 million and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company's subsidiary which entered into this facility, as well as personal guarantees by two of the Company's senior executives. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. There existed no unused portion of this facility at June 30, 2005.

NOTE 10     DUE TO RELATED PARTIES
-------     ----------------------

            The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due to them were $155,992 and $132,364 as of June 30, 2005 and December 31 2004, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

            During 2004 Ardrossan Investments Inc. a Canadian Controlled Private Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital. This loan was paid in full during fiscal 2005.

NOTE 11     REVERSE STOCK SPLIT
-------     -------------------

            In order to satisfy the terms of the Cratos share purchase agreement (see note 3), the Company conducted a reverse split of its shares on a 10:1 basis effective March 1, 2005. All share information contained in this Form 10-QSB has given effect to this transaction.

NOTE 12     TAXES PAYABLE
-------     -------------

            Activecore Technologies Limited, a Canadian subsidiary of ActiveCore Technologies, Inc. has a liability to the Canada Customs and Revenue Agency ("CCRA") for $442,870 including un-remitted payroll taxes, $83,000 from a December 31, 2002 CCRA employee audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded, as well as interest and penalties. The Company has accrued these liabilities together with appropriate interest and penalties. This liability is included in taxes payable in the current liabilities section of the accompanying consolidated balance sheet as of June 30, 2005. The Company is in the process of negotiating a payment plan with CCRA. Failure to continue to make payments on a timely basis could result in an aggressive collection effort by the CCRA which could have a significant negative effect on the Company's operations.

NOTE 13     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

            (a) On January 13, 2002, the Company canceled its "Power Audit" software distribution agreement with Orchestral (the "licensor"). In January 2003, the licensor commenced a proceeding in Ontario, Canada against the Company which was placed into abeyance and then revived in August 2003 alleging that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract. The licensor has claimed punitive and exemplary

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                  damages of CAD $4,000,000 and CAD $1,000,000, respectively. The Company has retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action in the contract has expired.

                  Compulsory mediation has occurred in the case and no settlement was offered or agreement was arrived at during the mediation phase. The next step would normally be "examination for discovery" then on to a trial. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001. The licensor sent a settlement letter to the Company dated January 10, 2005 and has subsequently brought an Application before the Ontario courts to enforce the terms of the settlement letter. The court ordered that the settlement letter was enforceable and that $226,000 was owed by the Company to the licensor. An appeal by the Company of this judgment is pending. An allocation of $226,000 has been made on the Company's financial statements for the punitive and exemplary damages, however, it maintains that the action is frivolous.

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

            (c) From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd. a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 14     COMMON AND PREFERRED SHARES
-------     ---------------------------

            COMMON SHARES

            On February 9, 2005, the Company issued 400,000 restricted shares of Common stock to two directors as Director's fee. The fair value of these shares was $120,000, based on the market value on the date they were issued was $0.30 each.

            80,000 restricted shares of Common stock were also issued to two outside parties to pay for services rendered to the Company. The Company has recorded, in its Consolidated Statement of Operations, an expense of $24,000 representing the fair market value of these shares on the date they were issued.

            During the six months ended June 30, 2005, the Company issued 50,010 restricted shares of Common stock for beneficial owner round up as a result of the reverse stock split on March 1, 2005.

            PREFERRED SHARES

                  The Company has issued or committed to issue three series of preferred shares:


            SERIES A AND B
            --------------
            On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000 of which $150,000 remains outstanding at December 31, 2004. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum.


            SERIES C
            --------
            In 2004, the Company and the International Brotherhood of Electrical Worker's Union (See Note 8) agreed to convert the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares will have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. As at June 30, 2005 the Series C preferred shares have yet to be issued.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 15     WARRANTS
-------     --------

            The Company's Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant provision.

                                                                            Non-Employee          Weighted
                                                                            Options and           Average
                                                                              Warrants         Exercise Price
                                                                         ------------------  ------------------
            Warrants outstanding at December 31, 2003                                88,000                1.47
               Expired                                                               51,500                0.45
              Granted                                                               400,000                0.18
                                                                         ------------------  ------------------

            Warrants outstanding at June 30, 2005 and December 31, 2004             436,500  $             0.42
                                                                         ==================  ==================


            As of June 30, 2005 and December 31, 2004, all warrants were fully vested and exercisable.

NOTE 16     INCOME TAXES
-------     ------------

            No provision for Federal, state and foreign income taxes has been recorded as the Company has net operating loss carry forwards to offset any net income for the three and six month periods ended June 30, 2005 and the year ended December 31, 2004. As of June 30, 2005, the Company has significant net operating loss carry forwards for income tax purposes available to offset future taxable income. The Company is in arrears on filing many of its statutory income tax filings and is therefore unable to determine the amount of such carry forwards at this time. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Deferred tax assets as of June 30, 2005 and December 31, 2004 consist primarily of the tax effect of net operating loss carry forwards and amortization of intangibles. The Company has provided a full valuation allowance on the deferred tax assets as of June 30, 2005 and December 31, 2004 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NOTE 17     TOTAL COMPREHENSIVE INCOME (LOSS)
-------     ---------------------------------

            The following table presents the Company's total comprehensive income (loss) for the three and six month periods ended June 30, 2005 and 2004 respectively:


                                     Three months      Three months     Six months        Six months
                                    ended June 30,    ended June 30,   ended June 30,    ended June 30,
                                         2005             2004             2005              2004
                                   ---------------   ---------------  ---------------   ---------------
      Net income (loss) for the
       period                      $    (1,281,248)  $        25,851  $    (2,235,430)  $      (761,826)
      Other comprehensive  income
      (loss) for the period        $      (322,224)  $        47,922  $      (262,843)  $        56,144
                                   ---------------   ---------------  ---------------   ---------------
      Comprehensive net income
        (loss) for the period      $    (1,603,472)  $        73,773  $    (2,498,273)  $      (705,682)
                                   ===============   ===============  ===============   ===============


NOTE 18     SEGMENT INFORMATION
-------     -------------------

                  The Company has two reportable segments: Systems Integration and Modernization ("SIM") and Corporate Disclosure and Messaging ("CDM"). For detailed descriptions of the Company's two operating segments refer to Management's Discussion and Analysis beginning on page 32. The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment. The accounting policies of the operating segments are the same as those set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                  Contribution margin from operating segments does not include amortization of intangible assets, depreciation, interest, other income (expense) and provision for income taxes. Goodwill and other intangible assets have been included in segment assets.

                  Prior to the quarter ended June 30, 2005, the Company operated in only one operating segment - the delivery of software products and services. Consequently, segment operating results have only been provided for the three months ended June 30, 2005, and segment assets have been provided only as of June 30, 2005. Prior year comparatives have not been provided on the basis that the acquisition of Cratos during the quarter ended June 30, 2005 caused these segments to be created, and hence these segments did not exist in the prior year.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                  A reconciliation of the totals reported for the operating
            segments to the applicable line items in the unaudited condensed consolidated financial statements for the three months ended June 30, 2005 and 2004 is as follows:

                                                       SIM               CDM               Total

            Revenue                              $      1,665,267  $        245,524  $      1,910,791
            Operating Costs                            (1,812,548)         (462,495)       (2,275,043)
                                                 ----------------  ----------------  ----------------
            Contribution Margin                  $       (147,281) $       (216,971) $       (364,252)
            Less: Corporate expenses                                                         (678,124)
            Less: Interest expense                                                            (51,091)
            Less: Depreciation and amortization                                              (184,226)
            Less: Other expense                                                                (3,555)
                                                                                     ----------------
            Net loss for the period                                                  $     (1,281,248)
                                                                                     ================


            Segment assets as of June 30, 2005   $      9,321,053  $      1,395,527  $     10,716,580
                                                 ================  ================  ================

NOTE 19     SIGNIFICANT CUSTOMER AND VENDOR
-------     -------------------------------

            A single customer accounted for 39% and 31% of the Company's revenue during the three and six month periods ended June 30, 2005 respectively. This customer did not account for any revenue during the three or six month period ended June 30, 2004. This same customer accounted for 30% of the Company's accounts receivable balance at June 30, 2005 and nil as of June 30, 2004.

            In addition, the Company uses consultants to deliver many of the service contracts for its customers. These consultants are procured primarily through one significant consulting agency. Amounts recorded in the Company's Statements of Operations as direct wages almost exclusively represent consulting services incurred through this significant vendor.


NOTE 20     SUBSEQUENT EVENTS
-------     -----------------

            Investment in ePocket

                  On July 30, 2005, ePocket Inc. was purchased by Global
            Sterling Payment Systems Limited ("GSPS", a UK based company controlled by Peter Hamilton, CEO of ActiveCore). As part of this transaction, the Company disposed of its investment on the same terms and conditions of the other shareholders. Consideration for the disposition of this investment represented CAD $300,000 plus a .04% interest in GSPS.

            Additional interest in GSPS

                  Additionally, subsequent to the end of the quarter ended June
            30, 2005, the Company announced that it had reached an agreement with GSPS to receive an additional 4.2% interest in GSPS in consideration for management support and services rendered principally during fiscal 2005.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

            Sale of Twincentric, Inc.

            Subsequent to the end of the quarter ended June 30, 2005, the Company completed the disposition of its U.K subsidiary, Twincentric, Inc ("Twincentric"). The Company sold this subsidiary to the majority shareholder of a group which originally sold this company to Activecore during fiscal 2004. Consideration for this transaction represented the return to Activecore of the 1,400,000 Common Shares originally paid to this previous majority shareholder. This transaction will be accounted for during the Company's quarter ending September 30, 2005. The Company is currently assessing the financial statement impact of this transaction, but at the current time does not expect that this sale will result in a loss.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) the Company's projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry, (d) the Company's future financing plans, (e) the Company's anticipated needs for working capital, (f) the Company's lack of operational experience, and (g) the benefits related to ownership of the Company's common stock. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

OVERVIEW

      ActiveCore Technologies, Inc. ("ActiveCore" or the "Company") is a Nevada registered Company with its head office in Toronto, Canada, and operations in the United States and the United Kingdom. The Company operates within the enterprise software and services market in a sector which has been described by the Gartner Group as that group of vendors of software and services that sell and install "Smart Enterprise Suites" and related products. The Company has organized itself into two distinct divisions to deliver its products and services. The Systems Integration and Migration (SIM) division focuses on large projects in the financial services, insurance, healthcare, education and manufacturing industries. These projects are aimed at protecting the customer's investment in, improving the functionality of, and extending the life span of their existing information technology systems. The acquisition of Cratos Technologies Solutions Inc. ("Cratos") during the quarter ended June 30, 2005 is expected to begin to give this division critical mass. The Corporate Disclosure and Messaging (CDM) division is focused on working with these same and additional customers to provide them with a range of communication and information distribution based products that allow them to leverage existing corporate information and share it with their customers, employees and other stakeholders and facilitates their move towards a Smart Enterprise.

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

      The two divisions of the Company have very different revenue models and it is important that this is clearly understood. See Note 18 to the consolidated financial statements for segmented information which provide

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

more granular reporting by division so that shareholders can develop a better understanding of the Company's revenue sources and how the revenue mix within the two divisions affects the gross profit margin at a consolidated level.

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

      The CDM division of the Company derives it revenue from the sale of product based services and usually delivers these services via an Application Service Provider (ASP) model. The size of the individual sales in this division are much smaller than in the SIM division but the revenue generated by this division is recurring in nature. Contracts in this division can vary from a one time job to three years and the length is determined by the target customer. Customers that purchase the DisclosurePlus product set usually sign three year contracts that consist of an initial setup fee and monthly payments and once the customer has committed to use this product set they become long term customers. Customers that purchase the Messaging product set tend to sign shorter contracts or choose to use the service as required. This division has shorter sell cycles and employs both telephone and direct sales representatives. The contribution margin from this division will vary based on the mix of Messaging sales versus DisclosurePlus sales. DisclosurePlus sales will yield a higher margin once the division has reached a critical mass of repeat customers.

      The Company has set up a "service bureau" operation under the product identity "ActiveCast" to implement the Messaging ASP service whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLINK and DynaPortal. The Company is actively increasing the scope and revenue earning capacity of this operation by investing in fixed assets and personnel to grow the revenue and client base. It should be noted that as of June 30, 2005 the CDM business was still in relative infancy within Activecore and the Company has just completed making a fairly substantial investment in this division. The expenses in this division currently exceed its revenue, but over the next two quarters the Company anticipates that this trend will reverse and this division will be producing profits by the end of the current fiscal year.

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

      The Company has developed a clear vision of how it intends to expand the business in the future. Expansion will be accomplished by growing the SIM and the CDM divisions organically as well as developing markets via strategic acquisitions in either division. The Company will also expand its marketing program to increase the "upselling" and "cross selling" opportunities which naturally exist between the two divisions.

      The Company continues to hold a minority interest in ePocket, an organization currently completing a major round of funding that will allow it to enter the "electronic payment" market with a revolutionary product.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The Company maintains strong business relationships with both companies. The Company envisions significant benefits from the Cratos acquisition as the relationship and synergies between ePocket and ActiveCore become more developed in the upcoming quarters.

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

      ActiveLINK is the Company's core application integration product and is used to create solutions that integrate disparate databases and applications, creating a hub through which legacy system functionality can be enabled and extended. The other products owned by the Company are Net Visual, ActiveCast, DisclosurePlus and MD LINK. In addition the Company sells and services third party products that complete its "Smart Enterprise Suite". These include DynaPortal, Caravel, and Micro Focus.

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

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

RECENT DEVELOPMENTS

      In the MDI Solutions group, further progress has been made in the development of the MD LINK product and the company recently released version 4.1 at the end of June 2005. During the last few months, the Company has secured and shipped several orders for the new version of MD LINK. The Company expects the number of product sales to rise during the balance of 2005 and this is a direct result of the new product features and the marketing efforts of this group in 2004 and early 2005.

      In the Company's ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding additional sales personnel to accelerate the rollout of the Company's innovative messaging portal product. This division has generated new revenue in the first quarter and continues to improve the margins on this business. We expect revenues to continue to increase throughout the remainder of 2005. During the quarter ended June 30, 2005, the Company continued to make relatively large investments in equipment and new staff in this area of the business and the Company expects that during the balance of 2005 revenues should continue to increase.

      The Company continues to acquire new organizations and completed the acquisition of DisclosurePlus in the first quarter of 2005 and completed the acquisition of Cratos during the second quarter ended June 30. These acquisitions will add significant revenue to the Company during the balance of 2005. The DisclosurePlus group is actively selling the DisclosurePlus product and if the Company is able to add the "press release" product to their offering sales will accelerate at an even quicker pace.

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

      On February 25, 2005, the Company entered into a purchase and sale agreement with the shareholders of DisclosurePlus whereby the Company paid 1,200,000 shares of the Company's common stock representing $264,000 plus $125,000 in cash for a total value of $389,000 for 100% of the DisclosurePlus common shares. In connection with this acquisition the Company also entered into management contracts with Gord Sutton and Dean Peloso.

      DisclosurePlus offers a unique set of products to the public company market. These products are offered as an ASP model and are targeted at public companies that want to provide better disclosure of corporate

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

      During the quarter ended June 30, 2005, the Company entered into a purchase and sale agreement with the shareholders of Cratos Solutions whereby the Company paid 9,021,030 shares of the Company's common stock in addition to cash and debt consideration of $159,120 representing total consideration of $2.1 million in exchange for 100% of the shares of Cratos. In conjunction with this acquisition the Company paid CAD $470,000 of debt owed to SQL Tech. by Cratos along with 3,921,633 Common Shares of ActiveCore. The Company also arranged a bank credit facility to help finance Cratos' debt that was personally secured by the senior mangers of ActiveCore.

      Cratos is a service based company that specializes in providing project management and delivery to large companies in the financial service, education and insurance market place.

GOING CONCERN

      The accompanying Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations of $1,226,602 for the three months ended June 30, 2005 and a loss from operations of $2,072,429 for the six months ended June 30, 2005. The Company incurred negative cash flow from operations of $1,116,539 and $1,367,870 for the three and six months ended
June 30, 2005 respectively, and has a working capital deficiency of $4,788,792 at June 30, 2005. There is substantial doubt that the Company will continue as a going concern and will likely still incur a going concern note as at December 31, 2005. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

CRITICAL ACCOUNTING POLICIES

Significant Accounting Policies and Critical Accounting Estimates

      The Company's Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue: A significant portion of all of the Company's net sales are derived from commercial software development and sales activities, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

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

      Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customer's financial condition and if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

      Income Taxes. The Company has currently recorded a full valuation allowance against all of its deferred income tax assets as management believes it is more likely than not that all of the deferred income tax assets will not be realized. In making this determination, Management has considered factors such as the reversal of deferred income tax liabilities, projected taxable income, the character of the income tax asset and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

      Litigation. The Company is a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company's best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, such excess at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

      Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. If management makes judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets. Similarly, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company is required to annually test the value of its goodwill as well as its acquired intangible assets. This testing requires management to make estimates of the market value of its various operating segments. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs its annual impairment testing on its goodwill at December 31st each fiscal year, provided that circumstances don't arise during the year that would necessitate an earlier evaluation.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 COMPARED TO THE SAME PERIODS ENDED JUNE 30, 2004

OVERVIEW

During the quarter ended June 30, 2005, the Company recorded revenues of $1.9 million, and a loss from operations of $1.2 million. These amounts compare to revenue of $0.5 million during the previous quarter ended March 31, 2005, when a loss from operation of $0.8 million was incurred. The most significant change from quarter to quarter from a revenue perspective was the fact that the Company closed its acquisition of Cratos during the quarter ended June 30, 2005. During this quarter, the Company began consolidating the results of Cratos effective May 1, 2005.

From a profitability perspective, the biggest change from the first quarter of fiscal 2005 to the second quarter was the fact that the Company's U.K. subsidiary, Twincentric, incurred a loss from operations of approximately $300,000 on total revenue of approximately $250,000. Subsequent to the end of the quarter ended June 30, 2005 the Company completed a transaction to sell this subsidiary and as a result the Company will not incur losses from this subsidiary beyond the close of this transaction (see note 20). Additionally, as discussed further in the sections below, the Company incurred one-time expenses associated with restructuring its organization and management relating to consulting expense, legal and accounting, and general and administrative expenses such that operating expenses are expected to decrease considerably in the quarter ending September 30, 2005.

Such one-time expenses totaled approximately $300,000 during the quarter ended June 30, 2005. The Company believes that the combination of the Twincentric operating expenses as well as these one-time expense items not impacting future quarters, along with additional margin generated on higher revenues from both the Company's CDM and SIM divisions, will result in stronger profitability results in the upcoming quarters.


REVENUES

------------------------------------------------------------------------
     THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------------
    2005        2004      % CHANGE      2005        2004      % CHANGE
------------------------------------------------------------------------
   1,910,791  1,105,532      73%      2,433,799   1,300,027      87%
------------------------------------------------------------------------

      During the three months ended June 30, 2005 the Company generated $1.9 million in revenue from the sale of products and services versus $1.1 million in revenue in the same three month period ended June 30, 2004. For the six month period ended June 30, 2005, total revenue was $2.4 million, which represented an 87% from the $1.3 million recorded during the six month period ended June 30, 2004. From a revenue source perspective, the vast majority of the revenue recorded in both 2005 and 2004 was service related, while product related revenue represented only a small percentage of the total. In the three months ended June 30, 2005, the majority of the Company's revenue was generated from services work and product installation performed by the Company's SIM division (see note 18 for segmented information). Specifically, the Cratos acquisition was completed during the quarter ended June 30, 2005, and the Company has consolidated 2 months of their operations in its consolidated

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

financial statements. During the quarter ended June 30, 2005, Cratos generated approximately $1.2 million of revenue. As future quarters will include the consolidation of a full three months of revenue, revenue from the SIM division will naturally increase due to the fact that the quarter ended June 30, 2005 was a stub period.

      The increase in revenue from the prior year was largely a result of the Company beginning to see results from recent strategic decisions through acquisitions. The Company has also seen revenue growth over the past quarter from its CDM division - a division that did not formally exist in either the three or six month periods ended June 30, 2004. Over the past couple of quarters the Company has made investments of both a capital and personnel nature, and it appears these investments are beginning to pay off. Although this division's total revenues remain small, they are growing very quickly in percentage terms. In future quarters, the CDM division currently has a relatively fixed expense base of approximately $500,000 per quarter. Incremental revenues recorded above that amount are expected to generate substantial margins in the 40-50% range. It is the Company's expectation that this growth will continue to the point that the division will produce a break-even third quarter from a contribution margin perspective and will become profitable during the Company's fourth quarter of fiscal 2005.

      The decision to acquire DisclosurePlus in the first quarter of 2005 also added new revenue that did not exist during fiscal 2004. Revenue for this division remains quite small, but customer opportunities remain very encouraging and the Company feels that this division is still two to three quarters away from generating more substantial amounts of revenue.

      As evidenced by the above, the Company has undergone a major transformation over the past 12 months due to the acquisitions that it has made. The integration of these acquisitions is progressing well and represents the main reason for the additional revenue generated during both the three and six month periods ended June 30, 2005.

COST OF SALES

---------------------------------------------------------------------
    THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
---------------------------------------------------------------------
    2005        2004     % CHANGE      2005      2004     % CHANGE
---------------------------------------------------------------------
   1,212,568   362,596      234%     1,458,202  398,607      266%
---------------------------------------------------------------------

      Cost of sales for the three month period ended June 30, 2005 were $1.2 million, which consisted primarily of direct wages paid to consulting services staff of $1.1 million, and amortization of software licensing agreements of $0.1 million. These amounts are significantly higher than fiscal 2004 when the Company's cost of sales for the three month period ended June 30, 2004 totaled $0.4 million which was principally comprised of direct wages for consulting staff. For the six month period ended June 30, 2005, cost of sales totaled $1.5 million, which represented an increase of 266% from the six month period ended June 30, 2004. The vast majority of the increase in cost of sales in 2005 as compared to 2004 relates to the recent addition of Cratos, whose cost of sale during both the three and six month periods ended June 30, 2005 was approximately $1.0 million. Cratos is largely a services organization whose primary costs are its costs to deliver its revenue. As a result of the cost of sales components discussed above, the June 30, 2005 three month period led to a gross margin of $0.7 million, or 37%, versus a positive gross margin of $0.7 million, or 67% in the three months ended June 30, 2004. For the six month period ended June 30, 2005 the Company's gross margin percentage was 40% as compared with 69%

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

during the six month period ended June 30, 2004. The gross margin percentages for the six month periods are consistent with those during the three month period, and reflect the addition of the Cratos acquisition which has brought with it significant revenue growth but given the nature of that business does so at a lower gross margin. The Company expects that its gross profit percentage will begin to increase in future periods as the Company's CDM revenue continues to increase, and as that division becomes a more substantial component of the Company's overall revenue mix.

OPERATING EXPENSES

      Total operating expenses for the three months ended June 30, 2005 were $1,924,825 versus $688,538 in the three months ended June 30, 2004. Operating expenses also increased considerably for the six month periods, up from $1,478,129 in 2004 to $3,048,026 in 2005. After these expenses, the Company recognized a loss from operations of $1,226,602 in the three months ended June 30, 2005 versus income from operations of $54,398 in the same quarter ended June 30, 2004. For the six month period ended June 30, 2004, the Company incurred a loss from operations of $2,072,429 as compared with a loss of $576,709 in fiscal 2004.

      The recent significant investments which the Company has made in both acquired and organically developed businesses are reflected in the above noted operating expense totals. Although these investments have resulted in larger operating losses than have been incurred in the prior year, management has determined that these investment were required in order to lay the foundation for the Company's two operating divisions - SIM and CDM - to develop successfully.

      The largest components of operating expenses for the first two quarters of 2005 fiscal year were salaries and wages, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

SALARIES AND WAGES

------------------------------------------------------------------
   THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------
   2005       2004     % CHANGE     2005      2004     % CHANGE
------------------------------------------------------------------
   553,528   239,692      131%     926,553   761,180       22%
------------------------------------------------------------------

      Salaries and wages in 2005 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the three month period ended June 30, 2005, salaries and wages were $0.5 million as compared with $0.2 million during the three month period ended June 30, 2004. For the six month period ended June 30, 2005, this increase was only 22% given that salaries and wages for the six month period ended June 30, 2005 was $0.9 milliion as compared to $0.8 million during the six months ended June 30, 2004. The significant increase in the three month period ended June 30, 2005 as compared to the same period in fiscal 2004 reflect the addition of acquiring the businesses from fiscal 2004 C-Comm and Twincentric representing acquisitions which were only included for partial components of the three month period ended June 30, 2004 but were included in the entire three month period ended June 30, 2005.

CONSULTING FEES

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

-----------------------------------------------------------------
   THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
-----------------------------------------------------------------
   2005      2004     % CHANGE     2005      2004     % CHANGE
-----------------------------------------------------------------
   221,081   83,572      165%     380,030   161,964      135%
-----------------------------------------------------------------

      For the three month period ended June 30, 2005, consulting fees increased 165% to $0.2 million from $0.1 million during the three month period ended June 30, 2004. For the six month period ended June 30, 2005, this increase was 135% given that consulting fees for the six month period ended June 30, 2005 were $0.4 million as compared to $0.2 million during the six months ended June 30, 2004. Consulting expenses incurred during the three month period ended June 30, 2005 included approximately $100,000 in one-time termination costs incurred to exit a consulting contract which the Company determined was no longer producing acceptable returns to the organization. This amount will not be included in consulting expenses in future periods. Additionally, during each of the quarters ended March 31, 2005 and June 30, 2005, approximately $50,000 of consulting expense relates to the amortization of deferred consulting costs which relate to assistance in securing certain financing transactions. The related costs are being amortized over the period which the financing will be in place. These amortization of these costs will expire after the quarter ending September 30, 2005. Additionally, a significant component of the consulting expense noted in the above periods will be not be reported as consulting expenses in future periods as the underlying resources have been brought in-house in an effort to help strengthen the Company's core management team.

LEGAL AND ACCOUNTING

------------------------------------------------------------------
   THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
------------------------------------------------------------------
   2005       2004     % CHANGE     2005      2004     % CHANGE
------------------------------------------------------------------
   268,988   137,358       96%     347,563   163,455      113%
------------------------------------------------------------------

      For the three month period ended June 30, 2005, legal and accounting expenses increased 96% to $0.3 million from $0.1 million during the three month period ended June 30, 2004. For the six month period ended June 30, 2005, this increase was 113% given that legal and accounting expenses for the six month period ended June 30, 2005 were $0.3 million as compared to $0.2 million during the six months ended June 30, 2004. Legal and accounting expenses includes legal costs associated with using third party layers to act on behalf of the Company in current legal matters (see Note 12). Additionally, the Company has incurred significant legal costs over the past year in an attempt to gain control over Infolink. Accounting costs include audit fees and related costs as well as costs incurred to complete periodic regulatory filings. The Company expects that these costs will

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

decrease in future periods as the Company has recently retained experienced financial professionals to complete these requirements in-house

GENERAL AND ADMINISTRATIVE

-------------------------------------------------------------------
   THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
-------------------------------------------------------------------
   2005       2004     % CHANGE      2005       2004     % CHANGE
-------------------------------------------------------------------
   717,456   218,885      228%     1,115,237   377,216      196%
-------------------------------------------------------------------

      For the three month period ended June 30, 2005, general and administrative expenses increased 228% to $0.7 million from $0.2 million during the three month period ended June 30, 2004. For the six month period ended June 30, 2005, this increase was 196% given that general and administrative expenses for the six months ended June 30, 2005 were $1.1 million as compared to $0.4 million during the six months ended June 30, 2004. The large increase in general and administrative expenses from 2004 to 2005 is related partially to the Company's 2005 acquisitions which resulted in a larger infrastructure. General and administrative expenses include amounts spent to operate the Company's various facilities, including rent, office expenses, insurance, and communications, as well as travel expenses. During the six months ended June 30, 2005, the Company has incurred certain expenses which it does not expect to incur in future periods. Specifically, the Company incurred bad debts of approximately $360,000 to date in fiscal 2005, almost all of which relates to one large customer who went bankrupt. The Company does not have a history of experiencing bad debts and as a result, the Company does not view this occurrence as being indicative of expected future expenses. Additionally, during the quarter ended June 30, 2005, the Company incurred one-time expenses relating to restructuring certain elements of its management team totaling approximately $150,000. As a result of the above items, the Company believes that its general and administrative expenses will trend downwards in the quarter ending September 30, 2005.


OTHER INCOME/EXPENSES

--------------------------------------------------------------------------------------------------
                                THREE MONTHS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------------------------
                                2005       2004     % CHANGE      2005       2004      % CHANGE
--------------------------------------------------------------------------------------------------
INTEREST INCOME                       -    22,481      100%            -    29,976        100%
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE               (51,091)  (37,344)       37%     (125,706)  (70,576)        78%
--------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE LOSS           (3,555)  (15,667)       77%      (37,295)  (17,931)       108%
--------------------------------------------------------------------------------------------------

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

      In the quarter ended June 30, 2005, the Company expended $51,091 in financial interest which was significantly higher than the $37,344 expensed in the quarter ended June 30, 2004. Interest expense for the six month period ended June 30, 2005 totaled $125,706 as compared with $70,576 for the six month period ended June 30, 2004. The increase in interest expense in 2005 as compared with 2004 is a result of interest incurred on a loan with a Canadian chartered bank along with interest incurred in relation to certain short-term loans the Company entered into towards the end of 2004 and into 2005.

      Foreign exchange losses were $3,555 and $37,295 for the three and six month periods ended June 30, 2005 respectively as compared with $15,667 and $17,931 for the three and six month periods ended June 30, 2004 respectively. These losses are a result of the fluctuation of the U.S. dollar relative to the UK pound and the Canadian dollar.

DISCONTINUED OPERATIONS

      In the quarter ended June 30, 2005, the Company did not record any discontinued operations. The 2004 results related to SilverBirch Studios which was sold in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, the Company's need for cash included satisfying $8,001,305 of current liabilities. The Company's ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. At June 30, 2005, the Company had $32,372 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

      The Company anticipates that its cash needs over the next 12 months will consist of $2,500,000 for general working capital and anticipates that its cash needs will be met through a number of external sources including term debt, equipment loans and leases for expansion purposes, profits, operating credit lines, and term loans.

      The failure of the Company to obtain additional debt and equity funding will have a material adverse effect on the Company's business and may force the Company to reorganize, reduce its investment in, or otherwise divest of one or more of the Company's operations, or to reduce the cost of all operations to a lower level of expenditure thereby reducing the Company's expected revenues and net income in 2005 and 2006.

CONSOLIDATED STATEMENT OF CASH FLOWS

      Cash on the unaudited consolidated balance sheet decreased from $53,736 in the period ended December 31, 2004 to $32,372 at June 30, 2005.

NET CASH USED IN OPERATING ACTIVITIES

      For the three months ended June 30, 2005, the net cash used in operating activities was $1,116,539 versus $436,798 in the three month period ended June 30, 2004. Net cash used in operating activities were $1,367,870 and $678,374 in the six months ended June 30, 2005 and 2004 respectively. In both the three and six months ended June 20, 2005, net cash used in operations was less than the Company's net loss for the respective period. In the three months ended June 30, 2005, this was largely a result of cash generated through the Company's accounts receivable totaling $939,777, which was partially offset by uses of cash relating to accounts payables

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

and accrued liabilities of $583,183 and $374,089 respectively. In the three months ended June 30, 2004, the Company incurred negative cash flows from operations despite recorded net income for the period, largely as a result of a use of cash relating to accounts receivable totaling $657,708.

      In the six months ended June 30, 2005, the Company also had strong cash flows provided by its accounts receivable totaling $840,969. This assisted in making the loss from operating cash flows of $1,367,870 less than the net loss of $2,235,430 for the period. The cash provided by accounts receivable was partially mitigated from uses of cash relating to accounts payable and accrued liabilities, although non-cash items represented add-backs to net income of $425,644. During the six months ended June 30, 2004, the use of cash incurred from the Company's accounts receivable was effectively offset by non-cash component of net income and as a result the use of cash from operations approximated the net loss for the period.

NET CASH PROVIDED IN INVESTING ACTIVITIES

      Net cash used in investing activities was $239,695 for the three months ended June 30, 2005, primarily as a result of the acquisition of Cratos, which represented a use of cash of $143,249. During the three months ended June 30, 2004, the Company used $36,663 from investing activities which all related to the purchase of capital assets.

      Net cash used in investing activities was $239,695 for the six month period ended June 30, 2005. This period's use of cash is a result of both the DisclosurePlus acquisition and the Cratos acquisition as discussed above. For the six months ended June 30, 2004, the Company used $48,518 from investing activities which all related to the purchase of capital assets.

NET CASH PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $1,291,313 in the three months ended June 30, 2005, largely a result of the line of credit the Company secured in order to finance some of the debts of Cratos. In the three month period ended June 30, 2004, net cash provided by financing activities totaled $378,864, primarily a result of advances received from related parties.

      Net cash provided by financing activities was $1,585,051 in the six months ended June 30, 2005, largely a result of the line of credit the Company secured in order to finance some of the debts of Cratos as well as the issuance for preferred shares. In the six month period ended June 30, 2004, net cash provided by financing activities totaled $708,983, primarily a result of advances received from related parties as well as the advance of a note payable.

CERTAIN BUSINESS RISK FACTORS

      A portion of the Company's net sales are derived from data integration services and from the sale of enterprise software, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS: The Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, does not expect that its disclosure controls or its internal controls over financial reporting will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances for fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      CONCLUSIONS: The Company's Chief Executive Officer has concluded that, subject to the limitation noted above, the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered to timely alert management to material information relating to the Company.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

      Under the TPG Agreement, the Company paid to TPG 200,000 shares of the Company's common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates the Company to issue additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of the Company's common stock as of March of 2000 and March of 2001, if the Company was required to satisfy the reset provision, the Company would be required to issue to TPG an additional 3,028,378 shares of its common stock ("Reset Shares").

      The Company does not believe that TPG is entitled to the Reset Shares. Based on public records, in June of 2001, TPG and Mr. Cassidy reached a settlement agreement with the SEC with respect to securities fraud and disclosure violations alleged by the SEC in connection with transactions substantially similar to the Erebus Acquisition. Neither Mr. Cassidy nor TPG admitted or denied the allegations. A description of the settlement is contained in SEC Litigation Release No. 17023, dated June 4, 2001. Although the Company has maintained its listing status on the OTCBB, the Company has experienced significant regulatory problems in connection with the Erebus Acquisition that are related to the allegations underlying the settlement between TPG and Mr. Cassidy and the Securities and Exchange Commission. These problems have resulted in significant delays and expense to the Company.

      In March of 2004, Mr. Cassidy, as assignee of TPG's rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. During the quarter ended June 30, 2005 the action was withdrawn and the Company and Mr. Cassidy agreed to enter into arbitration on the matter and this is now in process with the arbitration board currently being established. No contingent liability has been allocated for any eventual loss on the action.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

      On February 9, 2005, the board of directors authorized the issuance of 400,000 restricted common shares of stock from treasury as board compensation to two independent members of the board. Stephen Lewis received 200,000 common shares and Steven Smith received 200,000 common shares.

      Effective March 1, 2005, the Company completed a reverse split of the common shares on a 1 for 10 ratio and this resulted in the issuance from treasury of the following share amounts in respect of "round-up" for beneficial owners of the common shares: (i) to Cede & Co of 49,995 common shares; (ii) to ADP Clearing of 9 common shares; and (iii) to RBC Dominion Securities of 6 common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

ITEM 6. EXHIBITS AND REPORT FOR FORM 8-K

      (A) EXHIBITS:

EXHIBIT NO.  DESCRIPTION                                          LOCATION
-----------  -----------                                          --------
31.1         Certification by Chief Executive Officer pursuant    Provided
             to 15 U.S.C. Section 7241, as adopted pursuant to    herewith
             Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification by Chief Financial Officer pursuant    Provided
             to 15 U.S.C. Section 7241, as adopted pursuant to    herewith
             Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification by Chief Executive Officer pursuant    Provided
             to 18 U.S.C. Section 1350, as adopted pursuant to    herewith
             Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification by Chief Financial Officer pursuant    Provided
             to 18 U.S.C. Section 1350, as adopted pursuant to    herewith
             Section 906 of the Sarbanes-Oxley Act of 2002

                          ACTIVECORE TECHNOLOGIES, INC.
                      (FORMERLY IVP TECHNOLOGY CORPORATION)
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACTIVECORE TECHNOLOGIES, INC.


August 12, 2005                       By: /s/Peter J. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer