Form 10QSB
period 2005-09-30
ACTIVECORE TECHNOLOGIES INC
filed 2005-11-15
CIK 1011601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

            |_| TRANSITION PERIOD REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____.

                          Commission File No. 000-30486

                          ACTIVECORE TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in its charter)

              NEVADA                                   65-6998896
---------------------------------         ------------------------------------
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

                                  Yes |X| No|_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

                                 Yes |_| No |X|

      Transitional Small Business Disclosure Format (Check one):

                                 Yes |_| No |X|

         State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: as of November 3, 2005, there were 76,937,692 outstanding shares of the issuer's common stock. , $0.001par value.

       ACTIVECORE TECHNOLOGIES, INC. (formerly IVP TECHNOLOGY CORPORATION)

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
PART I.......................................................................................3
   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................30
   ITEM 3.  CONTROLS AND PROCEDURES.........................................................44
PART II.....................................................................................46
   ITEM 1.  LEGAL PROCEEDINGS...............................................................46
   PART 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......................47
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................47
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................47
   ITEM 5.  OTHER INFORMATION...............................................................47
   ITEM 6.  EXHIBITS AND REPORT FOR FORM 8-K................................................48
 SIGNATURES.................................................................................49
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002*................50
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002*................51
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002.......................................................52
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002.......................................................53

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      ACTIVECORE TECHNOLOGIES, INC. (FORMERLY IVP TECHNOLOGY CORPORATION.)
                            As of September 30, 2005

                          INDEX TO FINANCIAL STATEMENTS

Page       4         Condensed Consolidated Balance Sheets as of September 30,
                     2005 (Unaudited) and December 31, 2004

Page       5         Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 2005 and 2004
                     (Unaudited)

Page       6         Condensed Consolidated Statement of Stockholders' Equity
                     for the Nine Months Ended September 30, 2005 (Unaudited)

Pages      7 - 8     Condensed Consolidated Statements of Cash Flows for the
                     Three and Nine Months Ended September 30, 2005 and 2004
                     (Unaudited)

Pages      9 - 29    Notes to Condensed Consolidated Financial Statements as of
                     September 30, 2005 (Unaudited)

                        ACTIVECORE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                             September 30,
                                                                                2005         December 31,
                                                                              (Unaudited)        2004
                                                                             ------------    ------------
CURRENT ASSETS

Cash                                                                         $     32,105    $     53,351
Accounts receivable, net (note 4)                                               3,495,200       2,390,549
Other receivables                                                                      --          20,992
Taxes recoverable                                                                 124,713              --
Deferred compensation (note 21)                                                   516,250              --
Prepaid expenses and other current assets                                         242,745         137,035
                                                                             ------------    ------------
     Total Current Assets                                                       4,411,013       2,601,927
                                                                             ------------    ------------

CAPITAL ASSETS  (NOTE 5)                                                          374,123         312,460
                                                                             ------------    ------------

OTHER ASSETS
Goodwill and other intangible assets, net (note 6)                              5,074,018         868,854
Investments at cost (note 7)                                                           --         262,648
Deferred costs                                                                     16,108         175,009
Deferred compensation (note 21)                                                   165,000
Deferred equity line commitment fees                                                   --          16,092
Net assets from discontinued operations                                                --         593,409

                                                                             ------------    ------------
     Total Other Assets                                                         5,255,126       1,916,012
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $ 10,040,262    $  4,830,399
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank Overdraft                                                               $    155,384    $     17,566
Line of credit (note 10)                                                        1,184,666              --
Accounts payable                                                                2,545,421         702,672
Accrued liabilities                                                             1,094,684         354,077
Taxes payable (note 13)                                                           812,936         957,011
Leases payable                                                                     17,752          22,093
Long-term debt, current portion (note 8)                                          398,409         857,161
Due to related parties (note 11)                                                   24,448         132,364
Redeemable preferred shares (note 9)                                              125,000              --
Deferred tax liability                                                            100,005              --
Other current liabilities                                                         174,689          27,247
                                                                             ------------    ------------
     Total Current Liabilities                                                  6,633,394       3,070,191
                                                                             ------------    ------------

LONG-TERM LIABILITIES
Long-term debt (note 8)                                                           254,661         491,622
Redeemable preferred shares (note 9)                                              281,250
Accrued liabilities                                                                26,484          30,447
Deferred tax liability                                                            250,012              --
                                                                             ------------    ------------
     Total Long-Term Liabilities                                                  812,407         522,069
                                                                             ------------    ------------

TOTAL LIABILITIES                                                               7,445,801       3,592,260
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (note 14)

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 50,000,000 shares authorized
Preferred Stock issued and outstanding (note 15)
Series A, 8,333.333 shares as of September 30, 2005 and December 31, 2004           8,333           8,333
respectively
Series B, 4,167,667 shares as of September 30, 2005 and December 31, 2004           4,168           4,168
respectively
Common stock, $0.01 par value, 500,000,000 shares authorized, 78,337,692 and 46,711,708 shares issued and outstanding at December 31,2004 and 2003, respectively
outstanding as of September 30, 2005 and December 31, 2004, respectively          783,378         467,117
(note 15)
Common stock to be returned                                                       (68,783)        (68,783)
Treasury Stock                                                                   (112,000)             --
Warrants                                                                           74,463              --
Additional paid-in capital                                                     43,433,395      39,137,498
Accumulated deficit                                                           (40,619,541)    (37,892,002)

Accumulated other comprehensive loss                                             (773,952)       (256,204)
Subscription Receivable - Preferred                                                    --        (150,000)
Deferred compensation                                                            (135,000)        (11,988)
                                                                             ------------    ------------
     Total Stockholders' Equity                                                 2,594,461       1,238,139
                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $ 10,040,262    $  4,830,399
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                          ACTIVECORE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the
                                                                                                   nine
                                                             For the three     For the three      months
                                                                 months            months          ended     For the nine
                                                                 ended             ended         September    months ended
                                                              September 30,     September 30,       30,       September 30,
                                                                  2005             2004            2005           2004
                                                               ------------    ------------    ------------    ------------
REVENUES                                                       $  2,708,373    $  1,432,810    $  4,665,541    $  2,730,059

COST OF SALES
Direct wages                                                      1,593,180         273,460       2,850,559         584,591
Amortization of licensing agreements and other costs                121,215          19,412         224,618         105,139
                                                               ------------    ------------    ------------    ------------
Total Cost of Sales                                               1,714,395         292,872       3,075,177         689,730
                                                               ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                                 993,978       1,139,938       1,590,364       2,040,329
                                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES
Salaries and wages                                                  515,702         394,380         937,411       1,144,904
Consulting fees                                                     131,096          35,215         511,126         197,179
Research and development                                             55,000              --         165,000              --
Legal and accounting                                                281,182          95,026         628,745         258,481
General and administrative                                          289,288         148,524         996,239         539,439
Financial advisory fees                                              16,043           2,662          65,679          10,292
Depreciation & amortization of intangible assets                     84,045          14,614         300,472          19,931
                                                               ------------    ------------    ------------    ------------

Total Operating Expenses                                          1,372,356         690,421       3,604,672       2,170,226
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                      (378,378)        449,517      (2,014,308)       (129,897)
                                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt                               (74,463)             --         (74,463)          2,000
Interest income                                                          --          25,480              --          55,456
Interest expense                                                    (74,070)        (33,204)       (189,974)        (88,180)
Foreign exchange gain (loss)                                         31,367          37,626          (5,928)         19,735
                                                               ------------    ------------    ------------    ------------
Total Other Income (Expense)                                       (117,166)         29,902        (270,365)        (10,989)
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (495,544)        479,419      (2,284,673)       (140,886)
                                                               ------------    ------------    ------------    ------------
Income tax recovery                                                 (18,600)             --         (18,600)             --
                                                               ------------    ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                           (476,944)        479,419      (2,266,073)       (140,886)
                                                               ------------    ------------    ------------    ------------
                                                                    (15,165)        120,490        (461,466)        (20,901)
Gain (loss) from discontinued operations - net (note 2)

NET INCOME (LOSS)                                              $   (492,109)   $    599,909    $ (2,727,539)   $   (161,787)
                                                               ============    ============    ============    ============
Preferred Stock Dividend                                             12,500              --          36,092

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                   $   (504,609)   $    599,909    $ (2,763,631)   $   (161,787)

LOSS PER COMMON SHARE FROM CONTINUING
    OPERATIONS - BASIC AND DILUTED                             $      (0.01)   $       0.00    $      (0.05)   $       0.00
                                                               ------------    ------------    ------------    ------------

LOSS  PER COMMON SHARE FROM DISCONTINUED
    OPERATIONS - BASIC AND DILUTED                             $         --            0.00    $         --    $       0.00
                                                               ------------    ------------    ------------    ------------

NET LOSS PER COMMON  SHARE - BASIC AND DILUTED                 $      (0.01)   $       0.00    $      (0.05)   $       0.00
                                                               ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING-
      BASIC AND DILUTED                                          61,313,668      45,490,996      55,918,440      38,781,040
                                                               ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                 ACTIVECORE TECHNOLOGIES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005
                                  (UNAUDITED)

                                                                       SHARES SERIES  AMOUNT        SHARES SERIES AMOUNT
                                                                             A        SERIES A          B         SERIES B
                                                                    ----------------------------------------------------------

Balance, December 31, 2004                                               8,333,333     $ 8,333      4,167,667     $ 4,168

Stock issued for employment services
Stock issued for director fees
Stock issued for consulting services
Stock issued for financing services
Stock issued for settlement of debt
Warrants issued in conjunction with debt conversion
Stock issued for redemption of preference shares
Stock issued for beneficial owner roundup on reverse split
Stock consideration received through sale of Twincentric
Stock to be issued on acquisition
Stock issued on Cratos acquisition
Stock issued to vendor
Deferred cost recognized
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend
Cumulative translation adjustment
 Balance, September 30, 2005                                             8,333,333     $ 8,333      4,167,667     $ 4,168


                                                                                       COMMON STOCK
                                                                    COMMON SHARES      AMOUNT          SHARES              AMOUNT
                                                                    ----------------------------------------------------------------

Balance, December 31, 2004                                           46,711,708       $ 467,117        (252,725)     $ (68,783)

Stock issued for employment services                                    750,000           7,500
Stock issued for director fees                                          480,000           4,800
Stock issued for consulting services                                    975,000           9,750
Stock issued for financing services                                   5,000,000          50,000
Stock issued for settlement of debt                                   8,508,285          85,083
Warrants issued in conjunction with debt conversion
Stock issued for redemption of preference shares                      1,720,026          17,200
Stock issued for beneficial owner roundup on reverse split               50,010             500
Stock consideration received through sale of Twincentric
Stock to be issued on acquisition                                     1,200,000          12,000
Stock issued on Cratos acquisition                                    9,021,030          90,210
Stock issued to vendor                                                3,921,633          39,217
Deferred cost recognized
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend
Cumulative translation adjustment
 Balance, September 30, 2005                                         78,337,692       $ 783,378        (252,725)     $ (68,783)



                                                                      WARRANTS        TREASURY STOCK   CAPITAL           DEFICIT
                                                               ---------------------------------------------------------------------

Balance, December 31, 2004                                                               $ -         $ 39,137,498     $(37,892,002)

Stock issued for employment services                                                                                      105,000
Stock issued for director fees                                                                                            139,200
Stock issued for consulting services                                                                                      136,500
Stock issued for financing services                                                                                       540,000
Stock issued for settlement of debt                                                                                       801,568
Warrants issued in conjunction with debt conversion               74,463
Stock issued for redemption of preference shares                                                                          136,992
Stock issued for beneficial owner roundup on reverse split
Stock consideration received through sale of Twincentric                            (112,000)
Stock to be issued on acquisition                                                                                         252,000
Stock issued on Cratos acquisition                                                                                      1,857,577
Stock issued to vendor                                                                                                    363,152
Deferred cost recognized
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend                                                                                                  (36,092)
Cumulative translation adjustment
 Balance, September 30, 2005                                    $ 74,463          $ (112,000)        $ 43,433,395     $(40,619,541)



                                                                       INCOME (LOSS)     STOCK         COMPENSATION
                                                                    -----------------------------------------------

Balance, December 31, 2004                                              $ (256,204)    $ (150,000)       $ (11,988)

Stock issued for employment services
Stock issued for director fees
Stock issued for consulting services
Stock issued for financing services
Stock issued for settlement of debt
Warrants issued in conjunction with debt conversion
Stock issued for redemption of preference shares
Stock issued for beneficial owner roundup on reverse split
Stock consideration received through sale of Twincentric
Stock to be issued on acquisition
Stock issued on Cratos acquisition
Stock issued to vendor
Deferred cost recognized
Preferred stock subscription received                                                                     150,000
Net loss  for period                                                  (2,727,539)
Preferred Stock Dividend
Cumulative translation adjustment                                                         (517,748)
 Balance, September 30, 2005                                            $ (773,952)           $ -       $ (135,000)


                                                                      TOTAL
                                                                   ------------

Balance, December 31, 2004                                            1,238,139

Stock issued for employment services                                    (75,000)
Stock issued for director fees                                         (120,000)
Stock issued for consulting services
Stock issued for financing services
Stock issued for settlement of debt
Warrants issued in conjunction with debt conversion                      74,463
Stock issued for redemption of preference shares
Stock issued for beneficial owner roundup on reverse split
Stock consideration received through sale of Twincentric               (112,000)
Stock to be issued on acquisition
Stock issued on Cratos acquisition
Stock issued to vendor
Deferred cost recognized                                                 71,988
Preferred stock subscription received
Net loss  for period
Preferred Stock Dividend
Cumulative translation adjustment
 Balance, September 30, 2005                                          2,594,462


          See accompanying notes to consolidated financial statements.

                          ACTIVECORE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the nine     For the nine
                                                          months ended     months ended
                                                          September 30,    September 30,
                                                              2005            2004
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the period                            $(2,727,539)   $  (161,787)
Adjustments to reconcile net loss from continuing
operations to net cash used in operating activities:
Depreciation                                                    108,113         34,947
Amortization of intangible assets                               330,638         84,712
Amortization of other deferred charges                          244,366        267,926
Stock issued for compensation                                   154,000        238,738
(Gain) loss on extinguishment of debt                            74,463         (2,000)
Loss on disposal of discontinued operations                      16,434             --

Changes in operating assets and liabilities excluding
business acquisition:
Decrease (increase) in receivables                              219,989     (1,947,413)
Decrease (increase) in prepaid expenses and other current      (154,748)       121,417
assets
(Increase) decrease in other receivables                         22,237             --
(Increase) decrease in other assets                                  --
Increase (decrease) in accounts payable                        (926,523)       115,738
Increase (decrease) in accrued liabilities                      874,020         64,962
Increase (decrease) in taxes payable                            111,933        336,444
Increase (decrease) in other current liabilities                105,873         12,020
Change in deferred consulting fees                                3,105             --

                                                            -----------    -----------
 Net Cash Used In Operating Activities                       (1,543,639)      (834,296)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of capital assets                                      (66,154)      (273,138)
Proceeds from sale of investment in ePocket, Inc.               250,000
Proceeds, net of bank indebtedness assumed  from                     --
disposition of Twincentric Limited
Business acquisition costs                                      (35,000)
Acquisition of Cratos Technology Solutions, Inc.               (143,249)            --
Acquisition of Disclosure Plus                                 (125,000)            --
                                                            -----------    -----------
 Net Cash (Used In) Provided by Investing Activities           (119,403)      (273,138)
                                                            -----------    -----------

                          ACTIVECORE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the nine   For the nine
                                                                             months ended   months ended
                                                                             September 30,  September 30,
                                                                                2005            2004
                                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit                                                    1,449,657             --
Increase in due to related parties                                                 88,881        433,171
Advance of notes payable                                                                         530,000
Proceeds (repayments) received from (to) related parties                               --
Repayments made to related parties                                                (65,253)            --
Repayment of notes payable                                                        (35,407)       (82,590)
Change in bank overdraft                                                          129,744             --
Repayment of debt                                                                      --
Preferred stock dividend                                                          (48,280)            --
Proceeds from preferred shares subscription                                                       150,000
Proceeds from issuance of common stock                                             51,217
Proceeds from issuance of series A preferred stock                                               250,000
Payment on leases                                                                 (29,081)       (20,081)
                                                                              -----------    -----------
Net Cash Provided By Financing Activities                                       1,640,261      1,161,717
                                                                              -----------    -----------

                                                                              -----------    -----------
FOREIGN EXCHANGE GAIN ON CASH HELD IN FOREIGN CURRENCY                              1,150        (45,122)
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                                    (21,631)         9,161

CASH - BEGINNING OF PERIOD                                                         53,736             --
                                                                              -----------    -----------

CASH - END OF PERIOD                                                          $    32,105    $     9,161
                                                                              ===========    ===========

Non-Cash Transactions:
   Equipment purchase under capital leases                                    $    16,703    $    28,475
   Issuance of shares related to acquisition of Cratos Technology Solutions   $ 1,947,787    $        --
   Issuance of shares to vendors                                              $   811,579    $        --
   Issuance of shares for compensation                                        $   232,500    $        --
  Issuance of stock to satisfy Common Stock to be issued                      $        --    $   380,000
  Issuance of stock for acquisitions                                          $   264,000    $ 1,081,209
  Issuance of stock for payment of accrued liabilities                        $              $    48,000
  Issuance of stock for payment of debt and accrued interest thereon          $   736,860    $   658,168
  Issuance of stock for payment of amounts due to related parties             $              $   610,325
  Common stock issued for share exchange agreement                            $              $   240,000
  Issuance of shares to satisfy mandatorily redeemable preferred shares       $   154,192    $
  Issuance of shares to secure financing arrangements                         $   590,000    $
  Share subscription receivable for sale of Series B preferred stock          $              $   250,000
  Treasury stock rescinded                                                    $              $   770,000
  Note Receivable for sale of SilverBirch Studios Division                    $              $   749,000

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      Basis of Presentation and Going Concern

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. The results for the three and nine month periods may not be indicative of the results for the entire year.

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

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has an accumulated deficit at September 30, 2005 of $40,619,541. The Company has funded its activities to date almost exclusively from debt and equity financings. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

      The Company's ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services.

      The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

      New accounting policies

      Rebate Accrual

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

      Investments

      Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 2 DISCONTINUED OPERATIONS

      During fiscal 2004 and 2005, the Company disposed of two components of its business which constituted discontinued operations - SilverBirch Studios and Twincentric Limited. The gain (loss) on the Company's consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2005 is summarized as follows:

                                 Three month         Three month        Nine month          Nine month
                                    period             period             period              period
                                    ended              ended               ended              ended
                                 September 30,        September          September         September 30,
                                     2005             30, 2004           30, 2005              2004
                                ---------------    ---------------    ---------------    ---------------
SilverBirch Studios

Loss from discontinued
operations                      $            --    $          (954)   $            --    $      (129,450)

Twincentric Limited

Loss on Disposal                        (16,434)                --            (16,434)                --

Gain (loss) from
discontinued operations                   1,269            121,444           (445,032)           108,549
                                ---------------    ---------------    ---------------    ---------------

                                        (15,165)           121,444           (461,466)           108,549
                                ---------------    ---------------    ---------------    ---------------

Gain (loss) from discontinued
operations - net                $       (15,165)   $       120,490    $      (461,466)   $       (20,901)
                                ===============    ===============    ===============    ===============

      SilverBirch Studios

      Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company's cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com
      (collectively,   the  "Games   Division")  to  SilverBirch   Studios  Inc.
      SilverBirch Studios Inc. is majority owned by a former employee and officer of the Company.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      The purchase price initially consisted of a promissory note for $830,300 (CAD $1,000,000), a 4-year royalty agreement based on 2% of SilverBirch's gross revenues, a 5% equity interest in SilverBirch, and a non-exclusive grant of the right to use certain of the SilverBirch technology on preferential terms.

      Due to the fact that the recoverability of the aforementioned note was dependent upon the future successful operations of the division sold, management had previously determined that the recognition of the sales proceeds was not appropriate. Accordingly, the value of the note which amounted to $830,300 (CAD $1,000,000) was not included in the consolidated results for the fiscal quarter ended March 31, 2004.

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

      The Company will recognize the above consideration in its consolidated statement of operations during the quarter ending December 31, 2005 as this consideration was received subsequent to the end of the quarter ended September 30, 2005 (See note 22).

      Following is a summary of the results of operations of the Games Division for the period from January 1, 2004 through September 30, 2004.

                                                                      2004
                                                                ---------------

Salaries and wages                                              $       131,433
Other                                                                    (1,983)
                                                                ---------------
Net loss from discontinued operations                           $       129,450
                                                                ===============

      Twincentric, Limited

      On August 13, 2005, the Company entered into an agreement to sell its wholly owned U.K. subsidiary, Twincentric Limited ("Twincentric") to Tony McGurk. Mr. McGurk was the majority shareholder of Twincentric at the time it was acquired during fiscal 2004 by the Company, and he had continued to operate the Twincentric business since that time. Consideration received by the Company was 1,400,000 of its common shares. These common shares represented the same shares originally issued by the Company to Mr. McGurk in the transaction which resulted in the Company originally acquiring Twincentric. Twincentric had been part of the Company's SIM operating segment. For the purpose of calculating the loss realized on this transaction, the common shares received by the Company were valued at the closing share price on the date this transaction was consummated. The Company incurred a loss of $16,434 on this transaction, calculated as follows:

Consideration received                                                $ 112,000
Less:
Net book value of Twincentric at the date of disposition                (94,434)
Direct transaction costs                                                (34,000)
                                                                      ---------
Loss on disposition of subsidiary                                     $ (16,434)
                                                                      ---------

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Additionally, the Company incurred the following losses from discontinued operations for the three and nine month periods ended September 30, 2004 and 2005:

                                 Three month      Three month      Nine month       Nine month
                                period ended     period ended      period ended     period ended
                                  September        September       September 30,    September 30,
                                   30, 2005        30, 2004           2005             2004
                                -------------    -------------    -------------    -------------
Revenue                         $      50,767    $     261,642    $     527,398    $     264,420
Salaries and Wages                    (47,385)         (61,892)        (552,531)         (72,548)
General and administrative             (1,811)         (43,214)        (410,097)         (45,115)
Amortization                               --          (31,385)              --          (34,501)
Interest expense                         (302)          (3,707)          (9,802)          (3,707)
                                -------------    -------------    -------------    -------------
Gain (Loss) from discontinued
operations                      $       1,269    $     121,444    $    (445,032)   $     108,549
                                =============    =============    =============    =============

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 3 ACQUISITIONS AND DISPOSITIONS

      Cratos Technology Solutions, Inc.

      On May 19, 2005, the Company completed the acquisition of Cratos Technology Solutions Inc., an Ontario corporation ("Cratos"). The Company effected the acquisition of Cratos pursuant to the terms of a Share Purchase Agreement dated effective February 22, 2005, as amended May 19, 2005. Under the terms of the Share Purchase Agreement, the Registrant acquired from Andrew Wickett ("Wickett") and Debbie Gracie-Smith ("Gracie-Smith") all of the stock of Cratos in exchange for total consideration of approximately $2.1 million, comprised of cash, a promissory note due August 2005, and common stock of the Company. Cratos is a solutions-oriented organization specializing in international banking and financial transaction processing. The majority of Cratos' customers specialize in card products such as Visa(R), MasterCard(R), Eurocard, Smart cards, Debit cards, Credit cards, Store cards, Private label cards, and Loyalty-based products. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and began consolidating the results of Cratos effective May 1, 2005.

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

      The purchase price is subject to an adjustment mechanism which will require (i) the Company to issue up to an additional 800,000 shares to Wickett and Gracie-Smith (in equal proportions) in the event Cratos exceeds certain specified profitability targets for Cratos for the 8 successive quarters following the close of this transaction. The Company will account for any additional consideration earned in the period in which such additional consideration is determined. The Company is still assessing the impact, if any, which such additional consideration, if earned, will have on its future consolidated statements of operations.

      The Company also issued 3,921,633 shares of its common stock to a supplier in consideration for its agreement to (i) enter into renewed agreements with Cratos, and (ii) terminate any existing security agreements between such party and Cratos as well as discharge any registered security and agree to subordinate any future security to that of any senior lender of the Company. No gain or loss was recorded on this transaction.

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

            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Cratos acquisition:

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Current assets                 $     1,251,514
Long term assets                       111,032
Customer assets                      1,023,380
Goodwill                             3,336,286
                               ---------------
   Total assets acquired             5,722,212
   Total liabilities assumed        (3,615,305)
                               ---------------
   Net assets acquired               2,106,907
                               ===============

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

      As part of the purchase price allocation, the Company recognized liabilities associated with completing this transaction of $72,000. The Company expects that these costs will be discharged by the end of the current fiscal year.

      DisclosurePlus Inc.

      On February 25, 2005, the Company acquired all the outstanding common stock of DisclosurePlus Inc. ("DP") a privately held Canadian Corporation which provides publicly traded corporations with the foundation and tools to enhance the scope of corporate disclosure on-line with a standardized regulatory compliant web-based solution. Consideration for this acquisition represented 1,200,000 shares of the Company's restricted common stock valued at $264,000 in addition to $125,000 payable in cash. The 1,200,000 shares have been classified as shares to be issued on the Company's consolidated balance sheet and were issued subsequent to the end of the quarter. As of September 30, 2005, the entire amount of the cash portion of the consideration had been paid. The Company also acquired intellectual property relating to the DP business in a concurrent transaction. The consideration above represents the total consideration for this entire acquisition. The value was allocated to the common share consideration and was based on the weighted average share price of the Company's common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, DP's operating results have been included in the Company's consolidated statement of operations from the acquisition. The Company acquired net tangible liabilities of $29,000, though the transaction provided the Company with intellectual property, customers, and a set of employees who had operated this business prior to the acquisition. Goodwill recorded in connection with this business combination is not deductible for tax purposes.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

      Pro forma results

            The following pro forma results of operations reflect the combined results of Activecore and Cratos (acquired on May 1, 2005), for the three and nine-month periods ended September 30, 2005 and 2004 as if the business combination occurred at the beginning of Activecore's fiscal year. Pro forma financial information giving effect to the acquisition of DP has not been provided on the basis that its results of operations for the three and nine months ended September 30, 2005 and 2004 would not be material to the Company.

                                                Three months ended              Nine months ended
                                                   September 30                   September 30
                                          ----------------------------   ----------------------------
                                              2005            2004           2005            2004
                                          ------------    ------------   ------------    ------------
Revenue                                   $  2,708,373    $  2,207,823   $  6,941,526    $  5,420,411
Net income (loss)                         $   (479,921)   $    171,279   $ (2,489,004)   $   (733,764)
Net income (loss) per share, basic and
diluted                                   $      (0.01)   $       0.00   $      (0.04)   $      (0.22)
                                          ============    ============   ============    ============
Shares used in basic and diluted income
(loss) per share calculation                61,313,668      54,511,027     59,934,658      47,801,071
                                          ============    ============   ============    ============

      These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The pro forma results represent Activecore's preliminary assessment of the intangible assets and are subject to change and, therefore, the final values may differ substantially from these amounts. The actual results for the quarter ended September 30, 2005 include the results for Cratos beginning May 1, 2005.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 4 ACCOUNTS RECEIVABLE

      The components of accounts receivable, net, as of September 30, 2005 and December 31, 2004 consist of:

                                                     2005              2004
                                                 -----------        -----------

Trade receivables                                $ 3,679,071        $ 2,490,549
Imputed interest discount                            (82,685)          (100,000)
Allowance for doubtful accounts                     (101,186)                --
                                                 -----------        -----------
Accounts receivable, net                         $ 3,495,200        $ 2,390,549
                                                 ===========        ===========

      Trade receivables consist primarily of vendor receivables for enterprise software and information technology services sold. An imputed interest discount is included in the value of accounts receivable.

NOTE 5 CAPITAL ASSETS

      As of September 30, 2005 and December 31, 2004, property and equipment consisted of:

                                                         2005           2004
                                                   -------------   -------------
Computer equipment                                 $     608,380   $     476,990
Office equipment and furniture                           114,448          87,371
Computer software                                         54,731          33,378
Leasehold improvements                                    43,157          41,185
Vehicles                                                  12,839              --
                                                   -------------   -------------
                                                         833,555         638,924
                                                   -------------   -------------

Less: accumulated depreciation and amortization          459,432         326,464
                                                   -------------   -------------

Property and Equipment, net                        $     374,123   $     312,460
                                                   =============   =============

      Assets held under capital lease in the amount of $84,236 (2004 - $64,584) with accumulated depreciation in the amount of $38,888 (2004 - $22,802) are included in computer equipment.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 6     GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangibles assets consisted of the following as of September 30, 2005 and December 31, 2004:

                                                           2005           2004
                                                       -----------    -----------
Other intangible assets subject to amortization:
   Customer contracts                                  $ 1,023,380    $        --
   Customer lists                                          275,000        275,000
   Capitalized software                                    115,701        115,701
   Technology assets                                       250,000             --
   Licenses                                                 51,242         51,242
                                                       -----------    -----------

                                                         1,715,323        441,943
                                                       -----------    -----------
Less:  Accumulated amortization
   Customer contracts                                     (158,432)            --
   Customer lists                                         (183,333)      (114,583)
   Capitalized software                                    (77,136)       (48,210)
   Technology assets                                       (27,504)            --
   Licenses                                                (51,240)       (32,299)
                                                       -----------    -----------
                                                          (497,645)      (195,092)
                                                       -----------    -----------

Other intangible assets subject to amortization, net     1,217,678        246,851
Goodwill                                                 3,856,340        622,003
                                                       -----------    -----------

Goodwill and other intangible assets, net              $ 5,074,018    $   868,854
                                                       ===========    ===========

      The activity in goodwill for the nine months ended September 30, 2005 is as follows:

Balance, December 31, 2004                                          $   622,003
Plus: Goodwill recorded for Disclosureplus acquisition                  168,000
Plus: Goodwill recorded for Cratos acquisition                        3,336,286
Effect of foreign exchange rate fluctuation                            (269,949)
                                                                    -----------

Balance, September 30, 2005                                         $ 3,856,340
                                                                    -----------

      Of the above goodwill balance as of September 30, 2005, $3,336,286 relates to the Company's SIM division and the remaining $520,054 relates to the Company's CDM division.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      The activity in identifiable intangible assets for the nine months ended September 30, 2005 is as follows:

Balance, December 31, 2004                                          $   246,851
Plus: Customer assets recorded for Cratos acquisition                 1,023,380
Plus: Technology assets recorded for DP acquisition                     250,000
Less: Amortization for the 9 month period ended September 30, 2005     (330,638)
Effect of foreign exchange rate fluctuation                              27,575
                                                                    -----------

Balance, September 30, 2005                                         $ 1,217,678
                                                                    -----------

      Estimated future amortization of other intangible assets based on balances existing at September 30, 2005 is as follows:

2005 remainder of the year                                            $   92,232
2006                                                                     336,363
2007                                                                     238,691
2008                                                                     238,691
2009                                                                     238,691
2010 and beyond                                                           73,010
                                                                      ----------
Total                                                                 $1,217,678
                                                                      ==========

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 7 INVESTMENT

      On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of the Company's common stock. The shares were valued at $0.25 per share or an aggregate of $250,000, representing the market value at the date of issuance. During the quarter ended September 30, 2005, ePocket Inc. was acquired by Global Sterling Payment Services ("GSPS"), a company controlled by a director of the Company. As consideration for this sale, the Company received its initial investment amount of $250,000 during the quarter, as well as a 0.4% equity interest in GSPS which represented the same pro rate consideration as all other ePocket shareholders.

      Also during the quarter, the company received an additional 4.2% equity interest in GSPS in exchange for services rendered by management of the Company to GSPS. As ePocket is a private company with no readily determinable market value, the Company has valued its combined 4.6% interest in GSPS at nil in the accompanying consolidated balance sheet.

      Additionally, the Company has determined that it can exercise significant influence over ePocket. This determination was made based on review of several factors, including the fact that 2 members of the Company's senior management represent 50% of the ePocket board of directors. As such, the Company is required to equity account for this investment which entails recording, in its consolidated statement of operations, its pro rata share of ePocket's net income for each reporting period. As ePocket recorded a net loss in the quarter ended September 30, 2005, no amount has been recorded for the current period. However, at such time that ePocket generates cumulative net income from July 1, 2005, the Company will begin to record its pro rata share of ePocket's net income.

NOTE 8   LONG-TERM DEBT

      Long-term debt consists of the following as of September 30, 2005 and December 31, 2004:

                                                                2005               2004
                                                           ---------------   ---------------
Note payable to IBEW Local Union 105, five year term, no
 principal payments until August 2004,bearing interest
 at 12% (1)                                                $            --   $       500,000

Note payable to SCI Healthcare Group, unsecured (2)                 63,784           130,915

Short term loans (3)                                               239,241           543,901

Bank term loan, seven year term with monthly equal
principal payments, bearing interest at the Canadian
prime plus 3% (4)                                                  158,840           173,967
Bank Term Loan, 3 year term with monthly equal principal
payments, bearing interest at 5.4% (5)                             191,205                --
                                                           ---------------   ---------------
                                                                   653,070         1,348,783

Less current portion                                               398,409           857,161
                                                           ---------------   ---------------
Long term portion                                          $       254,661   $       491,622
                                                           ---------------   ---------------

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(1) On July 31, 2003, the Company's wholly owned Canadian subsidiary ActiveCore Technologies Limited, received a $500,000 term loan from the International Brotherhood of Electrical Workers union in Hamilton, Ontario, Canada. Under the terms of the agreement, the first year accrued interest at the rate of 12% and the principal was repayable over a five-year term with no principal nor interest payments required during the first 12 months, principal payments were to be amortized over the remaining 48 months of the loan. The loan was convertible into common stock of the Company at the rate of 4.5 shares for every 1 dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 50,000 shares of common stock at a purchase price of $0.312 per share which expired on July 31, 2004. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The loan is collateralized by substantially all of the assets of the subsidiary Company. During the year ended December 31, 2004 the Company and the union agreed to exchange the outstanding loan into mandatorily redeemable convertible preferred shares (series C) in exchange for the note payable and the release of its security over ActiveCore Technologies Limited. The series C shares were not issued as at December 31, 2004, but had been by September 30, 2005 (see note 9).

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(2) The promissory note relating to the acquisition of SCI Healthcare Group bears interest at 10%. SCI Healthcare is acting as a billing and collection agent for the Company with respect to a specific customer in the healthcare industry. Amounts collected by SCI Healthcare are not remitted back to the Company but rather serve to reduce this promissory note.

(3) During 2004, various arm's length parties loaned the Company, on a short term basis, funds to assist with working capital. Certain of these loans were converted into equity during the quarter ended September 30, 2005.

(4) On August 17, 2004 one of the Company's Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank's prime rate plus 3%.

(5) During fiscal 2005 one of the Company's Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $250,000. Under the terms of the agreement, the loan is repayable over a three year term with principal and interest payments due monthly. Interest on the borrowings is at 5.4%.

(6) Future maturities of short and long-term notes payable as of September 30, 2005 are as follows:

2005                                                                  $ 332,697
2006                                                                     95,216
2007                                                                     99,025
2008                                                                     57,444
2009                                                                     25,758
Thereafter                                                               42,930
                                                                      ---------
                                                                      $ 653,070
                                                                      =========

NOTE 9 REDEEMABLE PREFERRED SHARES

      The Company has outstanding series C preferred shares which are mandatorily redeemable over 16 quarters. The initial value of these shares was $500,000, and the quarterly redemption values are $31,250. During the quarter ended September 30, 2005, the Company issued shares to redeem the first 3 quarterly redemption amounts which had been in arrears.

NOTE 10  LINE OF CREDIT

      In conjunction with the close of the Cratos acquisition, the Company secured a line of credit with a Canadian chartered bank. This line of credit allows for maximum borrowings under it of $1.5 million CAD and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company's subsidiary which entered into this facility, as well as personal guarantees by two of the Company's senior executives. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. As of September 30, 2005, approximately $95,000 was available under this line of credit.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 11  DUE TO RELATED PARTIES

      The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due to them were $24,448 and $132,364 as of September 30, 2005 and December 31 2004, respectively, and are classified as current liabilities in the accompanying consolidated balance sheet.

      During 2004 Ardrossan Investments Inc. a Canadian Controlled Private Corporation owned and operated by the spouse of a former officer and director of the Company loaned the Company, on a short term basis, funds to assist with working capital. This loan was paid in full during fiscal 2005.

NOTE 12  REVERSE STOCK SPLIT

      In order to satisfy the terms of the Cratos share purchase agreement (see note 3), the Company conducted a reverse split of its shares on a 10:1 basis effective March 1, 2005. All share information contained in this Form 10-QSB has given effect to this transaction.

NOTE 13  TAXES PAYABLE

      The Company has various tax liabilities outstanding which relate to several different taxing jurisdictions. These amounts relate principally to payroll and related taxes- Activecore Technologies Limited, a Canadian subsidiary of Activecore Technologies, Inc. has a liability to the Canada Customs and Revenue Agency ("CCRA") which includes un-remitted payroll taxes, and a fiscal CCRA employee audit assessment whereby several contract employees were deemed to be eligible for statutory pension and unemployment premiums not previously recorded, as well as interest and penalties. The Company has accrued these liabilities together with appropriate interest and penalties, which approximate $100,000. This liability is included in taxes payable in the current liabilities section of the accompanying consolidated balance sheet as of September 30, 2005. The Company is in the process of negotiating a payment plan with CCRA Failure to continue to make payments on a timely basis could result in an aggressive collection effort by the CCRA which could have a significant negative effect on the Company's operations.

NOTE 14       COMMITMENTS AND CONTINGENCIES

      (a) On June 13, 2002, the Company canceled its "Power Audit" software distribution agreement with Orchestral (the "licensor"). In November 2002, the licensor commenced a proceeding in Ontario, Canada against the Company which was discontinued while the parties discussed a settlement. That proceeding alleged that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract claiming damages of CAD $4,000,000. The licensor also claimed punitive and exemplary damages in the amount of CAD $1,000,000. When a settlement was not concluded, Orchestral commenced a second, identical action in August, 2003. The Company retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action under the distribution agreement has expired. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

            Compulsory mediation has occurred in the second lawsuit. The next step would normally be "examination for discovery" then on to a trial. Instead of proceeding with the prosecution of its second lawsuit, Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleges was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. An appeal by the Company of this judgment is pending. An allocation of $226,000 has been made on the Company's financial statements for the settlement claim which is under appeal, however, the Company maintains that all of Orchestral's claims and legal proceedings are frivolous.

      (b) On March 17, 2000, the Company entered into a consulting agreement with TPG Capital Corporation regarding an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), 350,000 common shares issued by the Company under the agreement would be increased or decreased based upon the average closing bid for the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $14.87 per share. The Company is obligated to issue an additional 30,284 common shares to the consultant as an additional fee.

            On June 14, 2004, James Cassidy filed a demand for arbitration against the Company seeking, among other things, the reset shares. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accrual for this matter in the accompanying consolidated financial statements. The arbitration is proceeding but no final decision has been rendered.

      (c) From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO, and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from Infolink and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action against Infolink, Infolink Technology commenced a proceeding in the same Ontario court against the Company alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. The Company has not yet had to file a defence to any of Infolink's claims against the Company. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

      (d) On September 14, 2005, the Company entered into a guarantee pursuant to which the Company agreed to guarantee payment of amounts outstanding from time to time which were due from the Company's Cratos subsidiary to a certain trade creditor. As additional security for amounts outstanding and due to this trade creditor, ActiveCore agreed, effective September 14, 2005, to pledge its 4.2% equity interest in Global Sterling Payment Systems Ltd.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 15  COMMON AND PREFERRED SHARES

      Common Shares

      On February 9, 2005, the Company issued 400,000 restricted shares of Common stock to two directors as Director's fee. The fair value of these shares, based on the market value on the date they were issued was $120,000.

      80,000 restricted shares of Common stock were also issued to two outside parties to pay for services rendered to the Company. The Company has recorded, in its Consolidated Statement of Operations, an expense of $24,000 representing the fair market value of these shares on of the date they were issued.

      During the nine months ended September 30, 2005, the Company issued 3,921,633 common shares to a vendor of one of the Company's wholly-owned subsidiaries in order to settle a debt for services rendered prior to that subsidiary being acquired by the Company. The fair value of these common shares, based on the market value on the date they were issued was $402,369.

      During the nine months ended September 30, 2005, the Company issued 50,010 restricted shares of Common stock for beneficial owner round up as a result of the reverse stock split on March 1, 2005.

      On September 23, 2005, the Company issued 3,334,980 to a member of senior management. Of this amount, 1,084,980 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $108,098, $220,000, and $37,500 respectively.

      On September 23, 2005, the Company issued 4,750,000 to an other member of senior management. Of this amount, 2,500,000 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $250,000, $220,000, and $37,500 respectively.

      On September 23, 2005, the Company issued 1,000,000 common shares to an unrelated party in exchange for provided financial consulting services over the next year to assist the Company in obtaining further financing. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $150,000.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      On September 23, 2005, the Company issued 850,500 common shares to two unrelated parties as settlement for previously provided professional services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $85,050.

      On September 23, 2005, the Company issued 975,000 common shares to two unrelated parties in exchange for services to be provided. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $258,750.

      On September 23, 2005, the Company issued 3,787,619 common shares to various unrelated parties who agreed to convert various loans and advances made to the Company. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $378,762.

      On September 23, 2005, the Company issued 250,000 common shares to one member of its senior management team in consideration for employment services rendered. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $37,500.

      On September 23, 2005, the Company issued 1,720,026 common shares to the holder of its Series C Preferred Shares. Of this amount, 257,370 common shares related to interest and penalties relating to late payment and 1,462,656 relate to the mandatory redemption of those Series C shares for common shares.

      On September 23, 2005, the Company issued 285,186 common shares to the holder of its Series A and B Preferred Shares in respect of dividends due to that holder under the terms of those preference shares.

      All amounts issued during the nine month period ended September 30, 2005 were valued based on the closing market price of the Company's common stock on the date which the Company committed itself to the respective transaction.

      Preferred Shares

      The Company has issued or committed to issue three series of preferred shares:

      Series A and B

      On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000. With respect to the Series A shares, the Company may force conversion if the trading price of the Company's common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company's common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum.

      Series C

      In 2004, the Company and the International Brotherhood of Electrical Worker's Union (See Note 8) agreed to settle the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares will have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 16  WARRANTS

      The Company's Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant provision.

                                                       Non-Employee     Weighted
                                                        Options and      Average
                                                         Warrants     Exercise Price
                                                       ------------   ------------
Warrants outstanding at December 31, 2003                    88,000   $       1.47
   Expired                                                   51,500           0.45
  Granted                                                   400,000           0.18
                                                       ------------   ------------

Warrants outstanding at December 31, 2004                   436,500           0.42

    Issued                                                3,545,883           0.14
                                                       ------------   ------------

Warrants outstanding at September 30, 2005                3,982,383   $       0.17
                                                       ============   ============

      During the nine month period ended September 30, 2005, the Company issued 3,545,883 warrants to parties to whom the Company was previously indebted to and who, during this period, agreed to settle their debt to common shares of the Company. These warrants were issued at a 40% premium to the market price of the Company's common stock as of the date of the settlement. These warrants expire in September, 2006. The Company used Black-Scholes to value these warrants using the following assumptions: dividend yield - nil; risk-free interest rate 3%; volatility - 80%;
      expected life - 1 year. The fair value of these warrants was charged to the Company's Consolidated Statement of Operations as a loss on extinguishment of debt during the three month period ended September 30, 20005.

      As of September 30, 2005 and December 31, 2004, all warrants were fully vested and exercisable.

NOTE 17  INCOME TAXES

      No provision for Federal, state and foreign income taxes has been recorded as the Company has net operating loss carry forwards to offset any net income for the three and nine month periods ended September 30, 2005. As of September 30, 2005, the Company has significant net operating loss carry forwards for income tax purposes available to offset future taxable income. The Company is in arrears on filing many of its statutory income tax filings and is therefore unable to determine the amount of such carry forwards at this time. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses and capital losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Deferred tax assets as of September 30, 2005 and December 31, 2004 consist primarily of the tax effect of net operating loss carry forwards and amortization of intangibles. The Company has provided a full valuation allowance on the deferred tax assets as of September 30, 2005 and December 31, 2004 to reduce such deferred tax assets to zero, as it is management's belief that realization of such amounts is not considered more likely than not.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      The Company has recorded on its Consolidated Balance Sheet a deferred tax liability relating to the temporary difference associated with specifically identifiable intangible assets recorded in conjunction with one of its business combinations. This temporary difference is being amortized into the Company's tax provision over the same period as the related intangible asset. For the nine month period ended September 30, 2005, the Company's entire tax provision related to the amortization of this temporary difference.

NOTE 18  TOTAL COMPREHENSIVE INCOME (LOSS)

      The following  table  presents the Company's  total  comprehensive  income
      (loss) for the three and nine month periods ended September 30, 2005 and 2004 respectively:

                              Three months     Three months     Nine months      Nine months
                                  ended           ended            ended            ended
                              September 30,   September 30,     September 30,    September 30,
                                  2005             2004             2005             2004
                              -------------    -------------    -------------    -------------
Net income (loss) for the
period                        $    (479,921)   $     599,909    $  (2,715,351)   $    (161,787)
Other comprehensive  income
(loss) for the period         $    (254,905)   $    (101,266)   $    (517,748)   $     (45,122)
                              -------------    -------------    -------------    -------------
Comprehensive net income
(loss) for the period         $    (734,826)   $     498,643    $  (2,197,603)   $    (206,909)
                              =============    =============    =============    =============

NOTE 19  SEGMENT INFORMATION

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

            Prior to the quarter ended June 30, 2005, the Company operated in only one operating segment - the delivery of software products and services. Consequently, segment operating results have only been provided for the three months ended September 30, 2005, and segment assets have been provided only as of September 30, 2005. Prior year and prior year comparatives have not been provided on the basis that the acquisition of Cratos during the quarter ended June 30, 2005 caused these segments to be created, and hence these segments did not exist in the prior year.

            A reconciliation of the totals reported for the operating segments to the applicable line items in the unaudited condensed consolidated financial statements for the three months ended September 30, 2005 is as follows:

                                                   Three Months Ended September 30, 2005
                                                SIM               CDM               Total
                                          ---------------   ---------------   ---------------
Revenue                                         2,378,513           329,860         2,708,373
Operating Costs                                 2,043,109           364,954         2,408,063
                                          ---------------   ---------------   ---------------
Contribution Margin                               335,404           (35,094)          300,310
Less: Corporate expenses                                                             (469,630)
Less: Interest expense                                                                (61,882)
Less: Depreciation and amortization                                                  (147,176)
Less: Other expense and taxes                                                        (101,543)
                                                                              ---------------
Net loss for the period                                                              (479,921)
                                                                              ===============

Segment assets as of September 30, 2005         8,649,333         1,390,929        10,040,262
                                          ===============   ===============   ===============

NOTE 20       SIGNIFICANT CUSTOMER AND VENDOR

      A single customer accounted for 50% and 42% of the Company's revenue during the three and nine month periods ended September 30, 2005 respectively. This customer did not account for any revenue during the three or nine month period ended September 30, 2004. This same customer accounted for 41% of the Company's accounts receivable balance at September 30, 2005 and nil as of December 31, 2004.

      In addition, the Company uses consultants to deliver many of the service contracts for its customers. These consultants are procured primarily through one significant consulting agency. Amounts recorded in the Company's Statements of Operations as direct wages almost exclusively represent consulting services incurred through this significant vendor.

NOTE 21  DEFERRED COMPENSATION

      During the nine month period ended September 30, 2005, the Company issued shares to certain individuals for services to be performed in future periods (see note 15). These amounts have been recorded on the Company's Consolidated Balance Sheet as deferred compensation, and will be recognized on a straight-line basis over the term of the respective service agreement in the Company's Consolidated Statement of Operations.

NOTE 22  SUBSEQUENT EVENTS

      SilverBirch Studio RTO Completed

      In October, 2005 SilverBirch Studios completed its RTO transaction, and issued the Company the consideration agreed to in June 2005 (see note 2). This consideration comprised $125,000 CAD of cash, 1,750,000 shares in SilverBirch Studios, and 1,000,000 warrants to purchase common shares of Silverbirch Studios. This consideration will be recognized in the Company's Statement of Operations in the quarter ending December 31, 2005.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) the Company's projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry, (d) the Company's future financing plans, (e) the Company's anticipated needs for working capital, (f) the benefits related to ownership of the Company's common stock. Forward-looking statements, which involve assumptions and describe the Company's future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" as well as in this Report generally. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as otherwise required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible to predict all of them.Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Certain Business Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      The two divisions of the Company have very different revenue models and it is important that this is clearly understood. See Note 19 to the consolidated financial statements for segmented information which provide more granular reporting by division so that shareholders can develop a better understanding of the Company's revenue sources and how the revenue mix within the two divisions affects the gross profit margin at a consolidated level.

      The SIM division derives its revenue from the sale of value added labor and software licenses. This division has repeat customers and maintenance revenue but to grow it must find new customers on a regular basis to replace revenue from completed projects. Projects in this division usually range from one to two years in length and can exceed one million dollars in value. These projects tend to have long sell cycles and are predominantly with large customers. The gross profit percentage of this division varies based on the mix of sales as product revenue tends to yield a higher margin than services revenue. The Company considers this division to be a "solutions provider", therefore, there will always be a mix of both product and service revenue but normally the mix will be weighted towards services. In this division the Company competes with a variety of System Integration "SI" vendors but has the advantage of having ownership of most of the products it uses to develop client specific and industry specific solutions.

      The CDM division of the Company derives its revenue from the sale of product based services and usually delivers these services via an Application Service Provider (ASP) model. The size of the individual sales in this division are much smaller than in the SIM division but the revenue generated by this division is recurring in nature. Contracts in this division can vary from a one time job to three years and the length is determined by the target customer. Customers that purchase the DisclosurePlus product set usually sign three year contracts that consist of an initial setup fee and monthly payments and once the customer has committed to use this product set they become long term customers. Customers that purchase the Messaging product set tend to sign shorter contracts or choose to use the service as required. This division has shorter sell cycles and employs both telephone and direct sales representatives. The contribution margin from this division will vary based on the mix of Messaging sales versus DisclosurePlus sales. DisclosurePlus sales will yield a higher margin once the division has reached a critical mass of repeat customers.

      The Company has set up a "service bureau" operation under the product identity "ActiveCast" to implement the Messaging ASP service whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLINK and DynaPortal. The Company is actively increasing the scope and revenue earning capacity of this operation by investing in fixed assets and personnel to grow the revenue and client base. It should be noted that as of September 30, 2005 the CDM business had only been existence for a few quarters and following a fairly substantial investment in this division it was just approaching break-even from an operating income perspective (see segmented information). The expenses in this division currently exceed its revenue, but over the next quarter the Company anticipates that this trend will reverse and this division will be producing operating income by the end of the current fiscal year.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

      ActiveLINK is the Company's core application integration product and is used to create solutions that integrate disparate databases and applications, creating a hub through which legacy system functionality can be enabled and extended. The other products owned by the Company are ActiveCast, DisclosurePlus and MD LINK. In addition the Company sells and services third party products that complete its "Smart Enterprise Suite". These include DynaPortal, Caravel, and Micro Focus.

      ActiveCore normally sells its products and services to companies that want to improve their existing "legacy systems", however, the Company has also identified three other target markets: software resellers, independent software vendors and system integrators.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Recent Developments

      In the MDI Solutions group, further progress has been made in the development of the MD LINK product and the company recently released version 4.1 at the end of June 2005. During the last few months, the Company has secured and shipped several orders for the new version of MD LINK. The Company expects the number of MD Link product sales to rise during the balance of 2005 and this is a direct result of the new product features and the marketing efforts of this group in 2004 and early 2005.

      In the Company's ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding additional sales personnel to accelerate the rollout of the Company's innovative messaging portal product. This division has generated new revenue in the first quarter and continues to improve the margins on this business. We expect revenues from this division to continue to increase throughout the remainder of 2005. For the nine month period ended September 30, 2005, the Company made relatively large investments in equipment and new staff in this area of the business.

      The Company continues to acquire new organizations and completed the acquisition of DisclosurePlus in the first quarter of 2005 and completed the acquisition of Cratos during the second quarter ended June 30. These acquisitions continue to add significant revenue to the Company during the balance of 2005. The DisclosurePlus group is actively selling the DisclosurePlus product and if the Company is able to add the "press release" product to their offering, we expect that this development will also enhance sales.

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

      Acquisition of DisclosurePlus

      Prior to being acquired by the Company, DisclosurePlus operated as a private company developing its intellectual property and test marketed its product to several clients before agreeing to be acquired by ActiveCore.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

      Twincentric, Limited

      On August 13, 2005, the Company entered into an agreement to sell its wholly owned U.K. subsidiary, Twincentric Limited ("Twincentric") to Tony McGurk. Mr. McGurk was the majority shareholder of Twincentric at the time it was acquired during fiscal 2004 by the Company, and he had continued to operate the Twincentric business since that time. Consideration received by the Company was 1,400,000 of its common shares. These common shares represented the same shares originally issued by the Company to Mr. McGurk in the transaction which resulted in the Company originally acquiring Twincentric.

Going Concern

      The accompanying Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a loss from operations of $378,378 for the three months ended September 30, 2005 and a loss from operations of $2,014,308 for the nine months ended September 30, 2005. The Company incurred negative cash flow from operations of $175,770 and $1,543,639 for the three and nine months ended September 30, 2005 respectively, and has a working capital deficiency of $2,222,381 at September 30, 2005. There is substantial doubt that the Company will continue as a going concern and will likely still incur a going concern note as at December 31, 2005. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

Critical Accounting Policies

Significant Accounting Policies and Critical Accounting Estimates

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

      The Company recognizes revenue for software sales in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements soldin conjunction with software packages. For the fiscal year 2004 and 2003 the Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting. The Company's software transactions generally include only one element, the interactive software game or commercial software under license. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement, and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer.

      The Company's payment arrangements with its customers provide primarily multi month terms unless the purchase price is relatively low. As a result of the multi-month terms, an imputed interest cost accounting for the net present value of the terms was deducted in determining the amount of revenue and receivable recognized.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Litigation. The Company is a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company's best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, the excess at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

      Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. If management makes judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets. Similarly, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company is required to annually test the value of its goodwill as well as its acquired intangible assets. This testing requires management to make estimates of the market value of its various operating segments. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs its annual impairment testing on its goodwill at December 31st of each fiscal year, provided that circumstances don't arise during the year that would necessitate an earlier evaluation.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Results of Operations

      Results of Operations for the Three and Nine Month Periods Ended September 30, 2005 Compared to the Same Periods Ended September 30, 2004

Overview

During the quarter ended September 30, 2005, the Company recorded revenues of $2.8 million, and a loss from operations of $0.4 million. These amounts compare to revenue of $1.9 million during the previous quarter ended June 30, 2005, when a loss from operations of $1.2 million was incurred. The increase in revenue from the prior quarter was the result of several factors. Firstly, as the Company began consolidating the results of Cratos effective May 1, 2005, during the quarter ended September 30, 2005 the Company consolidated an entire quarter of operations as compared with only 2 months in the quarter ended June 30, 2005. Additionally however, organic growth was generated by the Company's CDM division, as both the ActiveCast and DisclosurePlus businesses demonstrated significant percentage increases in revenue as compared with the prior quarter.

The Company incurred numerous one-time expenses totaling $300,000 associated with restructuring its organization and management in the quarter ended June 30, 2005, which were not present in the quarter ended September 30, 2005. These amounts had related to consulting expense, legal and accounting, and general and administrative expenses. The Company feels that its operating expenses incurred during the quarter ended September 30, 2005 are fairly representative of the cost structure it will carry in the foreseeable future. As a result, should the Company be able to continue to grow its revenue in future quarters, the Company can expect to see improved profitability.

Revenues

------------------------------------- ----------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ----------------------------------

    2005        2004      % Change      2005        2004      % Change
------------- ---------- ------------ ---------- ----------- -----------

   2,708,373  1,432,810          89%  4,665,541   2,730,059         71%
------------- ---------- ------------ ---------- ----------- -----------

      During the three months ended September 30, 2005 the Company generated $2.7 million in revenue from the sale of products and services versus $1.4 million in revenue in the same three month period ended September 30, 2004. For the nine month period ended September 30, 2005, total revenue was $4.7 million, which represented a 71% from the $2.7 million recorded during the nine month period ended September 30, 2004. From a revenue source perspective, the vast majority of the revenue recorded in both 2005 and 2004 was service related, while product related revenue represented only a small percentage of the total. In the three months ended September 30, 2005, the majority of the Company's revenue was generated from services work and product installation performed by the Company's SIM division (see note 19 to the notes to the Unaudited Financial Statements for segmented information). Specifically, the Cratos acquisition was completed during the quarter ended June 30, 2005, and the Company has consolidated their operations in its consolidated financial statements beginning May 1, 2005. Over the 5 month period during which Cratos' results of operations have been consolidated with the Company, Cratos has generated approximately $3.3 million of revenue, and approximately $0.3 million of contribution margin. Also of note is the fact that during the 3 month period ended September 30, 2005 Cratos signed a master services agreement with ePocket to become its exclusive implementation partner for software installations. As of September 30, 2005, only nominal amounts of revenue have been earned under this agreement, though the Company is optimistic that beginning in the first quarter of 2006, more significant amounts of revenue will be earned under this agreement. As a result, the Company expects revenues in its SIM division to continue to increase as the ePocket business becomes commercialized. In the shorter term, the quarter ending December 31, 2005 may results in a slight decrease in revenues for the SIM division as compared with the quarter ended September 30, 2005 as a result of the fact that the SIM division generates revenues largely off of billable consultants, and the month of December tends to have far fewer billable days at client locations than the months of July through November.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      The Company has also seen revenue growth over the past quarter from its CDM division - a division that did not formally exist until mid-2004 when the Company completed a small acquisition of C-Comm Networks. Since that time, the Company has added to that business through significant investments of both capital and personnel, and that business has now been rebranded as the ActiveCast. It appears these investments are beginning to pay off. Although this division's total revenues remain small relative to the overall corporate totals, they are growing very quickly in percentage terms. Specifically, revenues in the CDM business grew 34% from the quarter ended June 30, 2005 to the quarter ended September 30, 2005. As the CDM division has a relatively fixed expense base, once that division crosses break-even the profitability margins have the potential to be very strong. Incremental revenues recorded once the division achieves break-even are expected to be in the 40-50% range. It is the Company's expectation that this growth will continue to the point that the division will acheive break-even in the fourth quarter from a contribution margin perspective given that during the quarter ended September 30, 2005 it incurred only a small loss of $35,000.

      The acquisition of DisclosurePlus in the first quarter of 2005 also added a revenue source that did not exist during fiscal 2004. Revenue for this division remains quite small, but customer opportunities remain very encouraging and the Company feels that this division is still two to three quarters away from generating more substantial amounts of revenue. At the current time, this division continues to round out its product offering. During the quarter ended September 30, 2005 DisclosurePlus announced the introduction of two new products
- Whistleblower and SedarPush.

      As evidenced by the above, the Company has undergone a major transformation over the past 12 months due to the acquisitions that it has made. The integration of these acquisitions is progressing well and represents the main reason for the additional revenue generated during both the three and nine month periods ended September 30, 2005.

Cost of Sales

------------------------------------- ---------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ---------------------------------

    2005        2004      % Change      2005       2004     % Change
------------- ---------- ------------ ---------- --------- ------------

   1,714,395    292,872         521%  3,075,177   689,730         346%
------------- ---------- ------------ ---------- --------- ------------

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Cost of sales for the three month period ended September 30, 2005 were $1.7 million, which consisted primarily of direct wages paid to consulting services staff of $1.6 million, and amortization of software licensing agreements and other direct costs of $0.1 million. These amounts are significantly higher than fiscal 2004 when the Company's cost of sales for the three month period ended September 30, 2004 totaled $0.3 million which was principally comprised of direct wages for consulting staff. For the nine month period ended September 30, 2005, cost of sales totaled $3.1 million, which represented an increase of 346% from the nine month period ended September 30, 2004. The vast majority of the increase in cost of sales in 2005 as compared to 2004 relates the recent addition of Cratos. Cratos is a services business, and the majority of their operating expenses relate to compensation costs paid to its consultants. This differs substantially from fiscal 2004 when the Company generated most of its revenue through software licensing agreements. As the cost of sale on software licenses is much lower than that for services revenue, the Company's gross margin has decreased significantly from fiscal 2004 to fiscal 2005. Specifically, the September 30, 2005 three month period led to a gross margin of $1.0 million, or 37%, versus a gross margin of $1.1 million, or 80% in the three months ended September 30, 2004. For the nine month period ended September 30, 2005 the Company's gross margin percentage was 34% as compared with 75% during the nine month period ended September 30, 2004. The gross margin percentages reflect the addition of the Cratos acquisition which has brought with it significant revenue growth but given the nature of that business does so at a lower gross margin. The Company expects that its gross profit percentage will begin to increase in future periods as the Company's CDM revenue continues to increase, and as that division becomes a more substantial component of the Company's overall revenue mix.

Operating Expenses

      Total operating expenses for the three months ended September 30, 2005 were $1.4 million versus $0.7 million in the three months ended September 30, 2004. Operating expenses also increased considerably for the nine month periods, up from $2.2 million in 2004 to $3.6 million in 2005. After these expenses, the Company recognized a loss from operations of $0.4 million in the three months ended September 30, 2005 versus income from operations of $0.4 million in the same quarter ended September 30, 2004. For the nine month period ended September 30, 2005, the Company incurred a loss from operations of $2.0 million as compared with a loss of $0.1 million in fiscal 2004.

      The recent significant investments which the Company has made in both acquired and organically developed businesses are reflected in the above noted operating expense totals. Although these investments have resulted in larger operating losses than have been incurred in the prior year, management has determined that these investments were required in order to lay the foundation for the Company's two operating divisions - SIM and CDM - to develop successfully.

      The largest components of operating expenses for the first three quarters of 2005 fiscal year were salaries and wages, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

Salaries and Wages

------------------------------------- ---------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ---------------------------------

   2005        2004       % Change      2005      2004      % Change
------------ ---------- ------------- --------- ---------- ------------

 515,702    394,380           31%     937,411  1,144,904         18%
------------ ---------- ------------- --------- ---------- ------------

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Salaries and wages in 2005 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the three month period ended September 30, 2005, salaries and wages were $0.5 million as compared with $0.4 million during the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, this increase was 18% given that salaries and wages for the nine month period ended September 30, 2005 was $0.9 million as compared to $1.1 million during the nine months ended September 30, 2004. Most of the increase in the three month period ended September 30, 2005 as compared to the same period in fiscal 2004 reflects the additions made to the CDM business in terms of personnel. As mentioned previously, the Company acquired C-Comm Networks in mid-2004 to become the foundation for its messaging business, although the Company has continued to invest in this part of the business since that time. This factor also accounts for the growth in salaries and wages for the nine month period ended September 2005 as compared with 2004. From a sequential perspective, salaries and wages were effectively constant between the three month period ended June 30, 2005 and the three month period ended September 30, 2005 and the Company does not anticipate adding significant costs in this area in the immediate future.

Consulting fees

------------------------------------- ---------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ---------------------------------

    2005       2004      % Change       2005      2004      % Change
------------- -------- -------------- --------- ---------- ------------

  131,096     35,215          272%   511,126    197,179         159%
------------- -------- -------------- --------- ---------- ------------

      For the three month period ended September 30, 2005, consulting fees increased 272% to $0.1 million from $0.0 million during the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, this increase was 159% given that consulting fees for the nine month period ended September 30, 2005 were $0.5 million as compared to $0.2 million during the nine months ended September 30, 2004. Most of the increase in consulting fees paid during the three month period ended September 30, 2005, as compared with the same period in 2004 relates to the amortization of deferred consulting costs which relate to assistance in securing certain financing transactions. The related costs are being amortized over the period which the financing will be in place. The increase in consulting expense for the nine month period ended September 30, 2005 as compared with the nine month period ended September 30, 2004 relate largely to one-time termination costs incurred to exit a consulting contract which the Company determined was no longer producing acceptable returns to the organization. During the quarter ended June 30, 2005, the Company incurred consulting fees of $0.2 million, and therefore from a sequential perspective the Company has managed to lower its expenses in this area.

Legal and Accounting

------------------------------------- ---------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ---------------------------------

    2005       2004      % Change       2005      2004      % Change
------------- -------- -------------- --------- ---------- ------------

     281,182   95,026            96%   628,745   258,481          142%
------------- -------- -------------- --------- ---------- ------------

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      For the three month period ended September 30, 2005, legal and accounting expenses increased 96% to $0.3 million from $0.1 million during the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, this increase was 142% given that legal and accounting expenses for the nine month period ended September 30, 2005 were $0.6 million as compared to $0.3 million during the nine months ended September 30, 2004. Legal and accounting expense includes legal costs associated with using third party lawyers to act on behalf of the Company in current legal matters (see Note 14 of the Notes to the Unaudited Financial Statements). Additionally, the Company has incurred significant legal costs over the past year in an attempt to gain control over Infolink. During the three month period ended September 30, 2005 the Company incurred approximately $0.2 million relating to the Infolink transaction. Going forward, the Company does not expect legal cost to continue at this rate and should be able to experience a decline in this area. Accounting costs include audit fees and related costs as well as costs incurred to complete periodic regulatory filings and these expenses comprise the balance of this expense. Legal and accounting costs were $0.3 million during the three month period ended June 30, 2005 and therefore have remained stable over the past quarter.

General and Administrative

------------------------------------- ---------------------------------

  Three months ended September 30      Nine months ended September 30
------------------------------------- ---------------------------------

   2005        2004       % Change      2005      2004      % Change
------------ ---------- ------------- --------- ---------- ------------

    289,288    148,524           95%   996,239    539,439          85%
------------ ---------- ------------- --------- ---------- ------------

      For the three month period ended September 30, 2005, general and administrative expenses increased 95% to $0.3 million from $0.1 million during the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, this increase was 85% given that general and administrative expenses for the nine months ended September 30, 2005 were $1.0 million as compared to $0.5 million during the nine months ended September 30, 2004. The large increase in general and administrative expenses from 2004 to 2005 is related partially to the Company's 2005 acquisitions which resulted in a larger infrastructure. General and administrative expenses include amounts spent to operate the Company's various facilities, including rent, office expenses, insurance, and communications, as well as travel expenses. During the nine months ended September 30, 2005, the Company has incurred certain expenses which it does not expect to incur in future periods. Specifically, the Company incurred bad debts of approximately $360,000 to date in fiscal 2005, almost all of which relates to one large customer who went bankrupt. The Company does not have a history of experiencing bad debts and as a result, the Company does not view this occurrence as being indicative of expected future expenses. Additionally, during nine-months ended September 30, 2005, the Company incurred one-time expenses relating to restructuring certain elements of is management team totaling approximately $150,000. General and administrative expenses were $0.7 million during the three month period ended June 30, 2005 and therefore have decreased substantially for the quarter ended September 30, 2005.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Other Income/Expenses

---------------------------- ------------------------------------ ----------------------------------

                              Three months ended  September 30     Nine months ended September 30
---------------------------- ------------------------------------ ----------------------------------

                                2005        2004      % Change       2005       2004      % Change
---------------------------- ----------- ----------- ------------ ----------- ---------- -----------
Gain (loss) on                (74,463)       -              100%    (74,463)      2,000     38,231%
extinguishment of debt
---------------------------- ----------- ----------- ------------ ----------- ---------- -----------

Interest Income                       -      25,480         100%           -     55,456        100%
---------------------------- ----------- ----------- ------------ ----------- ---------- -----------

Interest Expense               (74,070)    (33,204)         123%   (189,974)   (88,180)        115%
---------------------------- ----------- ----------- ------------ ----------- ---------- -----------

Foreign Exchange Gain            31,367      37,626          17%     (5,928)     19,735        130%
(loss)
---------------------------- ----------- ----------- ------------ ----------- ---------- -----------

      During the three month period ended September 30, 2005 the Company incurred a loss on extinguishment of debt of $74,463. This amount represented the fair value of warrants issued during that period to parties to whom the Company was previously indebted to and who agreed to convert their debt to common shares of the Company. As part of this transaction, the Company issued these parties warrants to purchase common shares of the Company which expire in September 2006.

      In the quarter ended September 30, 2005, the Company expended $74,070 in financial interest which was significantly higher than the $33,204 expensed in the quarter ended September 30, 2004. Interest expense for the nine month period ended September 30, 2005 totaled $189,974 as compared with $88,180 for the nine month period ended September 30, 2004. The increase in interest expense in 2005 as compared with 2004 is a result of interest incurred on a loan from a Canadian chartered bank along with interest incurred in relation to certain short-term loans the Company entered into towards the end of 2004 and into 2005.

      Foreign exchange gains were $31,367 for the three month period ended September 30, 2005 and represented a loss of $5,928 for the nine month period ended September 30, 2005. This compared with gains of $37,626 and $19,735 for the three and nine month periods ended September 30, 2004 respectively. These balances are a result of the fluctuation of the U.S. dollar relative to the U.K. pound and the Canadian dollar. Going forward, given the disposition of Twincentric, the Company will not continue to be significantly exposed to fluctuations of the U.K. pound.

Discontinued Operations

      In the quarter ended September 30, 2005, the Company recorded a loss from discontinued operations of $15,165 which included a loss on disposal of Twincentric of $16,434 as well as a gain from operations of Twincentric of $1,269. During the nine month period ended September 30, 2005 the Company recorded the same loss on disposal of $16,434 but the loss from operations was $445,032 which provided for a total loss from discontinued operations of $461,466.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      For the three month period ended September 30, 2004, the Company incurred a loss from operations of SilverBirch of $954 along with a gain from operations of Twincentric such that the total gain from discontinued operations was $120,490. For the nine month period ended September 30, 2004, the Company incurred a loss from operations of SilverBirch of $129,450 which was partially offset by a gain from operations from Twincentric such that the net loss from discontinued operations was $20,901.

Liquidity and Capital Resources

      At September 30, 2005, the Company's need for cash included satisfying $6,633,394 of current liabilities. The Company's ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. The Company anticipates that its cash needs over the next 12 months will consist of $2,500,000 for general working capital. At September 30, 2005, the Company had $32,105 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

Consolidated Statement of Cash Flows

      Cash on the unaudited consolidated balance sheet decreased from $53,736 in the period ended December 31, 2004 to $32,105 at September 30, 2005.

Net Cash Used in Operating Activities

      Net cash used in operating activities were $1,543,639 and $834,296 in the nine months ended September 30, 2005 and 2004 respectively. In the nine months ended September 30, 2005, the Company had non cash charges in its statement of operations totaling $928,014. This accounts for most of the difference between the Company's loss for the nine month period ended September 30, 2005 of $2,727,539 and its use of cash from operations during the same period of $1,543,639. Over this period the Company also experienced a variety of changes in its various working capital accounts which largely had an offsetting effect, but which in total represented a net source of cash of $360,524.

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net Cash Provided in Investing Activities

      Net cash used in investing activities was $119,403 for the nine month period ended September 30, 2005. This period's use of cash is largely a result of the DisclosurePlus acquisition and Cratos acquisitions, which together represented a combined use of cash of $268,249. During this period, the Company also purchased capital assets totaling $66,154, incurred $35,000 of business combination costs, and received the proceeds of its ePocket investment referenced above totaling $250,000. For the nine months ended September 30, 2004, the Company used $273,138 from investing activities which all related to the purchase of capital assets.

Net Cash Provided by Financing Activities

      Net cash provided by financing activities was $1,640,261 in the nine months ended September 30, 2005, largely a result of the line of credit the Company secured in order to finance some of the debts of Cratos as well as the issuance for preferred shares. In the nine month period ended September 30, 2004, net cash provided by financing activities totaled $1,161,717, primarily a result of advances received from related parties as well as the advance of a note payable and proceeds received from the issuance of preferred stock.

Certain Business Risk Factors

      A significant portion of the Company's net sales are derived from data integration services and from the sale of enterprise software, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company's profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of intangible assets, realization of deferred income taxes, and
doubtful  accounts.   Actual  amounts  could  differ  significantly  from  these estimates.

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

                          ACTIVECORE TECHNOLOGIES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

      Conclusions: The Company's Chief Executive Officer has concluded that, subject to the limitation noted above, the Company's disclosure controls and procedures are effective at this reasonable assurance level as of the period covered to timely alert management to material information relating to the Company.

(B) Changes in Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls there have been no changes to the Company's internal controls over financial reporting that have materially affected, or one reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

James Cassidy and TPG Corporation

On March 17, 2000, the Company entered into a consulting agreement with TPG Capital Corporation regarding an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, ("reset date"), 350,000 common shares issued by the Company under the agreement would be increased or decreased based upon the average closing bid for the Company's stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000. The average closing price of the stock was $14.87 per share. The Company is obligated to issue an additional 30,284 common shares to the consultant as an additional fee.

      On June 14, 2004, James Cassidy filed a demand for arbitration against the Company seeking, among other things, the reset shares. The Company believes the consultant is not entitled to the reset shares due to the SEC and regulatory problems relating to the acquisition of the shell company and as such has not provided any accrual for this matter in the accompanying consolidated financial statements. The arbitration is proceeding but no final decision has been rendered.

Orchestral Corporation

On June 13, 2002, the Company canceled its "Power Audit" software distribution agreement with Orchestral (the "licensor"). In November 2002, the licensor commenced a proceeding in Ontario, Canada against the Company which was discontinued while the parties discussed a settlement. That proceeding alleged that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract claiming damages of CAD $4,000,000. The licensor also claimed punitive and exemplary damages in the amount of CAD $1,000,000. When a settlement was not concluded, Orchestral commenced a second, identical action in August, 2003. The Company retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action under the distribution agreement has expired. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001.

Compulsory mediation has occurred in the second lawsuit. The next step would normally be "examination for discovery" then on to a trial. Instead of proceeding with the prosecution of its second lawsuit, Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleges was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. An appeal by the Company of this judgment is pending. An allocation of $226,000 has been made on the Company's financial statements for the settlement claim which is under appeal, however, the Company maintains that all of Orchestral's claims and legal proceedings are frivolous.

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the Toronto Stock Exchange venture board under the symbol "IFL". During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO, and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from Infolink and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action against Infolink, Infolink Technology commenced a proceeding in the same Ontario court against the Company alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. The Company has not yet had to file a defence to any of Infolink's claims against the Company. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On September 23, 2005, the Company issued 3,334,980 common shares to a member of senior management. Of this amount, 1,084,980 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $108,098, $220,000, and $37,500 respectively. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 4,750,000 common shares to another member of senior management. Of this amount, 2,500,000 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $250,000, $220,000, and $37,500 respectively. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D in an offering made exclusively to accredited investors, as that term is defined in Rule 501.

      On September 23, 2005, the Company issued 1,000,000 common shares to an unrelated party in exchange for provided financial consulting services over the next year to assist the Company in obtaining further financing. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $150,000. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 850,500 common shares to two unrelated parties as settlement for previously provided professional services. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $85,050. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 975,000 common shares to two unrelated parties in exchange for services to be provided. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $258,750. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 3,787,619 common shares to three unrelated parties who agreed to convert various loans and advances made to the Company. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $378,762. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 250,000 common shares to one member of its senior management team in consideration for employment services rendered. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $37,500. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 1,720,026 common shares to the holder of its Series C Preferred Shares. Of this amount, 257,370 common shares related to interest and penalties relating to late payment and 1,462,656 relate to the mandatory redemption of those Series C shares for common shares. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

      On September 23, 2005, the Company issued 285,186 common shares to the holder of its Series A and B Preferred Shares in respect of dividends due to that holder under the terms of those preference shares. The fair value of these common shares, based on the market value on the date they were approved by the Company's board of directors, was $35,648. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Purchases of Equity Securities


During the quarter ended September 30, 2005, the Company repurchased 1,400,000 of its common shares in the connection with its sale of Twincentric Limited:

                                                                                                                      (d) Maximum
                                                                                          (c) Total number of       number of Shares
                                                                                            Shares Purchased         that May Yet Be
                                                                                          as Part of Publicly        Purchased Under
                                     (a) Total number         (b) Average Price             Announced Plans            the Plans or
                                        of Shares               Paid per Share                 or Programs              Programs

Month #1 (July 1, 2005                   1,400,000                    $0.08                         0                        0
through July 31, 2005                                                   (1)



Month#2 (August 1, 2005                          0                        0                         0                        0
through August 31, 2005

Month #3 (September 1,                           0                        0                         0                        0
2005 through September
30, 2005

(1) Indicates the per share value of 1,400,000 shares received in connection with the Sale of Twincentric, Limited. Consideration paid by the Company for the shares consisted of all of the stock of Twincentric.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORT FOR FORM 8-K

      (a) Exhibits:

Exhibit No.     Description                                    Location
-----------     -----------                                    --------

                Certification by Principal Executive Officer   Provided herewith
                pursuant to 15 U.S.C. Section 7241, as
31.1            adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

                Certification by Principal Financial Officer   Provided herewith
31.2            pursuant to 15 U.S.C. Section 7241, as
                adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.

                Certification by Principal Executive Officer   Provided herewith
32.1            pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                Certification by Principal Financial Officer   Provided herewith
32.2            pursuant to 18 U.S.C. Section 1350, as
                adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 14, 2005                    ACTIVECORE TECHNOLOGIES, INC.

                                     By: /s/Peter J. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer