Form 10KSB
period 2005-12-31
ACTIVECORE TECHNOLOGIES INC
filed 2006-04-12
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File No. 000-30486

ActiveCore Technologies, Inc.
(Exact Name of Registrant as specified in its charter)

NEVADA	65-6998896
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

156 Front Street West, Suite 210,
Toronto, Ontario M5J 2L6 Canada
(Address of principal executive offices)

(416) 252-6200
(Registrant’s telephone number)

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

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, which is not contained in this form, and if no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

State issuer’s revenues for its most recent fiscal year: $7,417,874

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date with the past 60 days: As at March 21, 2006 there were 59,615,540 shares held by shareholders who were non-affiliates of the company. The average bid and ask price was $0.14 per share resulting in a market value of $8,346,176 for the non-affiliate shares.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
80,573,635 shares of common stock, $.01 par value, were outstanding on March 21, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description Of Business

ActiveCore Technologies, Inc. (“ActiveCore” or the “Company”) is a Nevada registered company with its head office in Toronto, Ontario and operations in Canada and the United States. The Company operates within the enterprise software and services market. The specific sector within the market has been described as “Smart Enterprise Suites” by the Gartner Group. The Company believes that this sector also includes “integrated corporate messaging”. Simply put, our products and services for the enterprise software market provide data integration and application modernization while our products and services in the corporate messaging sector use the integrated data to reach out to stakeholders and customers of our clients. We market our products and services under a number of trading names ActiveCore Technologies, Cratos Technology Solutions, MDI Solutions, DisclosurePlus and ActiveCast.

The Company develops, sells and implements its own and third party software and provides outsourced integration and IT services for corporate customers. Software and services provided by the Company enable our customers to quickly integrate, and extend, the functionality of their current systems and data bases. This allows our clients to reach new or existing markets in new ways, or to improve internal and external processes. ActiveCore is actively searching for potential acquisition candidates to expand its client base or to expand the range of products and services that the Company can offer within the context of the Smart Enterprise Suite. To that end we made two acquisitions during 2005, namely DisclosurePlus Limited and Cratos Technology Solutions Inc., both of which are Canadian based.

PRODUCTS: Enabling the Smart Enterprise

ActiveCAST Branded Portal

ActiveCAST is a group of portal-enabled communication products that provide corporate messaging capabilities to deliver dedicated messages to an organization's customers, partners, employees and other stakeholders, in the mode preferred by the recipient, including: fax, email, SMS, MMS, voice, video etc.

ActiveCast can be "white-labeled", enabling a Company to provide ActiveCast’s portal communication service, with their own corporate identity and Company branding, to their customers, without the need to provide an infrastructure for hosting.

The ActiveCAST group of products include:

FaxCAST
FaxCAST broadcasting is an invaluable delivery method for sending time sensitive information quickly to thousands of locations simultaneously. It is one of the most convenient and reliable methods of communication today. Outsourcing your fax communications to ActiveCore combines the best of fax technology with portal value-added services such as reporting on success rates etc.

EmailCAST
EmailCAST is a powerful communications tool. Activecore offers the most robust email solutions available for high-volume distribution including interactive features and support for high quality graphics.

VoiceCAST
VoiceCAST offers personalization, easy call back methods and comprehensive reporting, creating a formula for success. ActiveCore offers a highly effective and efficient way to reach your target audiences using voice technologies.

VideoCAST
VideoCAST merges the simplicity and convenience of regular email with the power of video, without the recipient having to download any attachments, or install any special software.

ActiveLink:

ActiveLink, “Integrates, Enables and Extends” independent applications at the data base level within organizations. ActiveLink plays the central role in ActiveCore’s Smart Enterprise Suite integration strategy. ActiveLink is a unique and innovative software product and platform for integrating multiple data bases and systems by creating java-based software “services” that allow an organization’s data, application and network resources to communicate with each other. These services use XML compliant data structures to exchange information from disparate data sources, regardless of their origin or structural differences. The chief benefit and the reason that we have designated ActiveLink as our core product is its pivotal role in “Legacy System Investment Protection”. That is, integration and enablement of legacy systems and data empowers organizations to leverage their current investment in technology, extend their services, and operate in an effective manner by optimizing and opening up business processes that touch customers, partners and employees. Several industry specific interfaces/connectors have been added to facilitate integration with industry standard tools/software - including Medical, Manufacturing, and Financial Services.

MD (Medical) Link connects independent health care applications within your enterprise. By displaying your data sources and processes as a visual solution, MD Link enables information exchange between legacy applications and commercial software. Built using Java™ technology, MD Link is powerful and portable - your solutions can be created and executed on any computing platform.
MD Link consists of the Design Studio - a graphical development environment for linking together Events, Tasks and Resources - and the Runtime Server, which executes your integration solution as a dynamic server process. Deploying your solution is as easy as copying a file from your development workstation to your production server.

Migration Toolkit

The Migration Toolkit consists of a series of tools to migrate legacy systems to Windows, UNIX or Linux. These tools are used to convert application code to C#, Visual Basic, .NET forms, XML or Java. The “engine” analyzes the original/source input for structure, language, and functionality. And the “formatter” generates the appropriate output - leaving the business logic 100% unchanged. The specific tools include:

(1)Westi to CICS

Westi is a TP monitor that was a product of Westinghouse; we have developed automated tools to convert Westi based code into CICS/Cobol code. This tool converts Westi screens to CICS/BMS screens or .NET Forms and Westi code/commands within programs to CICS Commands. The tool supports all versions of Westi, CICS and COBOL.

(2) DPS to CICS/BMS

DPS is the Display Processing System for Unisys, we have an automated process that converts DPS screens to BMS -Basic Mapping Support- screens. The tool migrates the DPS screens into a CICS/BMS format and converts the screen commands within the programs to the appropriate CICS commands. The screen format and presentation remain unchanged.

(3) Assembler to COBOL

The tool converts your existing Assembler programs to Cobol programs. The tool generates structured COBOL code based on the provided Assembler program. The resulting COBOL code is very readable, maintainable and it performs exactly the same as the original assembler program.
The tool allows for “customization”, so the generated Cobol programs can conform to company specific coding standards. The tool supports all COBOL versions - including MicroFocus Cobol.

(4) VSAM to SQL Generator

This tool converts VSAM files into SQL-based databases/tables. The tool support for multiple copy books (redefines), occurs clauses and all field formats within the same VSAM file. The tools also generates the SQL I/O modules/code required for migrating from Mainframe based VSAM to Relational database tables. The tool supports all versions of VSAM and SQL.

(5) Oracle forms to .NET

The tool converts legacy Oracle Forms to a Microsoft .NET based application. The Oracle Form screens are converted to .NET Forms. The transformation generates GUI screens. The tool supports both 1-1 screen mapping and screen consolidation. Customization is also available to add calendar features to date fields, add pull-down menus for limited input fields, highlighting required fields and field protection based on security levels. The result is a user-friendly screen that utilizes Windows functionality.

(6) COBOL to C#

This tool complements the Forms to .NET process, where COBOL programs are converted to C#, JAVA or XML. The COBOL code functionality, logic, business rules and format are retained in the conversion to the target language/output. The resulting program is very maintainable and readable. The tool inserts the required logic for the program to function in the Windows or Linux environment. The tool supports all versions of COBOL - and can be used to convert to Windows or Linux.

3rd Party Products:

AppConnector:

AppConnector was developed as a desktop integration tool and provides a simple and easy-to-use mechanism for integrators and users to bring together various business applications that currently run on user’s desktops. This is done across all applications, regardless of where they are ultimately hosted; mainframe, mid-range, UNIX, Personal Computer, Internet, Linux etc. AppConnector changes the way workers collaborate and operate by providing an economical and innovative way of sharing information and electronic content in daily business activities and processes.

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

DocConnector

Document and Content Management (DCM) technologies have changed from being a horizontally focused set of technologies designed to solve a general business problem, to a set of technologies that play a support role to meeting the overall goal of the business. DCM purchase decisions are now based on the additional functionality they can add to Enterprise Applications. One of the top criteria used in searches for solutions to managing information is the ability to seamlessly ‘add-on’ to current applications. This new philosophy allows for easy migration to a new process due to the need only to teach the added functionality of an application as opposed to training personnel on an entirely new application.

DocConnector provides the ability to add DCM functionality to any current application without the need to apply additional resources to implement and utilize the functionality of DocConnector. In general, DocConnector provides an “engine” to manage structured and unstructured information behind any application.

The power of DocConnector lies in its extensibility and in its quick and easy integration tools that give users a full ‘document management system’. DocConnector creates on access point for an organization’s information management needs

DynaPortal

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

The modular approach allows organizations to choose applications to suit their needs and to extend their reach by adding further applications, as required. The simple, clear and intuitive administrative interface allows administrators, with no technical knowledge, to control the portal and add content at will. Portals can be customized for ‘the look and feel’ to match corporate style and requirements.

The critical features of DynaPortal within the Smart Enterprise Suite offered by ActiveCore are:

•	e-Business ROI is maximized by minimizing content administration and operations costs;
•	Full-featured and ready to go today - right "off-the-shelf";
•	Low Total Cost of Ownership - Low start up and training costs with continuing low operating costs;
•	Distributed management saves time and money by minimizing administrative labor;
•	Users can easily self-publish, increasing site participation, content, and value to users;
•	Date sensitive content is automatically removed from the site.
•	A versatile collaborative management tool that can be used to handle a wide variety of information.

Micro Focus

Microfocus is a product that is used by large organizations running legacy applications on IBM mainframes to ‘Lift and Shift’ their software code to significantly lower the total cost of operation for both individual applications and complete systems. ”Lift and Shift’ is considered the most attractive approach to migration by many companies because it allows them to use their existing CICS/code and run it within the Windows environment. In essence without changing current programming a company is able to take advantage of the features and functionality offered by Windows. With ‘Lift and Shift’ application knowledge is maintained, there’s reduced development cost, increased system agility, a lower migration risk and lower ongoing hardware and software costs. CRATOS Technology Solutions is a Certified Services and Migration Partner of MicroFocus - and is also a MicroFocus software reseller.

Micro Focus Studio™ is a collection of development software products which are used in a highly-productive, Microsoft Windows environment to Leverage and Extend legacy applications, regardless of the platform that is used to deploy them. Micro Focus Studio™ development software is also used to Lift and Shift™ legacy applications from mainframes to more cost-effective contemporary platforms.

The Micro Focus Server™ group of products is comprised of Micro Focus' deployment software used by customers to integrate their legacy applications with contemporary architectures and Web services frameworks, such as .NET, J2EE and XML. These products give customers the power to maximise their investments in legacy applications.

SERVICES:

Services performed by Activecore consist of technology based and personnel based offerings. “ActiveCast” and “DisclosurePlus” are product based service bureau facilities while our integration group performs manpower based services.

Technology Based Services:

ActiveCAST:

ActiveCast is a group of communication products that operate as a portal to provide the market with mass corporate messaging capabilities. ActiveCAST’s web-based service delivers dedicated messages to an organization's customers, partners, employees and other stakeholders, in the mode preferred by the recipient. Whether clients use fax, voice, e-mail, SMS, or MMS to communicate with targeted receivers ActiveCAST provides organizations with a simple-to-use, yet robust delivery system.

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

Whistleblower

Whistleblower IR is a Website Solution that has been built and designed in conjunction with Canadian (MI 52-110) and U.S. (Sarbanes-Oxley) regulations to facilitate reporting incidents of corporate misconduct.

This service can be used to make a report on companies. All reports will be instantly submitted to the designated members of the Audit Committee who are responsible for investigating and dealing with such complaints. All reports will be treated as completely confidential unless otherwise requested by you. Once you have completed the submission of your report, you will be given a confidential user ID and Password for you to follow the progress of your report and for you to update or supplement the information provided in the initial report.

Market For Software Sales And Services

In today’s competitive job market, it is a challenge to find and retain professionals with the highly specialized skills and experience required for integration of various systems used by large clients. With technology rapidly changing, there is significant effort, time, and financial investment required to keep staff up-to-date especially when full-time interfacing resources employed by clients are often not fully and/or consistently utilized.

Vendor applications are often not “turn-key ready” for interfacing to existing and future applications within various industries. Professional integration services can ensure timely project completion of application implementations. Integration solutions partner’s typically bring extensive industry experience to localized environments, likely expediting resolutions to common integration issues.

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

Outlook for Smart Enterprise Enablement Products - Competition

The growth proliferation of various communication mechanisms and protocols such as Internet, Extranets, Intranets, Voice Casting, VPN’s, VOIP, WiFi, Mobile telephone, SMS and MMS messaging, texting, telefax, and desktop faxing has created a great need for organizations to securely open up their internal networks and operational systems so that various parties can communicate with and between employees and customers. The growth in communication protocols has led organizations to become compelled, by customer and client demand, to deal with the mobile and web enabled society that exists in the developed world. Whether as an extension of the retail store front, as an on line enquiry service, as a secure mobile data capture environment for customer billing, or as an automated mechanism for the dissemination of news and customer/client information, we believe that more and more organizations see the need to link their operational infrastructure to these communication vehicles. Preparing and facilitating an organization’s ability to interact, both in capturing and delivering information from and to its employees and customers, is driving rapid growth in the business of linking back office systems to the outside world.

ActiveCore competes within the global market for integration services, communication, middleware, mobile and web enabled software applications. These applications are developed for all types of devices including handheld and other portable devices, mobile phones, PDA’s, “mainframe” computers and client server/networked installations. The market for these products and services is evolving rapidly and is highly competitive. Competitors include many of the world’s largest software and services companies including (i) Microsoft, Oracle, IBM, PeopleSoft, all major data base developers (ii) the community of developers that has developed products for the palm operating system; (iii) the community of developers that has emerged since the introduction of Linux, Sun, and other non-windows operating system platforms; (iv) the host of developers and integrators that are developing and implementing enterprise applications on other communications devices including computers, telephones, fax machines and voice mail, and (iv) such companies as Plumtree, Xpedite, J2 Global and Vignette who have portal and communication solutions that rely heavily on importing or exporting data and use communication technologies to solve business issues. Nearly all of ActiveCore Technology’s competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than ActiveCore does.

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

Employees and Consultants

ActiveCore currently has 40 employees and 53 consultants based in Canada and the USA. None of ActiveCore Technology’s employees are covered by any collective bargaining agreement.

Item 2. Description Of Property

ActiveCore’s principal executive office is located at 156 Front Street West, Suite 201, Toronto, Ontario, Canada where it leases approximately 6,550 sq ft of office space at a cost of approximately $13,500 per month. The Company also leases a facility in Oakville, Ontario consisting of approximately 16,000 sq ft at a cost of $22,667 per month. The Oakville facility lease was acquired through the acquisition of Cratos which occurred on May 1, 2005, and hence the rent for this facility is included in the Company’s consolidated statement of operations from the date of acquisition onwards.

Item 3. Legal Proceedings

TPG Corporation

On March 17, 2000, the Company entered into a consulting agreement with TPG Capital Corporation regarding an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, (“reset date”), 350,000 common shares issued by the Company under the agreement would be increased or decreased based upon the average closing bid for the Company’s stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000.

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which must be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at December 31, 2005.

Orchestral Corporation

On June 13, 2002, the Company canceled its “Power Audit” software distribution agreement with Orchestral (the “licensor”). In November 2002, the licensor commenced a proceeding in Ontario, Canada against the Company which was discontinued while the parties discussed a settlement. That proceeding alleged that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract claiming damages of CAD $4,000,000. The licensor also claimed punitive and exemplary damages in the amount of CAD $1,000,000. When a settlement was not concluded, Orchestral commenced a second, identical action in August, 2003. The Company retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action under the distribution agreement has expired. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001.

Compulsory mediation has occurred in the second lawsuit. The next step would normally be “examination for discovery” then on to a trial. Instead of proceeding with the prosecution of its second lawsuit, Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleges was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. The Company appealed this decision and in January 2006 the initial judgement was upheld. A liability of $226,824 has been recorded on the Company’s consolidated balance sheet for the settlement claim.

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the Toronto Stock Exchange venture board under the symbol “IFL”. During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO, and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from Infolink and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action against Infolink, Infolink Technology commenced a proceeding in the same Ontario court against the Company alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. The Company has not yet had to file a defence to any of Infolink’s claims against the Company. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

Item 4. Submission Of Matters To A Vote Of Security Holders

None

PART II

Item 5. Market for Common Equity And Related Stockholder Matters

Market Price Of And Dividends On The Registrant’s Common Equity And Other Stockholder Matters

ActiveCore’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “ATVE”. The following table sets forth, for the periods indicated, the high and low bid prices of a share of common stock for the last two years.

	HIGH BID	LOW BID
2004
Quarter Ended March 31, 2004	$0.30	$0.10
Quarter Ended June 30, 2004	0.38	0.13
Quarter Ended September 30, 2004	0.19	0.13
Quarter Ended December 31, 2004	0.29	0.14
2005
Quarter Ended March 31, 2005	$0.31	$0.12
Quarter Ended June 30, 2005	0.15	0.05
Quarter Ended September 30, 2005	0.17	0.04
Quarter Ended December 31, 2005	0.17	0.06

Holders of Common Equity

As of March 21, 2006 there were 487 registered holders of record for our common stock. There were 80,573,635 shares issued of which 36,575,592 is restricted. We believe that there are a number of unregistered holders maintaining accounts at various brokerage houses who have not registered their shares or their shares are held in the name of the clearing house.

Dividends

ActiveCore did not pay any common stock dividends during calendar 2005 and has never paid any dividends on its common stock. ActiveCore currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any common stock cash dividends in the foreseeable future. Any decision on the future payment of dividends will depend on our earnings and financial position at that time and such other factors as the Board of Directors deems relevant.

RISK FACTORS CONNECTED WITH BUSINESS OF THE COMPANY.

Investing in the Company involves a number of material risks facing the Company's business, as follows:

Failure to Remain Current in Reporting Requirements Could Result in Delisting from the Over the Counter Bulletin Board.

Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the company could be delisted from the Bulletin Board.

In addition, the National Association of Securities Dealers, Inc. that operates the OTCBB, has proposed a change to its Eligibility Rule, in a filing with the SEC. The proposed change would make those OTCBB issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K.

As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Failure to Maintain Market Makers May Affect Value of Company's Stock.

If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

Shares Eligible For Future Sale.

Most of the shares currently held by management and others have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

If the Company’s products and services do not gain market acceptance, the Company may not be able to increase its revenues

The Company intends to pursue its strategy of growing the capabilities of its SIM and CDM divisions. As is typical in the case of a rapidly evolving industry, demand for and market acceptance of products and services that have been released recently or that are planned for future release are subject to a high level of uncertainty. If the markets for the Company’s products and services fail to develop, develop more slowly than expected or become saturated with competitors, the Company’s business will suffer. The Company may be unable to successfully market its current products and services, develop new software products, services and enhancements to current products and services, complete customer installations on a timely basis, or complete products and services currently under development. If the Company’s products and services or enhancements do not achieve and sustain market acceptance, the Company’s business and operating results will be materially harmed.

Current and future competitors could have a significant impact on the Company’s ability to generate future revenue and profits

The markets for the Company’s products are intensely competitive, subject to rapid technological change and are evolving rapidly. The Company expects competition to increase and intensify in the future as the markets for the Company’s products continue to develop and as additional companies enter each of its markets. Numerous releases of products that compete with those of the Company are continually occurring and can be expected to continue in the near future. The Company may not be able to compete effectively with current and future competitors. If competitors were to engage in aggressive pricing policies with respect to competing products, or significant price competition was to otherwise develop, the Company would likely be forced to lower its prices. This could result in lower revenues, reduced margins, loss of customers, or loss of market share for the Company.

Acquisitions, investments, joint ventures and other business initiatives may negatively affect the Company’s operating results

The Company continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, complement or are otherwise related to the Company’s current business. The Company also considers from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. These activities, including the current year’s acquisitions, create risks such as the need to integrate and manage the businesses and products acquired with the business and products of the Company, additional demands on the Company’s management, resources, systems, procedures and controls, disruption of the Company’s ongoing business, and diversion of management’s attention from other business concerns. Moreover, these transactions could involve substantial investment of funds and/or technology transfers and the acquisition or disposition of product lines or businesses. Also, such activities could result in one-time charges and expenses and have the potential to either dilute existing shareholders or result in the assumption of debt. Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of the Company. Any such activity may not be successful in generating revenue, income or other returns to the Company, and the financial or other resources committed to such activities will not be available to the Company for other purposes. The Company’s inability to address these risks could negatively affect the Company’s operating results.

Businesses acquired by the Company may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with those of the Company

The Company has a history of acquiring complementary businesses with varying levels of organizational size and complexity. Upon consummating an acquisition, the Company seeks to implement its disclosure controls and procedures and internal controls over financial reporting at the acquired company as promptly as possible. Depending upon the size and complexity of the business acquired, the implementation of the Company’s disclosure controls and procedures and internal controls over financial reporting at an acquired company may be a lengthy process. Typically the Company conducts due diligence prior to consummating an acquisition, however, the Company’s integration efforts may periodically expose deficiencies in the disclosure controls and procedures and internal controls over financial reporting of an acquired company. The Company expects that the process involved in completing the integration of the Company’s own disclosure controls and procedures and internal controls over financial reporting at an acquired business will sufficiently correct any identified deficiencies. However, if such deficiencies exist, the Company may not be in a position to comply with its periodic reporting requirements and the Company’s business and financial condition may be materially harmed.

The length of the Company’s sales cycle can fluctuate significantly which could result in significant fluctuations in license revenue being recognized from quarter to quarter

Because the decision by a customer to purchase the Company’s products often involves relatively large-scale implementation across the customer’s network or networks, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycle and implementation procedures. Given the significant investment and commitment of resources required by an organization in order to implement the Company’s software, the Company’s sales cycle tends to take considerable time to complete. Over the past year, the Company has experienced a lengthening of its sales cycle as customers include more personnel in the decision-making process and focus on more enterprise-wide licensing deals. In an economic environment of reduced information technology spending, it can take several months, or even quarters, for sales opportunities to translate into revenue. If a customer’s decision to license the Company’s software is delayed and the installation of the Company’s products in one or more customers takes longer than originally anticipated, the date on which revenue from these licenses could be recognized would be delayed. Such delays could cause the Company’s revenues to be lower than expected in a particular period.

The Company’s products may contain defects that could harm the Company’s reputation, be costly to correct, delay revenues, and expose the Company to litigation

The Company’s products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after commencement of commercial shipments, or, if discovered, the Company may not be able to successfully correct such errors in a timely manner, or at all. In addition, despite tests carried out by the Company on all its products, the Company may not be able to fully simulate the environment in which its products will operate and, as a result, the Company may be unable to adequately detect design defects or software errors inherent in its products and which only become apparent when the products are installed in an end-user’s network. The occurrence of errors and failures in the Company’s products could result in loss of, or delay in market acceptance of the Company’s products, and alleviating such errors and failures in the Company’s products could require significant expenditure of capital and other resources by the Company. The harm to the Company’s reputation resulting from product errors and failures would be damaging to the Company. The Company regularly provides a warranty with its products and the financial impact of these warranty obligations may be significant in the future. The Company’s agreements with its strategic partners and end-users typically contain provisions designed to limit the Company’s exposure to claims, such as exclusions of all implied warranties and limitations on the availability of consequential or incidental damages. However, such provisions may not effectively protect the Company against claims and related liabilities and costs. Although the Company maintains errors and omissions insurance coverage and comprehensive liability insurance coverage, such coverage may not be adequate and all claims may not be covered. Accordingly, any such claim could negatively affect the Company’s financial condition.

Other companies may claim that the Company infringes their intellectual property, which could result in significant costs to defend and if the Company is not successful could have a significant impact on the Company’s ability to generate future revenue and profits

Although the Company does not believe that its products infringe on the rights of third-parties, third-parties may assert infringement claims against the Company in the future, and any such assertions may result in costly litigation or require the Company to obtain a license for the intellectual property rights of third-parties. Such licenses may not be available on reasonable terms, or at all. In particular, as software patents become more prevalent, it is possible that certain parties will claim that the Company’s products violate their patents. Such claims could be disruptive to the Company’s ability to generate revenue and may result in significantly increased costs as the Company attempts to license the patents or rework its products to ensure that they are not in violation of the claimant’s patents or dispute the claims. Any of the foregoing could have a significant impact on the Company’s ability to generate future revenue and profits.

The Company’s expenses may not match anticipated revenues

The Company incurs operating expenses based upon anticipated revenue trends. Since a high percentage of these expenses are relatively fixed, a delay in recognizing revenue from license transactions could cause significant variations in operating results from quarter to quarter and could result in operating losses. If these expenses precede, or are not subsequently followed by, increased revenues, the Company’s business, financial condition, or results of operations could be materially and adversely affected.

The Company must continue to manage its growth or its operating results could be adversely affected

Over the past year, the Company has experienced growth in revenues and operating expenses. The Company believes that continued growth in the breadth of its product lines and services and in the number of personnel, will be required in order to establish and maintain the Company’s competitive position. Moreover, the Company has grown significantly through acquisitions in the past and continues to review acquisition opportunities as a means of increasing the size and scope of its business. Finally, the Company has been subject to increased regulation, including various NASDAQ rules and the Sarbanes-Oxley Act of 2002 (“Sarbanes”), which has necessitated a significant use of company resources to comply on a timely basis. The Company’s growth, coupled with the rapid evolution of the Company’s markets and the new heightened regulations, have placed, and are likely to continue to place, significant strains on its administrative and operational resources and increased demands on its internal systems, procedures and controls. The Company’s administrative infrastructure, systems, procedures and controls may not adequately support the Company’s operations or compliance with such regulations, and the Company’s management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for the Company’s products and services and to successfully integrate any business acquisitions in the future to comply with all regulatory rules. If the Company is unable to manage growth effectively, or comply with such new regulations, the Company’s operating results will likely suffer and it may not be in a position to comply with its periodic reporting requirements or listing standards, which could result in the delisting of the Company from the NASDAQ.

Recently enacted and proposed changes in securities laws and related regulations could result in increased costs to the Company

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of Sarbanes and recent rules enacted and proposed by the SEC and NASDAQ, have resulted in increased costs to the Company as it responds to the new requirements. The new rules also could make it more difficult for the Company to obtain certain types of insurance, including director and officer liability insurance, and the Company may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for the Company to attract and retain qualified persons to serve on its Board of Directors, on committees of its Board of Directors, or as executive officers. The Company cannot yet estimate the amount of total additional costs it may incur or the timing of such costs as it implements these new and proposed rules.

The Company’s quarterly revenues and operating results are likely to fluctuate which could materially impact the price of the Company’s Common Shares

The Company experiences, and is likely to continue to experience, significant fluctuations in quarterly revenues and operating results caused by many factors, including changes in the demand for the Company’s products, the introduction or enhancement of products by the Company and its competitors, market acceptance of enhancements or products, delays in the introduction of products or enhancements by the Company or its competitors, customer order deferrals in anticipation of upgrades and new products, lengthening sales cycles, changes in the Company’s pricing policies or those of its competitors, delays involved in installing products with customers, the mix of distribution channels through which products are licensed, the mix of products and services sold, foreign currency exchange rates, acquisitions and general economic conditions.

A cancellation or deferral of even a small number of licenses or delays in installations of the Company’s products could have a material adverse effect on the Company’s results of operations in any particular quarter. Because of the impact of the timing of product introductions and the rapid evolution of the Company’s business and the markets it serves, the Company cannot predict whether seasonal patterns experienced in the past will continue. For these reasons, one should not rely on period-to-period comparisons of the Company’s financial results to forecast future performance. It is likely that the Company’s quarterly revenue and operating results will vary significantly in the future and if a shortfall in revenue occurs or if operating costs increase significantly, the market price of its common shares could materially decline.

If the Company is not able to attract and retain top employees, the Company’s ability to compete may be harmed

The Company’s performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of its executive officers or other key employees could significantly harm the Company’s business. The Company does not maintain “key person” life insurance policies on any of its employees. The Company’s success is also highly dependent on its continuing ability to identify, hire, train, retain and motivate highly qualified management, technical, sales and marketing personnel, including recently hired officers and other employees. Specifically, the recruitment of top research developers, along with experienced salespeople, remains critical to the Company’s success. Competition for such personnel is intense, and the Company may not be able to attract, integrate or retain highly qualified technical and managerial personnel in the future.

The volatility of the Company’s stock price could lead to losses by shareholders

The market price of the common shares has been highly volatile and subject to wide fluctuations. Such fluctuations in market price may continue in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Broad market fluctuations or any failure of the Company’s operating results in a particular quarter to meet market expectations may adversely affect the market price of the common shares, resulting in losses to shareholders. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Due to the volatility of the Company’s stock price, the Company could be the target of securities litigation in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on the Company’s business and operating results.

The Company may have exposure to greater than anticipated tax liabilities

The Company is subject to income taxes and non-income taxes in a variety of jurisdictions and its tax structure is subject to review by both domestic and foreign taxation authorities. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires significant judgment. Although the Company believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Item 6. Management’s Discussion And Analysis Or Plan of Operation

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) the Company’s projected sales and profitability, (b) the Company’s growth strategies, (c) anticipated trends in the Company’s industry, (d) the Company’s future financing plans, (e) the Company’s anticipated needs for working capital, (f) the benefits related to ownership of the Company’s common stock. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” as well as in this Report generally. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and, except as otherwise required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible to predict all of them. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Certain Business Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected.

Overview

ActiveCore Technologies, Inc. (“ActiveCore” or the “Company”) is a Nevada registered Company with its head office in Toronto, Canada, and operations in Canada and the United States. The Company operates within the enterprise software and services market in a sector which has been described by the Gartner Group as that group of vendors of software and services that sell and install “Smart Enterprise Suites” and related products. The Company has organized itself into two distinct divisions to deliver its products and services. The Systems Integration and Migration (SIM) division focuses on large projects in the financial services, insurance, healthcare, education and manufacturing industries. These projects are aimed at protecting the customer’s investment in, improving the functionality of, and extending the life span of their existing information technology systems. The acquisition of Cratos Technologies Solutions Inc. (“Cratos”) during the quarter ended June 30, 2005 is expected to begin to give this division critical mass. The Corporate Disclosure and Messaging (CDM) division is focused on working with these same and additional customers to provide them with a range of communication and information distribution based products that allow them to leverage existing corporate information and share it with their customers, employees and other stakeholders and facilitates their move towards a Smart Enterprise.

The Company’s products encompass application integration, application modernization, application migration, content management, vertical application portals, a corporate disclosure portal and an outbound corporate messaging portal. This product set gives ActiveCore the capability to deliver effective, efficient and economical integration, modernization, migration and corporate messaging services or complete solutions to clients seeking to enable or extend their existing systems to stakeholders and customers without wholesale changes to their systems. ActiveCore’s products are designed to enable the Company’s clients to extend the functions of their current systems, often called “legacy systems”, by using the Company’s integration, modernization and migration product sets that are sold and delivered by the SIM division. For organizations wanting to take the next step in achieving what ActiveCore terms “A Smart Enterprise” the Company offers its disclosure and messaging products that are sold and delivered by the CDM division. By concentrating on the improvement of the customers existing systems and providing an additional communication/messaging product layer the Company is able to offer its customers a cost effective way to rapidly improve the overall capability and extend the life of their existing information technology assets.

The two divisions of the Company have very different revenue models and it is important that this is clearly understood. See Note 16 to the consolidated financial statements for segmented information which provide more granular reporting by division so that shareholders can develop a better understanding of the Company’s revenue sources and how the revenue mix within the two divisions affects the gross profit margin at a consolidated level.

The SIM division derives its revenue from the sale of value added labor and software licenses. This division has repeat customers and maintenance revenue but to grow it must find new customers on a regular basis to replace revenue from completed projects. Projects in this division usually range from one to two years in length and can exceed one million dollars in value. These projects tend to have long sell cycles and are predominantly with large customers. The gross profit percentage of this division varies based on the mix of sales as product revenue tends to yield a higher margin than services revenue. The Company considers this division to be a “solutions provider”, therefore, there will always be a mix of both product and service revenue but normally the mix will be weighted towards services. In this division the Company competes with a variety of System Integration “SI” vendors but has the advantage of having ownership of most of the products it uses to develop client specific and industry specific solutions.

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

The Company has set up a “service bureau” operation under the product identity “ActiveCast” to implement the Messaging ASP service whereby it offers broadcast services to customers on an outsourced basis using its own internal installation of ActiveLINK and DynaPortal. The Company is actively increasing the scope and revenue earning capacity of this operation by investing in fixed assets and personnel to grow the revenue and client base.

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

The Company has developed a clear vision of how it intends to expand the business in the future. Expansion will be accomplished by growing the SIM and the CDM divisions organically as well as developing markets via strategic acquisitions in either division. The Company will also expand its marketing program to increase the “upselling” and “cross selling” opportunities which naturally exist between the two divisions.

The Company continues to hold a minority interest in ePocket, an organization currently completing a major round of funding that will allow it to enter the “electronic payment” market with a revolutionary product. The Company maintains strong business relationships with both companies. The Company envisions significant benefits from the Cratos acquisition as the relationship and synergies between ePocket and ActiveCore become more developed in the upcoming quarters.

Market Positioning Summary

The Company’s “Smart Enterprise Suite”

The Company provides organizations of all sizes with the capability to integrate, enable, and extend their “legacy systems” to connect to and communicate with their customers, employees and stakeholders. Therefore, the Company’s products and services facilitate the creation of the “Smart Enterprise”.

The Company’s products encompass application integration, application modernization, application migration, content management, vertical application portals, a corporate disclosure portal and an outbound corporate messaging portal. In addition the Company delivers its DisclosurePlus and ActiveCast product sets via an “Application Service Provider” (ASP) model using a Company hosted corporate messaging service bureau. The Company’s products can be sold individually or as a combination to form customized solutions based on the customers’ most immediate need. This approach allows the customer to deal with information technology problems in a tactical manner and can often alleviate customer capital expenditure restrictions.

ActiveLINK is the Company’s core application integration product and is used to create solutions that integrate disparate databases and applications, creating a hub through which legacy system functionality can be enabled and extended. The other products owned by the Company are ActiveCast, DisclosurePlus and MD LINK. In addition the Company sells and services third party products that complete its “Smart Enterprise Suite”. These include DynaPortal, Caravel, and Micro Focus.

ActiveCore normally sells its products and services to companies that want to improve their existing “legacy systems”, however, the Company has also identified three other target markets: software resellers, independent software vendors and system integrators.

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

ActiveCast, the Company’s corporate messaging software product is sold to companies that want to extract data from internal “legacy systems” and use it for outbound messaging. These opportunities have short sales cycles resulting in rapid cash flow and recurring revenue from organizations sending information to dedicated lists. This product is also directly marketed to all companies that need to communicate “stand alone” information to their customers, employees and stakeholders. The C Comm acquisition provided the base product from which ActiveCast evolved.

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

Recent Developments

In the MDI Solutions group, further progress has been made in the development of the MD LINK product and the Company recently released version 4.1 during 2005. During the last few months, the Company has secured and shipped several orders for the new version of MD LINK. The Company expects the number of MD Link product sales to rise during 2006 and this is a direct result of the new product features and the marketing efforts of this group in 2004 and early 2005.

In the Company’s ActiveCore and ActiveCast business lines, the Company is continuing to obtain additional clients. On the ActiveCast side of operations, the Company is also adding additional sales personnel to accelerate the rollout of the Company’s innovative messaging portal product. This division has generated new revenue in the first quarter and continues to improve the margins on this business. We expect revenues from this division to continue to increase throughout the remainder of 2005. For the year ended December 31, 2005, the Company made relatively large investments in equipment and new staff in this area of the business.

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

On February 25, 2005, the Company entered into a purchase and sale agreement with the shareholders of DisclosurePlus whereby the Company paid 1,200,000 shares of the Company’s common stock representing $264,000 plus $125,000 in cash for a total value of $389,000 for 100% of the DisclosurePlus common shares. In connection with this acquisition the Company also entered into management contracts with Gord Sutton and Dean Peloso.

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

During the quarter ended June 30, 2005, the Company entered into a purchase and sale agreement with the shareholders of Cratos Solutions whereby the Company paid 9,021,030 shares of the Company’s common stock in addition to cash and debt consideration of $159,120 representing total consideration of $2.1 million in exchange for 100% of the shares of Cratos. In conjunction with this acquisition the Company also paid CAD $470,000 of debt owed to SQL Tech. by Cratos along with 3,921,633 common shares of ActiveCore. The Company also arranged a bank credit facility to help finance Cratos’ debt that was personally secured by the senior managers of ActiveCore.

Cratos is a service based company that specializes in providing project management and delivery to large companies in the financial service, education and insurance market place.

Twincentric, Limited

On August 13, 2005, the Company entered into an agreement to sell its wholly owned U.K. subsidiary, Twincentric Limited (“Twincentric”) to Tony McGurk. Mr. McGurk was the majority shareholder of Twincentric at the time it was acquired during 2004 by the Company, and he had continued to operate the Twincentric business since that time. Consideration received by the Company was 1,400,000 of its common shares. These common shares represented the same shares originally issued by the Company to Mr. McGurk in the transaction which resulted in the Company originally acquiring Twincentric.

Critical Accounting Policies

Significant Accounting Policies and Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP necessarily requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, bad debts, investments, intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed at the time to be reasonable under the circumstances. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

The Company recognizes revenue for software sales in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence ("VSOE") of fair value in multiple element arrangements, such as maintenance agreements soldin conjunction with software packages. For 2005 and 2004 the Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting. The Company's software transactions generally include only one element, the software under license. The Company recognizes revenue when the price is fixed and determinable, there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement, and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer.

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

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customer’s financial condition and if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would likely be required. Actual collections could differ materially from our estimates.

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

Litigation. The Company is a party, from time to time, in legal proceedings. In these cases, management assesses the likelihood that a loss will result, as well as the amount of such loss and the financial statements provide for the Company’s best estimate of such losses. To the extent that any of these legal proceedings are resolved and result in the Company being required to pay an amount in excess of what has been provided for in the financial statements, the Company would be required to record, against earnings, the excess at that time. If the resolution resulted in a gain to the Company, or a loss less than that provided for, such gain is recognized when received or receivable.

Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. If management makes judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets. Similarly, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company is required to annually test the value of its goodwill as well as its acquired intangible assets. This testing requires management to make estimates of the market value of its various operating segments. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs its annual impairment testing on its goodwill at December 31st of each year, provided that circumstances don’t arise during the year that would necessitate an earlier evaluation.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares - Based Payment, (“SFAS No. 123 R”), which amends, “Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation expense to be recognized for all share based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005, for non small business issuers, and after December 15, 2005 for small business issuers. The statement allows companies to adopt its provision using either of the following transition alternatives:

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

The Company has determined that the impact that the new standard is expected to have on its consolidated financial statements will not be material.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company has evaluated SAB 107 and has determined that incorporating it as part of its adoption of SFAS 123R will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

Results Of Operations

Twelve Months Ended December 31, 2005 Compared With The Twelve Months Ended December 31, 2004

Overview

During the year ended December 31, 2005, the Company recorded revenues of $7.4 million, and a loss from continuing operations of $2.8 million. These amounts compare to revenue of $3.6 million during the previous year ended December 31, 2004, when a loss from continuing operations of $0.6 million was incurred. The increase in revenue from the prior year was the result of several factors. Firstly, as the Company began consolidating the results of Cratos effective May 1, 2005, during the year ended December 31, 2005 the Company consolidated eight months of operations which were not present in the 2004 results. As Cratos was a fairly sizable acquisition for the Company, this acquisition had a significant impact on revenue. Additionally however, organic growth was generated by the Company’s CDM division, as both the Company’s ActiveCast businesses demonstrated a significant percentage increase in revenue as compared with the prior year.

Although the Company’s loss from continuing operations was significantly higher in 2005 than it was in 2004, this loss was incurred in the first half of the year. The Company’s loss from operations was also $2.2 million through the first 6 months of 2005, and as a result the Company’s profitability was much improved in the second half of 2005.

Revenues

Year ended December 31
2005	2004	% Change
7,417,874	3,630,150	104%

During the year ended December 31, 2005 the Company generated $7.4 million in revenue from the sale of products and services versus $3.6 million in revenue during the year ended December 31, 2004. From a revenue source perspective, the vast majority of the revenue recorded in both 2005 and 2004 was service related, while product related revenue represented only a small percentage of the total. During 2005, the majority of the Company’s revenue was generated from services work and product installation performed by the Company’s SIM division (see note 16 to the notes to the Financial Statements for segmented information). Specifically, the Cratos acquisition was completed during the year ended June 30, 2005, and the Company has consolidated Cratos’ operations in its consolidated financial statements beginning May 1, 2005. Over the 8 month period during which Cratos’ results of operations have been consolidated with the Company, Cratos has generated approximately $5.2 million of revenue. Also of note is the fact that during the year ended December 31, 2005 Cratos signed a master services agreement with ePocket to become its exclusive implementation partner for software installations. As of December 31, 2005, only nominal amounts of revenue have been earned under this agreement, though the Company is optimistic that beginning in the first year of 2006, more significant amounts of revenue will be earned under this agreement. As a result, the Company expects revenues in its SIM division to continue to increase as the ePocket business becomes commercialized.

The Company has also seen revenue growth over the past year from its CDM division - a division that did not formally exist until mid-2004 when the Company completed a small acquisition of C-Comm Networks. Since that time, the Company has added to that business through significant investments of both capital and personnel, and that business has now been rebranded as the ActiveCast. It appears these investments are beginning to pay off. Although this division’s total revenues remain small relative the overall corporate totals, they are growing very quickly in percentage terms. Specifically, revenues in the CDM business grew over 300% from the year ended December 31, 2004 to the year ended December 31, 2005. As the CDM division has a relatively fixed expense base, once that division crosses break-even the profitability margins have the potential to be very strong. Incremental revenues recorded once the division achieves break-even are expected to be in the 40-50% range. It is the Company’s expectation that this growth will continue to the point that the division will acheive break-even in 2006.

The acquisition of DisclosurePlus in the first quarter of 2005 also provided the Company with a new revenue stream that it did not have during 2004. Revenue for this division remains quite small, but customer opportunities remain very encouraging and the Company feels that this division is still two to three years away from generating more substantial amounts of revenue. At the current time, this division continues to round out its product offering. During the year ended December 31, 2005 DisclosurePlus announced the introduction of two new products - Whistleblower and SedarPush.

As evidenced by the above, the Company has undergone a major transformation over the past 12 months due to the acquisitions that it has made. The integration of these acquisitions is progressing well and represents the main reason for the additional revenue generated during both the year ended December 31, 2005.

Cost of Sales

Year ended December 31
2005	2004	% Change
4,824,840	989,825	387%

Cost of sales for the year ended December 31, 2005 were $4.8 million, which consisted primarily of direct wages paid to consulting services staff of $4.5 million, and amortization of software licensing agreements and other direct costs of $0.3 million. These amounts are significantly higher than during 2004 when the Company’s cost of sales for the year totaled $1.0 million which was principally comprised of direct wages for consulting staff. The vast majority of the increase in cost of sales in 2005 as compared to 2004 relates the recent addition of Cratos. Cratos is a services business, and the majority of their operating expenses relate to compensation costs paid to its consultants. This differs substantially from 2004 when the Company generated most of its revenue through software licensing agreements. As the cost of sale on software licenses is much lower than that for services revenue, the Company’s gross margin has decreased significantly from 2004 to 2005. Specifically, the year ended December 31, 2005 had a gross margin of $2.6 million, or 35%, versus a gross margin of $2.6 million, or 73% during the year ended December 31, 2004. The gross margin percentages reflect the addition of the Cratos acquisition which has brought with it significant revenue growth but given the nature of that business does so at a lower gross margin. The Company expects that its gross profit percentage will begin to increase in future periods as the Company’s CDM revenue continues to increase, and as that division becomes a more substantial component of the Company’s overall revenue mix.

Operating Expenses

Total operating expenses for the year ended December 31, 2005 were $5.1 million versus $3.3 million during the year ended December 31, 2004. After these expenses, the Company recognized a loss from operations of $2.5 million in the year ended December 31, 2005 versus a loss from operations of $0.7 million during the year ended December 31, 2004.

The recent significant investments which the Company has made in both acquired and organically developed businesses are reflected in the above noted operating expense totals. Although these investments have resulted in larger operating losses than have been incurred in the prior year, management has determined that these investments were required in order to lay the foundation for the Company’s two operating divisions - SIM and CDM - to develop successfully.

The largest components of operating expenses for the first three years of 2005 year were salaries and wages, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

Salaries and Wages

Year ended December 31
2005	2004	% Change
1,627,400	1,222,727	33%

Salaries and wages in 2005 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the year ended December 31, 2005, salaries and wages were $1.6 million as compared with $1.2 million during the year ended December 31, 2004, representing an increase of 33%. Most of the increase in the year ended December 31, 2005 as compared to 2004 reflects the additions made to the CDM business in terms of personnel. As mentioned previously, the Company acquired C-Comm Networks in mid-2004 to become the foundation for its messaging business, although the Company has continued to invest in this part of the business since that time. As the Company does not anticipate adding significant costs in this area in the immediate future, it is the Company’s expectation that salaries and wages should remain fairly constant over the first part of 2006.

Consulting fees

Year ended December 31
2005	2004	% Change
445,039	439,413	1%

For the year ended December 31, 2005, consulting fees increased 1% to $445,039 from $439,413 during the year ended December 31, 2004 Most of the increase in consulting fees paid during the year ended December 31, 2005, as compared with the same period in 2004 relates to the amortization of deferred consulting costs which relate to assistance in securing certain financing transactions. The related costs are being amortized over the period which the financing will be in place. Additionally, the Company incurred certain one-time termination costs to exit a consulting contract which the Company determined was no longer producing acceptable returns to the organization.

Legal and Accounting

Year ended December 31
2005	2004	% Change
1,049,188	459,962	128%

For the year ended December 31, 2005, legal and accounting expenses increased 128% to $1.0 million from $0.5 million during the year ended December 31, 2004. Legal and accounting expense includes legal costs associated with using third party lawyers to act on behalf of the Company in current legal matters. Additionally, the Company has incurred significant legal costs over the past year in an attempt to gain control over Infolink. During the year ended December 31, 2005 the Company incurred approximately $0.2 million in fees relating to the Infolink transaction. Going forward, the Company does not expect legal cost to continue at this rate and should be able to experience a decline in this area. Most of the increase in legal and accounting expense in 2005 as compared with 2004 relates to the fact that the Company recorded an expense of $454,000 relating to an award made by the arbitrator in the Cassidy lawsuit (see note 13 to the audited consolidated financial statements). Accounting costs include audit fees and related costs as well as costs incurred to complete periodic regulatory filings and these expenses comprise the balance of this expense.

General and Administrative

Year ended December 31
2005	2004	% Change
1,243,618	819,540	52%

For the year ended December 31, 2005, general and administrative expenses increased 52% to $1.2 million from $0.8 million during the year ended December 31, 2004. The large increase in general and administrative expenses from 2004 to 2005 is related partially to the Company’s 2005 acquisitions which resulted in a larger infrastructure. General and administrative expenses include amounts spent to operate the Company’s various facilities, including rent, office expenses, insurance, and communications, as well as travel expenses. During the year ended December 31, 2005, the Company incurred certain expenses which it does not expect to incur in future periods. Specifically, the Company incurred bad debts of approximately $228,000, almost all of which relates to one large customer who went bankrupt. The Company does not have a history of experiencing bad debts and as a result, the Company does not view this occurrence as being indicative of expected future expenses. Additionally, during 2005, the Company incurred one-time expenses relating to restructuring certain elements of is management team totaling approximately $150,000.

Other Income/Expenses

	Year ended December 31
	2005	2004	% Change
Gain on settlement of debt	76,636	2,000	3,732%
Loss on Sale of Investment	(78,093)	—	100%
Interest Expense	(320,327)	(196,858)	63%
Other income (loss)	(40,818)	174,326	(123%)

During the year ended December 31, 2005 the Company realized a gain on settlement of debt of $76,636. This amount relates to debts of the Company where the underlying debtor agreed to convert into common shares at a premium to the market price at the time. This amount was offset slightly by the fair value of warrants issued during that period to parties to whom the Company was previously indebted to and who agreed to convert their debt to common shares of the Company. As part of these transactions, the Company issued these parties warrants to purchase common shares of the Company which expire in September 2006.

During the year ended December 31, 2005, the Company received common shares in Silverbirch Studios as consideration for the sale of that business in 2004 (see note 2). The Company disposed of these shares during 2005. The loss realized on this transaction represents the difference between the market price at the date the consideration was received and the price that the Company ultimately was able to realize the common shares for.

In the year ended December 31, 2005, the Company expended $320,327 in financial interest which was significantly higher than the $196,858 expensed in the year ended December 31, 2004. The increase in interest expense in 2005 as compared with 2004 is a result of interest incurred on a loan from a Canadian chartered bank along with interest incurred in relation to several short-term loans the Company entered into towards the end of 2004 and into 2005.

Other income represented a loss of $40,818 for the year ended December 31, 2005 and represented income of $174,326 for the year ended December 31, 2004. These balances are primarily the result of the fluctuations of the U.S. dollar relative to the U.K. pound and the Canadian dollar. Going forward, given the disposition of Twincentric, the Company will not continue to be significantly exposed to fluctuations of the U.K. pound.

Discontinued Operations

In the year ended December 31, 2005, the Company recorded a loss from discontinued operations of $11,908 which is comprised of a gain on the disposition of Silverbirch Studios of $450,558 net of a loss relating to the discontinued operations of Twincentric of $462,466. As there had been concern about the realizability of the Silverbirch consideration, the gain on Silverbirch’s disposition was not recognized until the consideration was received, which was in 2005. See note 2 to these consolidated financial statements. The loss relating to Twincentric is comprised of a gain of $13,109 on the disposition of Twincentric net of a loss from Twincentric’s operations during the year of $475,575. Given that Twincentric had been incurring substantial losses in the period prior to its disposition, the Company expects that its disposition will have a positive impact on operating cash flows on a forward looking basis.

For the year ended December 31, 2004, the Company incurred a loss from operations of SilverBirch of $132,419 along with a loss from operations of Twincentric of $8,878 such that the total loss from discontinued operations was $141,297.

From a cash flow perspective, the Company believes that this disposition of these two businesses will have a positive impact on cash flows in the future. Both businesses, and Twincentric in particular, incurred significant uses of operating cash flows, and therefore their dispositions will result in improved operating cash flows in the future. Neither Twincentric nor Silverbirch had material cash flows from either investing or financing activities.

Liquidity and Capital Resources

At December 31, 2005, the Company’s need for cash included satisfying $5,828,821 of current liabilities. The Company’s ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. The Company anticipates that its cash needs over the next 12 months will consist of $2,500,000 for general working capital. The Company expects that this amount will be raised through a combination of private placements and short-term borrowings provided by management and other related parties. At December 31, 2005, the Company had $113,421 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

The failure of the Company to obtain additional debt and equity funding will have a material adverse effect on the Company’s business and may force the Company to reorganize, reduce its investment in, or otherwise divest of one or more of the Company’s operations, or to reduce the cost of all operations to a lower level of expenditure thereby reducing the Company’s expected revenues and net income in 2006.

Going Concern

The Company’s Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2,844,103 and a negative cash flow from operations of $1,480,840 for the year ended December 31, 2005. The Company also has a working capital deficiency of $1,402,388 and an accumulated deficit of $40,736,105 at December 31, 2005. There is substantial doubt that the Company will continue as a going concern and will likely still incur a going concern note as at December 31, 2006. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

Consolidated Statement of Cash Flows

Cash on the consolidated balance sheet increased from $53,351 in the period ended December 31, 2004 to $113,421 at December 31, 2005.

Net Cash From Operating Activities

Net cash used in operating activities were $1,480,840 and $1,569,242 in the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Company actually used less cash through its operations than it did in 2004 despite a larger loss incurred in 2004. This is a result of the fact that in 2004 the Company had a $2.3 million use of cash through an increase in its accounts receivable which had a significant impact on the year’s operational cash flows. During 2005, the Company had significantly more non-cash charges in its net loss than it did in 2004, and additionally had several working capital items such as accrued liabilities, taxes payable and other current liabilities provide significant sources of cash from operations.

Net Cash From Investing Activities

Net cash provided by investing activities during 2005 was $232,985. This amount included proceeds received from the Company’s sale of its investment in ePocket Inc. of $250,000, along with cash received from the sale of Silverbirch of $102,000 and proceeds from the sale of an investment of $270,465. These included the acquisition of both Cratos and DisclosurePlus for total cash consideration of $303,249, as well as $86,231 of purchases of capital assets. In 2004, the Company’s use of cash from investing activities of $293,719 was almost exclusively comprised of capital asset purchases.

Net Cash From Financing Activities

Net cash provided by financing activities of $1,306,775 during 2005 was primarily comprised of $1,235,908 relating to net proceeds resulting from a new line of credit which the Company established during 2005 with a Canadian chartered bank. In 2004 the Company realized $2,143,714 in financing activities and this amount included $717,868 proceeds from debt, $510,000 proceeds from an equity financing line, $350,000 proceeds from the issuance of preferred shares, $555,463 received from related parties, and $194,749 of proceeds from bank overdraft.

Contractual Obligations And Commercial Commitments

The following chart sets forth ActiveCore’s contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

	Payments Due by Period
	Total
Contractual Obligations	Total	Less than 1 Year	2-3 years	4-5 Years	After 5 Years

Debt	396,463	164,524	155,538	49,558	26,843
Facility Obligations	1,943,525	386,477	766,670	594,768	195,610
Leases Payable	40,273	18,788	21,485

Total Contractual Cash Obligations	$2,380,261	$569,789	$943,693	$644,326	$222,453

Item 7. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE	F-3	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE	F-6	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE	F-8	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES	F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries

We have audited the accompanying consolidated balance sheet of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries as of December 31, 2005 and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, to the consolidated financial statements, the Company has a net loss of $2,844,103 and a negative cash flow from operations of $1,480,840 for the year ended December 31, 2005 and has a working capital deficiency of $1,402,388 and an accumulated deficit of $40,736,105 at December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and subsidiaries

We have audited the accompanying consolidated balance sheet of ActiveCore Technologies, Inc. (formerly IVP Technology Corporation) and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a net loss of $790,156 and a negative cash flow from operations of $1,569,242 for the year ended December 31, 2004, and has a working capital deficiency of $802,142 as at December 31, 2004. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Dunwoody, LLP
Toronto, Ontario
April 20, 2005, except for note 2, which is as of April 4, 2006

ACTIVECORE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	December 31, 2004
CURRENT ASSETS
Cash	$113,421	$53,351
Accounts receivable, net (note 4)	3,701,028	2,390,549
Other receivables	128,095	20,992
Deferred consulting and financing expense	352,750	—
Prepaid expenses and other current assets	131,139	143,213
Current assets from discontinued operations (note 2)	—	318,171
Total Current Assets	4,426,433	2,926,276

CAPITAL ASSETS, NET (NOTE 5)	336,256	306,282

OTHER ASSETS
Goodwill and other intangible assets, net (note 6)	5,169,732	868,894
Investments at cost (note 7)	—	262,648
Deferred financing expense	125,505	175,009
Deferred equity line commitment fees	—	16,092
Other assets from discontinued operations (note 2)	—	933,425
Total Other Assets	5,295,237	2,256,068

TOTAL ASSETS	$10,057,926	$5,488,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit (note 12)	$1,253,474	$17,566
Accounts payable	2,162,663	702,672
Accrued liabilities	1,099,979	354,077
Taxes payable (note 10)	675,871	957,011
Leases payable, current portion	18,788	22,093
Debt, current portion (note 8)	164,524	857,161
Deferred tax liability	340,736	—
Due to related parties (note 9)	11,863	113,744
Other current liabilities	100,923	27,247
Current liabilities of discontinued operations (note 2)	—	676,847
Total Current Liabilities	5,828,821	3,728,418

LONG-TERM LIABILITIES
Long-term debt (note 8)	231,939	491,622
Leases payable, long-term	21,485	30,447
Redeemable preferred shares (note 11)	375,000	—
Total Long-Term Liabilities	628,424	522,069

TOTAL LIABILITIES	6,457,245	4,250,487

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 50,000,000 shares authorized
Preferred Stock issued and outstanding (note 14)
Series A, 0 and 8,333,333 shares as of December 31, 2005 and 2004 respectively (aggregate liquidation at $250,000 and $0 respectively)	—	8,333
Series B, 0 and 4,169,667 shares as of December 31, 2005 and 2004 respectively (aggregate liquidation at $250,000 and $0 respectively)	—	4,168
Common stock, $0.01 par value, 500,000,000 shares authorized, 79,242,114 and 46,711,708 shares issued and outstanding at December 31,2004 and 2003, respectively	792,422	467,117
Common stock to be issued (returned), 5,173,105 and (252,725) shares as of December 31, 2005 and 2004 respectively (note 14)	311,025	(68,783)
Additional paid-in capital	43,137,898	39,137,498
Accumulated deficit	(40,736,105)	(37,892,002)
Treasury stock	(112,000)	—-
Accumulated other comprehensive loss	312,441	(256,204)
Subscription receivable - preferred	—	(150,000)
Deferred compensation	(105,000)	(11,988)
Total Stockholders' Equity	3,600,681	1,238,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10.057,926	$5,488,626

See accompanying notes to consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUES	$7,417,874	$3,630,150

COST OF SALES
Direct wages	4,487,766	835,242
Amortization of licensing agreements and other costs	337,074	154,583
Total Cost of Sales	4,824,840	989,825

GROSS PROFIT	2,593,034	2,640,325

OPERATING EXPENSES
Salaries and wages	1,627,400	1,222,727
Consulting fees	445,039	439,413
Research and development	220,000	141,063
Legal and accounting	1,049,188	459,962
General and administrative	1,243,618	819,540
Financial advisory fees	65,958	30,967
Amortization and depreciation	490,832	192,450
Total Operating Expenses	5,142,035	3,306,122

LOSS FROM OPERATIONS	(2,549,001)	(665,797)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	76,636	2,000
Loss on sale of investment (note 2)	(78,093)	—
Interest income	51,808	37,470
Interest expense	(320,327)	(196,858)
Other income (loss)	(40,818)	174,326
Total Other Income (Expense)	(310,794)	16,938
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,859,795)	(648,859)
Income taxes	(27,600)	—
LOSS FROM CONTINUING OPERATIONS	(2,832,195)	(648,859)

Discontinued Operations: (See note 2):
Gain (loss) from disposal of discontinued operations	463,667	(132,419)
Loss from discontinued operations	(475,575)	(8,878)
Loss from discontinued operations, net	(11,908)	(141,297)
NET LOSS	$(2,844,103)	$(790,156)

Preferred share dividend	(36,092)	(7,300)
Benefit received from conversion of preferred shares (see note 14)	208,333	—
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,671,862)	$(797,456)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	568,645	(97,618)

COMPREHENSIVE LOSS	$(2,275,458)	$(887,774)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	59,566,928	41,133,879

See accompanying notes to consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED	$(0.04)	$(0.02)
LOSS PER COMMON SHARE FROM DISPOSAL OF DISCONTINUED OPERATIONS - BASIC AND DILUTED	$(0.00)	$(0.00)
LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$(0.00)	$(0.00)
NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.04)	$(0.02)

See accompanying notes to consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Stock						Common Stock to be Issued / (Returned)
	Shares Series A	Amount Series A	Shares Series B	Amount Series B	Common Shares	Common Stock Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Subscription Receivable Preferred Stock	Deferred Compensation	Total

Balance, December 31, 2003	—	—	—	—	28,620,770	286,207	1,727,273	380,000		36,382,766	(37,094,546)	(158,586)	—	(48,976)	(253,135)

Stock issued for services	—	—	—	—	1,815,000	18,150	—	—	—	296,100	—	—	—	—	314,250
Stock Issued for compensation	—	—	—	—	1,130,000	11,300	—	—	—	199,700	—	—	—	—	211,000
Stock issued for stockholder debt	—	—	—	—	6,603,627	66,036	(1,727,273)	(380,000)	—	924,288	—	—	—	—	610,324
Stock Issued for debt repayment	—	—	—	—	4,343,866	43,439	—	—	—	699,921	—	—	—	—	743,360
Stock issued for payment of accrued liability	—	—	—	—	266,600	2,667	—	—	—	55,333	—	—	—	—	58,000
Stock Issued for acquisitions	—	—	—	—	4,631,845	46,318	—	—	—	794,891	—	—	—	—	841,209
Cancellation of treasury stock	—	—	—	—	(1,100,000)	(11,000)	—	—	—	(759,000)	—	—	—	—	(770,000)
Purchase price adjustment on acquisition by stock	—	—	—	—	—		(194,175)	(60,000)	—	—	—	—	—	—	(60,000)
Series A Preferred Issued for cash	8,333,333	8,333	—	—	—	—	—	—	—	241,667	—	—	—	—	250,000
Series B Preferred Issued for Subscription Receivable	—	—	4,167,667	4,168	—	—	—	—	—	245,832	—	—	(150,000)	—	100,000
Stock issued for cash	—	—	—	—	400,000	4,000	—	—	—	56,000	—	—	—	—	60,000
Unpaid Subscription	—	—	—	—	—	—	(58,550)	(8,783)	—	—	—	—	—	—	(8,783)
Deferred cost recognized	—	—	—	—	—	—	—	—	—	—	—	—	—	36,988	36,988
Net Loss for period	—	—	—	—	—	—	—	—	—	—	(790,156)	—	—	—	(790,156)
Series A Preferred Dividend	—	—	—	—	—	—	—	—	—	—	(7,300)	—	—	—	(7,300)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(97,618)	—	—	(97,618)
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	0
Balance, December 31, 2004	8,333,333	$8,333	4,167,667	$4,168	46,711,708	$467,117	(252,725	$(68,783)	$—	$39,137,498	$(37,892,002)	$(256,204)	$(150,000)	$(11,988)	1,238,139
															0
Stock issued for employment services	—	—	—	—	750,000	7,500	—	—	—	105,000	—	—	—	(75,000)	37,500
Stock issued for director fees	—	—	—	—	480,000	4,800	—	—	—	139,200	—	—	—	(120,000)	24,000
Stock issued for consulting services	—	—	—	—	975,000	9,750	—	—	—	114,750	—	—	—	—	124,500
Stock issued for financing services	—	—	—	—	5,000,000	50,000	—	—	—	480,000	—	—	—	—	530,000
Stock issued for settlement of debt	—	—	—	—	9,080,285	90,803	1,259,163	88,141		795,848					974,792
Warrants issued in conjunction with debt conversion	—	—	—	—	—	—	—	—	—	74,463	—	—	—	—	74,463
Stock issued for redemption of preference shares	—	—	—	—	2,052,448	20,524	—	—	—	133,668	—	—	—	—	154,192
Stock issued for beneficial owner roundup on reverse split	—	—	—	—	50,010	500	—	—	—	—	—	—	—	—	500
Stock consideration received through sale of Twincentric	—	—	—	—	—	—	—	—	(112,000)	—	—	—	—	—	(112,000)
Stock issued for acquisition	—	—	—	—	1,200,000	12,000	—	—	—	252,000	—	—	—	—	264,000
Stock issued on Cratos acquisition	—	—	—	—	9,021,030	90,210	—	—	—	1,857,577	—	—	—	—	1,947,787
Stock issued to vendor	—	—	—	—	3,921,633	39,217	—	—	—	363,152	—	—	—	—	402,369
Conversion of preferred shares	(8,333,333)	(8,333)	(4,167,667)	(4,168)	—	—	4,166,667	291,667	—	(279,166)	—	—	—	—	0
Deferred cost recognized	—	—	—	—	—	—	—	—	—	—	—	—	—	101,988	101,988
Preferred stock subscription received	—	—	—	—	—	—	—	—	—	—	—	—	150,000	—	150,000
Net loss for period	—	—	—	—	—	—	—	—	—	—	(2,844,103)	—	—	—	(2,844,103)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(36,092)	—	—	—	—	(36,092)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	568,645	—	—	568,645
Balance, December 31, 2005	—	$—	—	$—	79,242,114	$792,422	5,173,105	$311,025	$(112,000)	$43,137,898	$(40,736,105)	$312,441	$—	$(105,000)	3,600,681

See accompanying notes to these Consolidated Financials Statements

TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,844,103)	$(790,156)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	142,186	95,031
Gain on sales of discontinued operations	(463,667)	--
Loss on sale of investment	78,093	--
Gain on settlement of debt	(76,636)	--
Bad debt expense	228,607	2,059
Interest paid with stock	-	85,159
Amortization of intangible assets	594,858	208,670
Amortization of commitment fees	-	96,576
Amortization of consulting contracts and other deferred charges	244,382	351,238
Stock issued for services and compensation	303,688	211,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	69,649	(2,348,578)
Decrease (increase) in prepaid expenses and other current assets	(190,865)	56,030
Decrease in accounts payable	(781,940)	(35,333)
Increase in accrued liabilities	900,866	15,475
Increase in taxes payable	157,630	515,959
Increase in other current liabilities	130,466	19,518
Increase (decrease) in deferred consulting fees	3,708	(51,890)
Decrease in other receivables	22,238	--
Net cash used in operating activities	(1,480,840)	(1,569,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	(86,231)	(281,071)
Proceeds from sale of investment in ePocket, Inc.	250,000	--
Proceeds from Silverbirch’s discontinued operations	102,000	--
Proceeds from sale of investment	270,465
Acquisition of Cratos Technologies Solutions Inc.	(178,249)	--
Acquisition of DisclosurePlus	(125,000)	--
Acquisition Costs	--	(12,648)
Net cash provided by (used in) investing activities	232,985	(293,719)

See accompanying notes to consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,572,718	—
Repayments on line of credit	(1,336,810)	—
Proceeds from debt	—	717,868
Repayment of debt, net	(187,261)
Proceeds from equity line	—	510,000
Payment on notes payable	—	(226,101)
Payment of convertible debentures	—	—
Proceeds from bank overdraft	129,744	194,749
Proceeds from issuance of restricted common shares	—	51,217
Proceeds from issuance of preferred shares	—	350,000
Proceeds from preferred share subscription	150,000	—
Proceeds from related parties	76,296	555,463
Payments to related parties	(65,253)
Payments from capital leases	(32,659)	(9,482)
Net cash provided by financing activities	1,306,775	2,143,714

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	1,150	(227,402)

NET INCREASE IN CASH	60,070	53,351

CASH - BEGINNING OF YEAR	53,351	—

CASH - END OF YEAR	$113,421	$53,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$169,770	$—
Cash paid for income taxes	$—	$—

Equipment purchased under capital leases	$16,703	$28,475
Common stock issued to satisfy common stock to be issued	$—	$380,000
Issuance of shares relating to acquisitions and investment (see note 3 for details of the assets acquired and liabilities assumed for the Company’s acquisitions)	$2,211,787	$841,209
Common stock issued relating to financing services	$530,000	$—
Common stock Issued to vendor	$402,369	$—
Common stock Issued to redeem mandatorily redeemable preferred shares	$154,192	$—
Common stock issued relating to employment services	$112,500	$—
Common stock issued for consulting services and director fees	$268,500	$211,000
Common stock issued for payment of debt and accrued interest thereon	$886,651	$791,360
Common stock issued for payment of amounts due to related parties	$—	$610,324
Common stock issued to acquire other income producing assets	$—	$314,250
Common stock to be issued for payment of debt and accrued interest	$88,141	$—
Treasury stock acquired in sale of Twincentric	$112,000	$—
Stock received as consideration for Silverbirch disposition	$348,558	$—

See accompanying notes to consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
ActiveCore Technologies, Inc. (“ActiveCore” or the “Company”) is a Nevada registered Company with its head office in Toronto, Canada, and operations in Canada and the United States. The Company has organized itself into two distinct divisions to deliver its products and services. The Systems Integration and Migration (SIM) division focuses on large projects in the financial services, insurance, healthcare, education and manufacturing industries. The Corporate Disclosure and Messaging (CDM) division is focused on working with these same and additional customers to provide them with a range of communication and information distribution based products that allow them to leverage existing corporate information and share it with their customers, employees and other stakeholders and facilitates their move towards a Smart Enterprise.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of $2,844,103 and a negative cash flow from operations of $1,480,840 for the year ended December 31, 2005 and has a working capital deficiency of $1,402,388 and an accumulated deficit of $40,736,105 at December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time, management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended December 31, 2005, the Company completed a reverse share split on a 10:1 basis. All numbers contained in this Annual Report on Form 10-KSB have given effect to this reverse share split.

Business Combinations and Acquisitions
The Company accounts for acquisitions of companies in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). The Company allocates the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition. All remaining amounts are allocated to goodwill. The purchase price allocations are considered preliminary until the Company has obtained the necessary information to complete its allocation. While the time required to obtain the necessary information varies with the circumstances of each specific acquisition, the period for finalizing purchase price allocations do not exceed one year from the date of acquisition. Adjustments to the allocation of the purchase price may decrease the amounts allocated to goodwill which may result in higher depreciation or amortization expense in future periods. The value of shares issued in connection with an acquisition is based on the average market price of the Company’s common stock during the five day period consisting of two days before, and after the day the terms of the acquisition were agreed upon and announced.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Reclassifications
Certain reclassifications have been made to previously reported amounts to conform to the current year’s presentation.

Foreign Currency Transactions
Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of such foreign subsidiaries are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains or losses are reported in results of operations.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable, debt, other receivables, prepaids, due to related parties, accrued liabilities, taxes payable and other current laibilities approximate fair value because of their short maturities. The carrying amount of the Company’s lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company’s loans and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Capital Assets
Office equipment, furniture and fixtures are depreciated using the straight-line method over their estimated lives ranging from five to seven years. Computer equipment and software are depreciated using the straight-line method over two to three years. Leasehold improvements are depreciated using a straight-line basis over the lesser of the life or term of the lease. The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. When depreciable assets are retired or sold, the cost and related allowances for depreciation are removed from the accounts and the gain or loss is recognized. All capital assets are recorded at cost less accumulated depreciation.

Capitalized Software Development Costs
The Company capitalizes internal software development costs, as well as other content costs, subsequent to establishing technological feasibility of a title. Capitalized software development costs represent the costs associated with the internal development of the Company’s publishing products. Amortization of such costs as a component of cost of sales is recorded on a product by product basis based on the greater of the proportion of current year sales to total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. The Company continually evaluates the recoverability of capitalized software costs and will charge to cost of sales any amounts that are deemed unrecoverable or for projects that it will abandon. Development costs incurred prior to establishing technological feasibility are expensed in the period incurred. No software development costs were capitalized during either 2004 or 2005.

Impairment of long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with FASB SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company tests long-lived assets or asset groups, such as capital assets and definite lived intangible assets, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. An impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value. No impairment has been recorded by the Company during either 2005 or 2004.

Acquired intangibles
This category consists of acquired technology and contractual relationships associated with various acquisitions, as well as trademarks and patents.

Acquired technology is initially recorded at fair value based on the present value of the estimated net future income-producing capabilities of software products acquired on acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis.

Contractual relationships represent relationships that the Company has with certain customers on contractual or legal rights and are considered separable. These contractual relationships were acquired by the Company through business combinations and were initially recorded at their fair value based on the present value of expected future cash flows. Contractual relationships are amortized on a straight-line basis over their useful lives.

The Company continually evaluates the remaining useful life of its intangible assets being amortized to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Goodwill
FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or earlier if events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

In accordance with SFAS 142, the Company does not amortize goodwill. The Company performed, in accordance with SFAS 142, its annual impairment analysis of goodwill as of October 31, 2005.

Investments
Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Research and Development Costs
Research and development costs internally incurred in creating computer software to be sold, licensed or otherwise marketed, are expensed as incurred unless they meet the criteria for deferral and amortization, described in FASB SFAS No. 86 “Accounting for the Costs of Corporate Software to be Sold, Released, or Otherwise Marketed” (“SFAS 86”). In accordance with SFAS 86, costs related to research, design and development of products are charged to expenses as incurred and capitalized between the dates that the product is considered to be technologically feasible and is considered to be ready for general release to customers.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

In the Company’s historical experience, the dates relating to the achievement of technological feasibility and general release of the product have substantially coincided. In addition, no significant costs are incurred subsequent to the establishment of technological feasibility. As a result the Company does not capitalize any research and development costs relating to internally developed software to be sold, licensed or otherwise marketed.

Income Taxes
Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce deferred tax assets to the extent that management considers it is more likely than not that a deferred tax asset will not be realized. In determining the valuation allowance, management considers factors such as the reversal of deferred income tax liabilities, projected taxable income, and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

In addition, the Company is subject to examinations by taxation authorities of the jurisdictions in which the Company operates in the normal course of operations. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Stock-Based Compensation
The Company accounts for stock based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of No. 123, “Accounting for Stock-Based Compensation”. The Company has no stock options issued to employees.

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The Company recognizes revenue for software sales in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition", as amended by SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition with respect to Certain Transactions." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 deals with the determination of vendor specific objective evidence (“VSOE”) of fair value in multiple element arrangements, such as maintenance agreements sold in conjunction with software packages. For the 2005 and 2004 the Company does not have any multi-element arrangements that would require it to establish VSOE for each element, nor does the Company have any sales activity that requires the contract method of accounting. The Company's software transactions generally include only one element, the commercial software under license. The Company recognizes revenue when the price is fixed and determinable; there is persuasive evidence of an arrangement, the fulfillment of its obligations under any such arrangement and determination that collection is probable. Accordingly, revenue is recognized when the license or title and all risks of loss are transferred to the customer, which is generally upon receipt by customer.

Service revenues consist of revenues from consulting and implementation, and integration services. These services are set forth in the contractual arrangements such that the total price of the customer arrangement is expected to vary as a result of the inclusion or exclusion of these services. These consulting and implementation services contracts are both time and materials based as well as fixed fee based. For fixed fee consulting engagements, the percentage of completion method is applied to these contracts that involve the provision of services relating to the design or building of complex systems. Under this method, the percentage of completion is calculated based on actual hours incurred compared to the estimated total hours for the services under the arrangement.

The Company's payment arrangements with its customers provide primarily multi-month terms unless the purchase price is relatively low. As a result of the multi-month terms an imputed interest cost accounting for the net present value of the terms was deducted in determining the amount of revenue and receivable recognized.

The Company recognizes revenue in the period in which the service is performed and collection is reasonably assured.

Rebate Accrual
The Company has a significant customer associated with its SIM division for which it operates a rebate program. This program allows this customer to earn rebates which can be redeemed towards consulting engagements in the subsequent year. The customer earns these rebates based on remitting payment for current projects within a specified time period. The Company has recorded an accrual, based on its best estimate of this future liability, which has been included on its Consolidated Balance Sheet as an accrued liability. In determining the appropriate amount of this accrual at reporting dates, the Company considers numerous factors, including this customer’s history at both earning these rebates and redeeming them within the required period before they expire.

Recent Accounting Pronouncements
In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares - Based Payment, (“SFAS No. 123 R”), which amends, “Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (R) requires compensation expense to be recognized for all share based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005, for non small business issuers, and after December 15, 2005 for small business issuers. The statement allows companies to adopt its provision using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption. The Company has determined that the impact that the new standard is expected to have on its consolidated financial statements will not be material.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company has evaluated SAB 107 and has determined that incorporating it as part of its adoption of SFAS 123R will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its consolidated results of operations and financial condition.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 DISCONTINUED OPERATIONS

During 2004 and 2005, the Company disposed of two components of its business which constituted discontinued operations – SilverBirch Studios and Twincentric Limited. The loss on the Company’s consolidated statements of operations for the years ended December 31, 2005 and 2004 is summarized as follows:

	2005	2004
SilverBirch Studios
Gain on disposal	$450,558	$-
Loss from discontinued operations	-	(132,419)
	450,558	(132,419)
Twincentric Limited
Gain on disposal	13,109	-
Loss from discontinued operations	(475,575)	(8,878)
	(462,466)	(8,878)

Loss from discontinued operations – net	$(11,908)	$(141,297)

SilverBirch Studios
Effective February 29, 2004, the Company entered into an agreement to sell certain assets and liabilities of the Company’s cellular phone game and ring tone development group, SilverBirch Studios, and the web portals Recessgames.com, Bladeofzorro.com and Silverbirchstudios.com (collectively, the “Games Division”) to SilverBirch Studios Inc. SilverBirch Studios Inc. is majority owned by a former employee and officer of the Company.

The purchase price initially consisted of a promissory note for $830,300 (CAD $1,000,000), a 4-year royalty agreement based on 2% of SilverBirch’s gross revenues, a 5% equity interest in SilverBirch, and a non-exclusive grant of the right to use certain of the SilverBirch technology on preferential terms.

Due to the fact that the recoverability of the aforementioned note was dependent upon the future successful operations of the division sold, management had previously determined that the recognition of the sales proceeds was not appropriate. Accordingly, the value of the note which amounted to $830,300 (CAD $1,000,000) was not included in the consolidated results for the year ended December 31, 2004.

During the year ended December 31, 2005, SilverBirch Studios Inc. announced its intention to enter into a reverse take-over transaction (the “RTO”) which would result in it becoming a publicly traded company on the TSX Venture Exchange (“TSXV”). On June 30, 2005, the Company restructured the above consideration with SilverBirch Studios Inc. such that the original purchase consideration as described above was waived in consideration for the following:

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(a)  Silverbirch Studios Inc. to pay the Company CAD $125,000 (US $102,000) upon completion of the RTO.

(b)  The Company is granted 1,750,000 common shares in the new public company that SilverBirch Studios Inc. reverses into.

(c)  The Company receive 1,000,000 warrants priced at CAD $0.36 with an expiration date of April 30, 2006 upon completion of the RTO.

The value of the above consideration was $450,558 and has been recorded in the Company’s consolidated statement of operations during the year ended December 31, 2005 as a gain on discontinued operations. The shares were valued using the most recent share price prior to the completion of the RTO, and the warrants were assigned a fair value of nil. Prior to the end of 2005, the Company disposed of the share consideration, and realized a loss of $78,093 relating to this disposition.

Additionally, the Company’s loss from discontinued operations with respect to SilverBirch during the year ended December 31, 2004 was comprised entirely of salaries and wages. The Company had no operations with respect to SilverBirch during 2005.

Twincentric, Limited
On August 13, 2005, the Company entered into an agreement to sell its wholly owned U.K. subsidiary, Twincentric Limited (“Twincentric”) to an individual who was previously a shareholder of Twincentric prior its acquisition by ActiveCore, and who had continued to operate the Twincentric business since that time. Consideration received by the Company was 1,400,000 of its common shares. These common shares represented the same shares originally issued by the Company to the purchaser in the transaction which resulted in the Company originally acquiring Twincentric. Twincentric had been part of the Company’s SIM operating segment. For the purpose of calculating the gain (loss) realized on this transaction, the common shares received by the Company were valued at the closing share price on the date this transaction was consummated. The Company recognized a gain of $13,109 on this transaction, calculated as follows:

Consideration received	$112,000
Less:
Net book value of Twincentric at the date of disposition	(43,390)
Direct transaction costs	(55,501)
Gain on disposition of subsidiary	$13,109

Additionally, the Company incurred the following losses from discontinued operations for the years ended December 31, 2005 and 2004:

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue	$527,398	$324,731
Salaries and wages	(552,531)	(136,294)
General and administrative	(410,097)	(155,557)
Amortization	(30,543)	(32,502)
Interest expense	(9,802)	(9,256)
Loss from discontinued operations	$(475,575)	$(8,878)

As of December 31, 2004, the Company had the following assets and liabilities on its consolidated balance sheet with respect to Twincentric:

Cash	$385
Accounts Receivable	317,786
Total current assets	318,171

Capital assets	6,178
Intangible assets – customer contracts	927,247
Total other assets	933,425

Total assets	1,251,596

Bank indebtedness	177,183
Accounts payable	252,735
Accrued liabilities	228,309
Due to related partied	18,620
Total current liabilities	676,847

Net assets of discontinued operation	$574,749

NOTE 3 ACQUISITIONS

Cratos Technology Solutions, Inc.
In May, 2005, the Company completed the acquisition of Cratos Technology Solutions Inc., an Ontario corporation ("Cratos"), pursuant to a Share Purchase Agreement. Under the terms of the Share Purchase Agreement, the Registrant acquired from Andrew Wickett ("Wickett") and Debbie Gracie-Smith ("Gracie-Smith") all of the stock of Cratos in exchange for total consideration of approximately $2.1 million, comprised of cash, a promissory note due August 2005, and common stock of the Company. Cratos is a solutions-oriented organization specializing in international banking and financial transaction processing. The majority of Cratos' customers specialize in major credit card products and Loyalty-based products. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and began consolidating the results of Cratos from the acquisition date forward.

Under the terms of the Share Purchase Agreement, the Company issued 9,021,030 shares (the "Purchaser Shares") of its common stock and paid cash in the amount of $79,560, and issued promissory notes in the amount of $79,560. The Company valued the common stock issued in accordance with this transaction based on a simple average of the closing share price of the Company for two days prior and subsequent to this transaction being announced. On this basis, the common stock issued in connection with this transaction was valued at $1,947,787. The share consideration was exchanged on May 6, 2005.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The purchase price is subject to an adjustment mechanism which will require (i) the Company to issue up to an additional 800,000 shares to the former shareholders of Cratos in the event Cratos exceeds certain specified profitability targets for the eight successive quarters following the close of this transaction. The Company will account for any additional consideration earned in the period in which such additional consideration is determined, and will be accounted for as additional goodwill.

The Company also issued 3,921,633 shares of its common stock to a supplier in consideration for discharging a pre-acquisition liability to that supplier as well as (i) the supplier entering into renewed agreements with Cratos, and (ii) the supplier terminating any existing security agreements between such party and Cratos as well as discharge any registered security and agree to subordinate any future security to that of any senior lender of the Company. These shares were valued using their fair market value as of the date they were delivered, and no gain or loss was recorded on this transaction.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on a assessment undertaken by management.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the Cratos acquisition:

Current assets	$1,285,606
Long term assets	125,392
Customer assets	1,023,380
Goodwill	2,970,619
Total assets acquired	5,404,997
Total liabilities assumed	(3,298,090)
Net assets acquired	$2,106,907

The customer assets of $1,023,380 have been assigned a life of five years. The useful lives assigned represent management’s estimates and changes may occur from these estimates and these changes may be material. The Company also recorded a deferred tax liability of approximately $368,000 in respect of the temporary difference associated with this intangible asset.

The portion of the purchase price allocated to goodwill was assigned to the Company’s Systems Integration and modernization reporting segment. Goodwill recorded in this transaction in not deductible for tax purposes.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

DisclosurePlus Inc.
On February 25, 2005, the Company acquired all the outstanding common stock of DisclosurePlus Inc. (“DP”) a privately held Canadian corporation which provides publicly traded corporations with the foundation and tools to enhance the scope of corporate disclosure on-line with a standardized regulatory compliant web-based solution. Consideration for this acquisition represented 1,200,000 shares of the Company’s restricted common stock valued at $264,000 in addition to $125,000 payable in cash. The Company also acquired intellectual property relating to the DP business in a concurrent transaction. The consideration above represents the total consideration for this entire acquisition. The value allocated to the common share consideration and was based on the weighted average share price of the Company’s common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, DP’s operating results have been included in the Company’s consolidated statement of operations from February 25, 2005. The Company assumed net tangible liabilities of $29,000, though the transaction provided the Company with intellectual property, customers, and a set of employees who had operated this business prior to the acquisition. Goodwill recorded in connection with this business combination is not deductible for tax purposes.

The purchase price allocation set forth below represents management’s best estimate of the allocation of the purchase price and the fair value of net assets acquired. The valuation of the acquired intangible assets and the assessment of their expected useful lives are based on an assessment undertaken by management.

The Company has accounted for the purchased goodwill in accordance with the provisions of SFAS 142. The entire balance of goodwill recorded on this transaction has been allocated to the Company’s Corporate Disclosure and Messaging segment.

The Company’s purchase price allocation recorded for the acquisition of DP is as follows:

Technology assets	$250,000
Goodwill	168,000
Total assets acquired	418,000
Liabilities assumed	(29,000)
Net assets acquired	$389,000

Twincentric Limited

On June 21, 2004, the Company acquired all the outstanding common stock of Twincentric Limited, a UK Corporation (“Twincentric”), for 1,556,025 shares of the Company’s restricted common stock valued at $379,247. The acquisition price also included $50,000 of acquisition expense. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS 141. The excess of the consideration given over the fair value of net tangible assets acquired of $429,247 has been allocated exclusively to customer contracts. The amount of the consideration paid for the shares of Twincentric was determined based on an arm’s-length negotiation with the shareholders of Twincentric and on the weighted average share price of the Company’s common shares for the two trading days before, the day of, and the two days after the Company entered into the agreement. Under the agreement, the vendor had been entitled to an additional allocation of shares based on a percentage of the amount of revenues generated by Twincentric over and above its pre-acquisition sales levels. Such additional additional shares were never earned based on Twincentric’s revenue levels post-acquisition.

Twincentric is a data integration and migration software and services company operating primarily in the AS 400 and Bull Computer markets. The acquisition was made to round out the products and services that the Company could offer within the enterprise software and services market and to provide critical mass to the company’s European marketing efforts.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The purchase price allocation recorded for the acquisition of Twincentric Limited was as follows:

Accounts receivable	$21,845
Other receivables and prepayments	30,710
Property and equipment	26,464
Customer contract	974,194
Total assets	1,053,213

Bank debt	207,686
Accounts payable	57,827
Taxes payable	127,805
Other payables	230,648
Total liabilities assumed	623,966

Excess of assets acquired over liabilities assumed	429,247

Purchase price	379,247
Acquisition – related fees and expenses	50,000
Goodwill	$—

The Company disposed of Twincentric during 2005 and has determined that this disposition represents a discontinued operation. See Note 2 to these consolidated financial statements.

CComm Network Corporation
On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation (“C Comm”), a privately held Canadian Corporation, for 3,075,820 shares of the Company’s restricted common stock valued at $461,962. The value allocated to the common share consideration and was based on the weighted average share price of the Company’s common shares for the two trading days before, the day of, and the two days after the day the Company entered into the terms of the acquisition agreement. The total purchase price of $491,962 also includes $30,000 of other acquisition costs. The Company accounted for this acquisition using the purchase method of accounting in accordance with the provisions of SFAS No. 141, and accordingly, C Comm’s operating results have been included in the Company’s consolidated statement of operations from the acquisition date through to December 31, 2004. The Company acquired net tangible liabilities of $9,823. The excess of the consideration given over the fair value of the net assets acquired ($501,785) has been recorded as goodwill and is not deductible for tax purposes. The Company will account for the purchased goodwill in accordance with the provisions of SFAS 142. The amount of the consideration paid for the shares of C Comm was determined based on a multiple of revenues earned by C Comm for the two years ended September 30, 2002 and September 30, 2003, plus revenues earned for the six months ended March 31, 2004. Under the agreement, the former shareholders of C Comm were entitled to an additional allotment of shares based on revenue growth generated by C Comm for the one year following the acquisition. No amounts were earned pursuant to this achievement bonus.

C Comm is a corporate message broadcasting service which employs communication media such as facsimile, voice, and e-mail to deliver messages to various organizations’ customers. This capability is critical to the Company’s ongoing vision of providing a fully functional smart enterprise suite of products and services. The Company has commenced marketing C Comm’s services under the product name “ActiveCast”.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The purchase price allocation recorded for the acquisition of C Comm is as follows:

Accounts receivable	$17,260
Capital assets	6,056
Total assets	23,316

Bank debt	12,829
Accrued liabilities	16,751
Taxes payable	11,869
Total liabilities assumed	41,449

Excess of liabilities assumed over assets acquired	18,133

Purchase price	461,962
Acquisition fees and expenses	30,000
Goodwill	$510,095

Pro forma results

The following pro forma results of operations reflect the combined results of Activecore, Cratos, and C Comm Network, for the years ended December 31, 2005 and 2004 as if the business combination occurred at the beginning of Activecore’s year. Pro forma financial information giving effect to the acquisition of DP has not been provided on the basis that its results of operations for the years ended December 31, 2005 and 2004 would not be material to the Company.

	2005	2004
Revenue	$9,166,461	$8,217,900
Net loss	$(2,823,812)	$(970,384)
Net loss per share, basic and diluted	$(0.04)	$(0.02)
Shares used in basic and diluted loss per share calculation	63,016,741	51,179,183

These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The actual results for the year ended December 31, 2005 include the results for Cratos beginning May 1, 2005.

NOTE 4 ACCOUNTS RECEIVABLE

The components of accounts receivable, net, as of December 31, 2005 and 2004 consist of:

	2005	2004

Trade receivables	$3,802,531	$2,490,549
Imputed interest discount	—	(100,000)
Allowance for doubtful accounts	(101,503)	—

Accounts receivable, net	$3,701,028	$2,390,549

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Trade receivables consist primarily of vendor receivables for enterprise software and information technology services sold. An imputed interest discount of $100,000 was included in the value of accounts receivable as of December 31, 2004 relating to certain financed receivables.

During 2005 and 2004, the Company recorded bad debt expense of $228,607 and $2,059, respectively.

NOTE 5 CAPITAL ASSETS

As of December 31, 2005 and 2004, capital assets consists of:

	2005	2004

Computer equipment	$637,166	$470,812
Office equipment and furniture	116,392	87,371
Computer software	55,275	33,378
Leasehold improvements	44,799	41,185
	853,632	632,746
Less accumulated depreciation and amortization	(517,376)	(326,464)

Capital assets, net	$336,256	$306,282

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 amounted to $142,186 and $95,031, respectively.

Assets held under capital lease in the amount of $84,236 (2004 - $64,584) with accumulated depreciation in the amount of $44,250 (2004 - $22,802) are included in computer equipment.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangibles assets consist of the following as of December 31, 2005 and 2004:

	2005	2004
Other intangible assets subject to amortization:
Customer contracts	$1,023,380	$-
Customer lists	275,000	275,000
Capitalized software	115,701	115,701
Technology	250,000	-
Licenses	51,242	51,242
	1,715,323	441,943
Less: Accumulated amortization
Customer contracts	(200,943)	-
Customer lists	(206,250)	(114,583)
Capitalized software	(86,778)	(48,210)
Technology	(38,261)	-
Licenses	(51,242)	(32,259)
Other intangible assets subject to amortization, net	1,131,849	246,891
Goodwill	4,037,883	622,003

Goodwill and other intangible assets, net	$5,169,732	$868,894

The changes in goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Balance, beginning of year	$622,003	$100,000
Acquisitions	3,138,619	510,095
Effect of foreign exchange rate fluctuation	214,046	71,908
Purchase price allocation adjustments from prior acquisitions	63,215	(60,000)
Balance, end of year	$4,037,883	$622,003

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The activity in identifiable intangible assets for the year ended December 31, 2005 is as follows:

Balance, December 31, 2004	$246,891
Plus: Customer assets recorded for Cratos acquisition	1,023,380
Plus: Technology assets recorded for DP acquisition	250,000
Less: Amortization for the year	(447,858)
Effect of foreign exchange rate fluctuation	59,436
Balance, December 31, 2005	$1,131,849

Estimated future amortization of other intangible assets based on balances existing at December 31, 2005 is as follows:

Amount

2006	$336,366
2007	238,691
2008	238,691
2009	238,691
2010	79,410
Total	$1,131,849

NOTE 7 INVESTMENT

On June 26, 2003, the Company purchased 300,000 common shares, equal to approximately 5% of the then issued share capital of ePocket, Inc. for 1,000,000 shares of the Company’s common stock. The shares were valued at $0.25 per share or an aggregate of $250,000, representing the market value at the date of issuance. During the year ended December 31, 2005, ePocket Inc. was acquired by Global Sterling Payment Services (“GSPS”), a company controlled by a director of the Company. As consideration for this sale, the Company received its initial investment amount of $250,000, as well as a 0.4% equity interest in GSPS which represented the same pro rate consideration as all other ePocket shareholders.

Also during 2005, the Company received an additional 4.2% equity interest in GSPS in exchange for services rendered by management of the Company to GSPS. As ePocket is a private company with no readily determinable market value, the Company has valued its combined 4.6% interest in GSPS at nil in the accompanying consolidated balance sheet at December 31, 2005.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Aditionally, the Company has determined that it can exercise significant influence over ePocket. This determination was made based on review of several factors, including the fact that 2 members of the Company’s senior management represent 50% of the ePocket board of directors. As such, the Company is required to account for this investment under the equity method which entails recording, in its consolidated statement of operations, its pro rata share of ePocket’s net income for each reporting period. As ePocket recorded a net loss in the year ended December 31, 2005, no amount has been recorded for the current period. However, at such time that ePocket generates cumulative net income from July 1, 2005, the Company will begin to record its pro rata share of ePocket’s net income.

NOTE 8 DEBT

Debt consists of the following:

	2005	2004
Note payable to IBEW Local Union 105, five year term, no principal payments until August 2004, bearing interest at 12% (1)	$—	$500,000
Note payable to SCI Healthcare Group, unsecured (2)	46,948	130,915
Short term loans (3)	21,272	543,901
Bank term loan, seven year term with monthly equal principal payments, bearing interest at the Canadian prime plus 3% (4)	152,805	173,967
Bank term loan, three year term with monthly equal principal payments, bearing interest at the Canadian prime plus 1% (5)	175,438	—
	396,463	1,348,783
Less current portion	164,524	857,161
Long term portion	$231,939	$491,622

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(1)
On July 31, 2003, the Company's wholly owned Canadian subsidiary ActiveCore Technologies Limited, received a $500,000 term loan from the International Brotherhood of Electrical Workers union in Hamilton, Ontario, Canada. Under the terms of the agreement, the first year accrued interest at the rate of 12% and the principal was repayable over a five-year term with no principal nor interest payments required during the first 12 months, principal payments were to be amortized over the remaining 48 months of the loan. The loan was convertible into common stock of the Company at the rate of 4.5 shares for every one dollar of the loan balance, excluding interest, remaining at the time of conversion. As additional consideration for the loan, the Company issued warrants to the lender for the purchase of 50,000 shares of common stock at a purchase price of $0.312 per share which expired on July 31, 2004. The fair value assigned to the warrants amounted to $0. The Company estimated the fair value of the warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for this grant; no dividend yield for all years; expected volatility of 9.3%; risk-free interest rate of 1.12%, and an expected life of 1 year. The loan was collateralized by substantially all of the assets of the subsidiary of the Company. During the year ended December 31, 2004 the Company and the union agreed to exchange the outstanding loan into mandatorily redeemable convertible preferred shares (series C) in exchange for the note payable and the release of its security over ActiveCore Technologies Limited. The series C shares were issued during 2005 (see note 11).

(2)
The promissory note relating to the acquisition of SCI Healthcare Group bears interest at 10%. SCI Healthcare is acting as a billing and collection agent for the Company with respect to a specific customer in the healthcare industry. Amounts collected by SCI Healthcare are not remitted back to the Company but rather serve to reduce this promissory note. Following the repayment of this promissory note, amounts received from this specific customer will be remitted to the Company.

(3)
During 2004 and 2005, various related parties loaned the Company, on a short term basis, funds to assist with working capital. Certain of these loans were converted into equity during 2005. The balances outstanding at December 31, 2005 are due on demand and bear no interest.

(4)
On August 17, 2004 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank’s prime rate plus 3%, which as of December 31, 2005 was 7.4%.

(5)
During 2005 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $250,000. Under the terms of the agreement, the loan is repayable over a three year term with principal and interest payments due monthly. Interest on the borrowings is at prime plus 1% which as of December 31, 2005 was 5.4%.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Future maturities of the Company’s debt as of December 31, 2005 are as follows:

2006	$164,524
2007	98,046
2008	57,492
2009	24,779
2010	24,779
Thereafter	26,843
$396,463

NOTE 9 DUE TO RELATED PARTIES

The Company’s officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due them were $11,863 and $113,744 as of December 31, 2005 and 2004, respectively, and are classified as current liabilities in the accompanying consolidated balance sheets.

NOTE 10 TAXES PAYABLE

The Company operates in two tax jurisdictions. Its income is therefore subject to different rates of tax and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The loss from continuing operations before income taxes consisted of the following:

	2005	2004
Domestic income (loss)	$(611,567)	$1,130,345
Foreign loss	(2,248,228)	(1,779,204)
Loss before income taxes	$(2,859,795)	$(648,859)

A reconciliation of the combined U.S. federal income tax rate with the Company’s effective income tax rate is as follows:

	2005	2004
Expected statutory rate	35%	35%
Expected tax benefit from continuing operations	$(1,000,928)	$(227,101)
Effect of permanent differences	7,830	5,830
Effect of foreign tax rate differences	(6,726)	(12,434)
Change in valuation allowance	999,825	233,705
Other items	(27,600)	—
	$(27,600)	$—

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2005	2004
Domestic
Current income taxes	$—	$—
Deferred income taxes	(27,600)	—
	(27,600)	—
Foreign
Current income taxes	$—	$—
Deferred income taxes	—	—
	—	—
Income tax benefit from continuing operations	$(27,600)	$—

The Company has approximately $14.6 million of domestic non-capital loss carryforwards which expire between 2018 and 2025. The Company also has approximately $5.7 million of foreign non-capital loss carry-forwards which expire between 2007 and 2013.

The primary temporary differences which gave rise to net deferred tax assets at December 31, 2005 and 2004 are:

	2005	2004
Deferred tax assets
Non-capital loss carry-forwards	$7,282,255	$7,104,994
Depreciation and amortization	54,820	22,954
Total deferred tax asset	7,337,075	7,127,948
Valuation allowance	(7,337,075)	(7,127,948)
	—	—
Deferred tax liabilities
Acquired intangibles	340,736	—

Net deferred tax liability	$340,736	$—

The Company believes that sufficient uncertainty exists regarding the realization of all of its deferred tax assets such that a full valuation allowance is required.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 REDEEMABLE PREFERRED SHARES

The Company has outstanding series C preferred shares which are mandatorily redeemable over 16 quarters. The initial value of these shares was $500,000, and the quarterly redemption values are $31,250 (see note 14). These preferred shares have been recorded as debt on the Company’s consolidated balance sheet on the basis that these shares are manditorily redeemable by the Company. As of December 31, 2005, $125,000 of these Series C preferred shares had been redeemed.

NOTE 12 LINE OF CREDIT

In conjunction with the close of the Cratos acquisition, in May 2005 the Company secured a line of credit with a one year term with annual renewals with a Canadian chartered bank. This line of credit allows for maximum borrowings under it of $1.5 million CAD and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company’s subsidiary which entered into this facility, as well as personal guarantees by two of the Company’s senior executives. See note 14 to these consolidated financial statements for details regarding the compensation earned by these two executives in respect of their guarantees. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. As of December 31, 2005, no amounts were available under the Company’s line of credit. As of December 31, 2005, the interest rate on this facility was 6%.

 Included in the line of credit are several overdraft facilities maintained by certain subsidiaries of the Company.

NOTE 13 COMMITMENTS AND CONTINGENCIES

TPG Corporation

On March 17, 2000, the Company entered into a consulting agreement with TPG Capital Corporation regarding an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, (“reset date”), 350,000 common shares issued by the Company under the agreement would be increased or decreased based upon the average closing bid for the Company’s stock 30 days prior to the reset date, so the value of the 350,000 shares will equal $500,000.

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which must be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at December 31, 2005.

Orchestral Corporation

On June 13, 2002, the Company canceled its “Power Audit” software distribution agreement with Orchestral (the “licensor”). In November 2002, the licensor commenced a proceeding in Ontario, Canada against the Company which was discontinued while the parties discussed a settlement. That proceeding alleged that the Company had infringed upon the copyright that the licensor maintained, and further that the Company had breached the distribution contract claiming damages of CAD $4,000,000. The licensor also claimed punitive and exemplary damages in the amount of CAD $1,000,000. When a settlement was not concluded, Orchestral commenced a second, identical action in August, 2003. The Company retained legal counsel to defend itself on the basis that there is no merit to the case and even if there was merit, the time frame in which to bring an action under the distribution agreement has expired. The Company has not yet determined if it will counter-sue for return of all proceeds paid to Orchestral during the period of time between 1999 and 2001.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Compulsory mediation has occurred in the second lawsuit. The next step would normally be “examination for discovery” then on to a trial. Instead of proceeding with the prosecution of its second lawsuit, Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleges was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. The Company appealed this decision and in January 2006 the initial judgement was upheld. A liability of $226,824 has been recorded in the Company’s financial statements for the settlement claim.

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the Toronto Stock Exchange venture board under the symbol “IFL”. During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO, and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from Infolink and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action against Infolink, Infolink Technology commenced a proceeding in the same Ontario court against the Company alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. The Company has not yet had to file a defence to any of Infolink’s claims against the Company. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

Obligations
The Company has lease agreements for two facilities in Canada. Rent expense for the continued use of the facilities totaled $269,023 and $127,901 in 2005 and 2004 respectively. The lease agreements expire between 2006 and 2011.

The Company’s minimum lease payments for these facility leases along with its other capital leases are:

2006	$405,265
2007	387,055
2008	401,100
2009	333,958
2010	260,810
Thereafter	195,610
Total	$1,983,798

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14 COMMON AND PREFERRED SHARES

Common Shares

2005

On February 9, 2005, the Company issued 400,000 restricted shares of common stock to two directors as Director’s fee. The fair value of these shares, based on the market value on the date they were issued was $120,000. The Company issued 80,000 shares of restricted common stock to two outside parties to pay for director services rendered to the Company. The Company has recorded, in its Consolidated Statement of Operations, an expense of $24,000 representing the fair market value of these shares on of the date they were issued.

During the year ended December 31, 2005, the Company issued 3,921,633 common shares to a vendor of one of the Company’s wholly-owned subsidiaries in order to settle a debt for services rendered prior to that subsidiary being acquired by the Company. The fair value of these common shares, based on the market value on the date they were issued was $402,369.

During the year ended December 31, 2005, the Company issued 50,010 restricted shares of common stock for beneficial owner round up as a result of the reverse stock split on March 1, 2005 (see note 1).

On September 23, 2005, the Company issued 3,334,980 shares of common stock to a member of senior management. Of this amount, 1,084,980 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company’s board of directors, was $108,098, $220,000, and $37,500 respectively. Of the $220,000 relating to the personal guarantee, $55,000 was expensed during 2005. Of the remaining $165,000, $110,000 is included in deferred consulting and financing expense and the remaining $55,000 is included in deferred financing expense.

On September 23, 2005, the Company issued 4,750,000 shares of common stock to another member of senior management. Of this amount, 2,500,000 common shares related to amounts advanced by this individual to the Company, 2,000,000 common shares relate to services provided by that individual to personally guarantee certain indebtedness of the Company over the next two years and 250,000 common shares related to employment services. The fair value of these common shares, based on the market value on the date they were approved by the Company’s board of directors, was $250,000, $220,000, and $37,500 respectively. Of the $220,000 relating to the personal guarantee, $55,000 was expensed during 2005. Of the remaining $165,000, $110,000 is included in deferred consulting and financing expense and the remaining $55,000 is included in deferred financing expense.

On September 23, 2005, the Company issued 1,000,000 common shares to an unrelated party in exchange for provided financial consulting services over the next year to assist the Company in obtaining further financing. The fair value of these common shares, based on their market value on the date this agreement was entered into, was $90,000. Of this amount, $22,500 was expensed during 2005 and the remaining $67,500 is included in deferred consulting and financing expense.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On September 23, 2005, the Company issued 850,500 common shares to two unrelated parties as settlement for previously provided professional services. The fair value of these common shares, based on the market value on the date they were approved by the Company’s board of directors, was $85,050.

On September 23, 2005, the Company issued 975,000 common shares to two unrelated parties in exchange for services to be provided. The fair value of these common shares, based on their market value on the date this agreement was entered into, was $124,500. Of this amount, $59,250 was expensed during 2005 and the remaining $65,250 is included in deferred consulting and financing expense.

On September 23, 2005, the Company issued 3,787,619 common shares to various unrelated parties who agreed to convert various loans and advances made to the Company. The fair value of these common shares, based on the market value on the date they were approved by the Company’s board of directors, was $378,762.

On September 23, 2005, the Company issued 250,000 common shares to one member of its senior management team in consideration for employment services rendered. The fair value of these common shares, based on the market value on the date they were approved by the Company’s board of directors, was $37,500.

On September 23, 2005, the Company issued 1,720,026 common shares to the holder of its Series C preferred shares. Of this amount, 257,370 common shares related to interest and penalties relating to late payment and 1,462,656 relate to the mandatory redemption of those Series C shares for common shares.

On September 23, 2005, the Company issued 285,186 common shares in the amount of $39,926 to the holder of its Series A and B Preferred Shares in respect of dividends due to that holder under the terms of those preference shares.

On December 6, 2005, the Company issued 272,000 common shares having a fair value of $27,200 to a related party in consideration for having converted indebtedness owed to that party by the Company.

On December 6, 2005, the Company issued 332,422 common shares having a fair value of $45,250 to the holder of its Series C preferred shares. Of this amount, 43,359 common shares related to interest and penalties relating to late payment and 289,063 relate to the mandatory redemption of those Series C shares for common shares.

On December 9, 2005, the Company issued 300,000 common shares having a fair value of $27,000 to an unrelated party in consideration for having provided the Company with a short-term loan.

All amounts issued during year ended December 31, 2005 were valued based on the closing market price of the Company’s common stock on the date which the Company committed itself to the respective transaction.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

2004

During the twelve months ended December 31, 2004, the Company issued 3,513,303 shares of common stock to Cornell Capital Partners in exchange for $584,180 under the Equity Line of Credit Agreement. Of the amount, $226,911 was applied against the original 2002 $1,000,000 promissory note payable and $398,989 was used to repay three separate notes that were issued in January of 2004 to Cornell Capital Partners. Also, $47,268 was applied against interest due on the original $1,000,000 promissory note payable. The values assigned to the common stock ranged from $0.12 to $0.29 per share, representing the closing market value on the dates of issue.

Pursuant to an agreement reached between a long-term debt holder and the Company, the board of directors approved the issuance of 355,952 restricted shares of common stock aggregating $88,988 for the settlement of the principal and accrued interest through February 23, 2004. The shares were valued at $0.25 per share based on the closing market price of the common stock on the settlement date.

During the twelve months ended December 31, 2004, the Company issued 1,130,000 restricted shares to various employees as performance related bonuses or signing inducements. The values assigned to the common stock ranged from $0.12 to $0.28 per share or an aggregate of $211,000, representing the closing market value of the Company’s common stock on the dates of issue.

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

On January 26, 2004, the Company entered into a 12 month consulting contract with 1582579 Ontario Limited, an unrelated party, to assist in locating and negotiating several prospective merger candidates primarily to enable the creation of an outbound messaging and communications service to work with the Company’s ActiveLink product as a data service bureau and enterprise portal interface. On February 20, 2004 the Company issued 500,000 restricted shares to 1582579 Ontario Limited. These shares were valued at $0.24 per share, or an aggregate of $120,000 representing the market value on the date of the grant.

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

On May 6, 2004, the Company acquired all the outstanding common stock of C Comm Network Corporation for consideration of 3,075,820 shares of the Company’s restricted common stock valued at $461,962.

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On July 12, 2004, the board of directors authorized the sale of 400,000 restricted common shares of stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of $0.18 which expired on November 30, 2005.

On July 12, 2004, the board of directors authorized the issuance of 1,600,000 restricted shares in relation to a one way call agreement (“option”) to acquire 8,000,000 shares of Infolink Technologies Ltd. On July 31, 2004, the Company signed an irrevocable one way call agreement which has not yet been exercised with a consultant to acquire 8,000,000 shares of Infolink. The 1,600,000 restricted common shares have been issued at a price of $0.15 for a value of $240,000 but held in safekeeping pending the potential completion of the call agreement. As the shares are held in safekeeping the share subscription and the value of the offsetting Infolink shares has not been shown on the balance sheet nor has the 1,600,000 shares been shown as outstanding in the Company’s outstanding shares as included herein.

On July 12, 2004, the board of directors authorized the issuance of 15,000 restricted common shares valued at $2,250 in consideration of a consulting contract for investment relations to an unrelated party.

Also on September 8, 2004, the board of directors authorized the issuance of 100,000 restricted common shares of stock valued at $12,000 to an employee which shares were earned during 2005.

On September 8, 2004, the board of directors authorized the issuance of 1,200,000 restricted common shares of stock valued at $180,000 to an unrelated party to perform consulting services including identifying and sourcing acquisition candidates. These shares were earned during 2005.

On September 30, 2004, the Board of Directors authorized the issuance of 474,612 restricted common shares to the International Brotherhood of Electrical workers in payment of accrued interest of $70,192 to September 30, 2004 on the $500,000 term debt previously held against one of the Company’s Canadian subsidiaries. The debt was subsequently converted into 500,000 series C preferred shares which were issued during 2005.

Preferred Shares

The Company has issued three series of preferred shares:

Series A and B
On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000. With respect to the Series A shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum. On December 21, 2005 the Company reached an agreement with the holders of the Series A and B shares to convert their entire holdings of these classes of shares into common shares of the Company. The conversion price in this transaction was higher than the market price of the Company’s commons shares on the conversion agreement date. Specifically, the carrying value of the preferred shares prior to conversion exceeded the fair value of the common stock consideration by $208,333. As a result, and consistent with Emerging Issues Task Force Topic D-42. The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the Company has added back this excess in determining net loss available to common shareholders in its consolidated statement of operations. Additionally, the Company has recorded this excess as an increase to additional paid-in capital in its consolidated balance sheet, consistent with the guidance provided in Staff Accounting Bulletin 5 T. In order to satisfy this conversion agreement, subsequent to December 31, 2005 the Company issued common shares to the former shareholders of the Series A and B preferred shares totaling 4,166,667. These shares have been included in common stock to be issued at December 31, 2005.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Series C
In 2004, the Company and the International Brotherhood of Electrical Worker’s Union (See Note 8) agreed to settle the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares will have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter (see note 11).

NOTE 15 WARRANTS

The Company’s Board of Directors has granted warrants to non-employees of the Company. The following is a summary of activity under these warrant provision.

	Non-Employee Options and Warrants	Weighted Average Exercise Price

Warrants outstanding at December 31, 2003	88,000	$1.47
Expired	(51,500)	0.45
Granted	400,000	0.18
Warrants outstanding at December 31, 2004	436,500	0.42

Granted	3,545,883	0.14
Expired	(400,000)	0.18

Warrants outstanding at December 31, 2005	3,582,383	$0.17

During the year ended December 31, 2005, the Company granted 3,545,883 warrants to parties to whom the Company was previously indebted to and who, during this period, agreed to settle their debt to common shares of the Company. These warrants were issued at a 40% premium to the market price of the Company’s common stock as of the date of the settlement. These warrants expire in September, 2006. The Company used Black-Scholes to value these warrants using the following assumptions: dividend yield – nil; risk-free interest rate 3%; volatility – 80%; expected life – 1 year. The fair value of these warrants was charged to the Company’s Consolidated Statement of Operations as a loss on extinguishment of debt during the year ended December 31, 2005.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On September 29, 2004, the Company sold 400,000 restricted shares of common stock to unrelated parties in exchange for $60,000. The restricted share agreement grants the purchaser one warrant for each share at a purchase price of 0.18 and expired on November 30, 2005

As of December 31, 2005 all warrants were fully vested and exercisable.

NOTE 16 SEGMENTED INFORMATION

The Company has two reportable segments: Systems Integration and Modernization (“SIM”) and Corporate Disclosure and Messaging (“CDM”). The Company evaluates operating segment performance based on revenues and direct operating expenses of the segment.

Prior to the quarter ended June 30, 2005, the Company operated in only one operating segment - the delivery of software products and services. Consequently, segment operating results have only been provided for the six months ended December 31, 2005, and segment assets have been provided only as of December 31, 2005. Prior year comparatives have not been provided because the acquisition of Cratos created these segments.

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the six months ended December 31, 2005 is as follows:
	Six Months Ended December 31, 2005
	SIM	CDM	Total

Revenue	$4,306,997	$677,098	$4,984,095
Operating Costs	3,167,825	903,851	4,071,676
Depreciation and amortization	415,192	92,884	508,076
Contribution Margin	723,980	(319,637)	404,343
Less: Corporate expenses			(880,914)
Less: Interest, other expense and taxes			(42,101)
Less: Discontinued Operations			(90,001)
Net loss for the period			$(608,673)

Segment assets at December 31, 2005	$8,560,183	$1,497,743	$10,057,926

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 17 NET LOSS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. common share equivalents are excluded from the computation of diluted net income per share if their effect is anti-dilutive. Common share equivalents totaling 3,582,383 shares of common stock have not been included in the calculation of diluted loss per share at December 31, 2005 as their effect would be anti-dilutive.

NOTE 18 SUBSEQUENT EVENTS

Subsequent to December 31, 2005 and through March 17, 2006, the Company entered into the following transactions:

The Company issued 1,081,521 shares with a fair value of $86,522 in exchange for investor relations services to be provided to the Company.

The Company entered into a 24 month term loan for $429,000 ($500,000 CAD) with an unrelated party. In conjunction with this term loan, the Company issued 250,000 common shares with a fair value of $37,500 to the lender.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

BDO Dunwoody, LLP (“BDO”), Toronto, Ontario audited the Company’s consolidated financial statements for the year ended December 31, 2004. In January 2006, BDO resigned as the Company’s independent accountants. The report BDO on the Company’s consolidated financial statements as of and for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. The audit report did express substantial doubt about the Company’s ability to continue as a going concern.

In connection with their audit for the year ended December 31, 2004 and for the interim period through the filing date of this report, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make reference thereto in their report on the financial statements for such year.

In January 2006, the Board of Directors approved the engagement of Weinberg & Company, P.A. (“Weinberg”), Boca Raton, Florida to act as the Company’s new independent accountants to audit the Company’s consolidated financial statements for the year ended December 31, 2005. During the year ended December 31, 2004 and through January 2006, the Company did not consult with Weinberg regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement, as contemplated by Item 304(a)(1)(iv) of Regulation S-B.

For the year ended December 31, 2005 and the through the filing date of this report, there have been no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Weinberg’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

Item 8A. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and acting Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company’s Chief Executive Officer and acting Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective based on at this reasonable assurance level as of the period covered.

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's fourth quarter ended December 31, 2005, the Company's Chief Executive Officer and acting Chief Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

.

PART III

Item 9. Directors and Officers of the Registrant

As of March 24, 2006, the directors and executive officers of Activecore Technologies, Inc. their age, positions in ActiveCore the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME	AGE	POSITION	PERIOD SERVED

Peter Hamilton	58	President and CEO, Director	Nov 2001 to Present
Stephen Smith	66	Director	Nov 2001 to Present
Stephen Lewis	51	Director	June 2002 to Present
Efrem Ainsley	34	Chief Financial Officer	July 2005 to Present
Andrew Wickett	41	President	January 2006 to Present
Debbie Gracie-Smith	48	Chief Operating Officer	January 2006 to Present
George Theodore	40	Senior VP, Business Development	June 2004 to Present

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

Stephen Smith has served as a Director since November 2001 and has over 30 years experience in planning, directing and managing major projects in such diverse fields as radar system development, electronic intelligence system design, installation and operation, ship design and acquisition and Document Management System development and applied solutions. Mr. Smith has served as Vice-President Operations for CDI Marine, the nation’s largest marine engineering firm and has held the positions of Director of Engineering, Vice-President and President of ROH, a diverse professional services company specializing in DMS solutions, web site development and applications and a broad range of support for the US Navy ship acquisition program.

Stephen Lewis has served as a Director since July 2003. Mr. Lewis has extensive financial, corporate governance and legal experience in large corporate environments and in fast growing entrepreneurial settings. Mr. Lewis is a seasoned executive and was CFO of the Lehndorff Group of companies from 1976 to 1994. The Lehndorff Group was a North American/European real estate investment and property management organization with assets and offices located across Canada and into the United States. Over a number of years Lewis rose within the organization to become executive vice president and chief financial officer, responsible for all facets of the group’s finance, accounting, administration, M.I.S and human resources. Mr. Lewis was also a member of the board of directors of numerous Lehndorff management companies and acted as chief liaison between management and the independent boards and committees that made up the Lehndorff Group. Mr. Lewis sold his franchise operations in 2002 and is currently acting in a consulting capacity on a number of different business ventures. Mr. Lewis is currently the President of the board of directors of the Children’s Aid Society of Toronto (“CAST”), one of the largest child welfare organizations in the World.

Efrem Ainsley has over 13 years of experience as a finance professional in the technology sector, with a focus on leading the financial reporting, corporate finance and compliance function for public companies.  Prior to joining ActiveCore, Efrem was Vice-President, Corporate Controller with Open Text Corporation, one of Canada’s largest and most profitable software companies whose shares trade on both the Nasdaq and TSX.  While at Open Text, Efrem helped lead the organization in external reporting, mergers and acquisitions, corporate finance, Sarbanes-Oxley compliance, investor relations, and tax and treasury management. Prior to joining Open Text, Efrem was Director of Finance for Cyberplex Inc, a public company and one of North America's leading technology consulting firms, where he led the day-to-day financial operations and external reporting requirements for the company.  Efrem is a chartered accountant and began his career for a Big 5 accounting firm.

George Theodore is a serial entrepreneur with well over twenty years experience in sales, marketing and public relations. For nine years (1995 -2003) Mr. Theodore was Chairman and Chief Operating Officer of Infolink Technologies, (IFL) a TSX listed company. Prior to co-founding Infolink Mr. Theodore was founder of Exposad Cinema Productions (1990-1994). Exposad Cinema Productions was a successful marketing production company that first pioneered on screen and point of purchase advertising distribution through Cineplex Odeon Theatres throughout Canada and the United States. Prior to founding Exposad Cinema Productions, Mr. Theodore was principal in NCC systems (1986-1990) a company that under contract with Canada’s largest retail grocery chains, Atlantic Pacific Group, Dominion, A&P, Food City, IGA food stores. Pioneered the utilization of point of sale generated couponing systems which incorporated Psychographic consumer marketing. Mr. Theodore has been featured in Canadian Business Magazine (98), The Globe and Mail (98) MacLean’s Magazine (98), Marketing Magazine (98) Investor Relations Magazine (01), Mr. Theodore has also been a guest speaker on the Bay Street Minute (ROB TV) (CTV) television (Global) television, (02), Yahoo FM Radio (02), The Wall Street Reporter.com (02).

Andrew Wickett was promoted to President of ActiveCore as of January 1st 2006. Prior to joining ActiveCore, he was CEO of CRATOS Technology Solutions Incorporated, which was acquired by ActiveCore in May 1st, 2005. Andrew was a co-founder of Cratos in 1999 and grew the company to a staff of over 60 people. Prior to starting Cratos, Andrew was Vice President of Architecture for American Express International and responsible for the rollout of new Card systems in all international markets including Canada, UK, Germany, France, Italy, Spain, Australia, New Zealand, Brazil, Mexico, Japan, Thailand, Singapore and Taiwan. Starting with a team of 6 people in 1997, he was responsible for developing and executing the AMEX International card system strategy. When he left AMEX, he was managing a team of over 200 people and an annual Budget of 40 million US$. His department generated profits exceeding 10 million US$ annually. Prior to American Express, Andrew held several positions in large Canadian Financial institutions including Director of Credit Card Systems for Canadian Imperial Bank of Commerce and Head of Credit Card Systems for Toronto-Dominion Bank.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the year ended December 31, 2005, 2004, and 2003 certain information regarding the compensation earned by ActiveCore’s Chief Executive Officer and each of the Company’s most highly compensated executive officers whose aggregate annual salary and bonus for 2005 or 2004 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Accrued Compensation	Restricted Stock Awards in US$	Options /SARs	LTIP Payouts	All other Compensation

Peter Hamilton President & CEO, Director	2005	$169,681
	2004	$92,417
	2003	$72,000	—	—	—	—	—	—

J. Stephen Smith, Director	2005	—
	2004	—
	2003	—

Stephen Lewis, Director	2005	—
	2004	—
	2003	—	—	—	—	—	—	—

Efrem Ainsley, Chief Financial Officer*	2005	$102,000

George Theodore, Senior Vice President, Business Develop.	2005	$169,681
	2004	69,313

Andrew Wickett, President**	2005	$86,667

Debbie Gracie-Smith, Chief Operating Officer**	2005	$86,667

* Efrem Ainsley joined ActiveCore Technologies June 27, 2005.
** Andrew Wickett and Debbie Gracie-Smith joined ActiveCore Technologies on May 1, 2005 in conjunction with the acquisition of Cratos.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect of the beneficial ownership as of March 21, 2006 for any person who is known to ActiveCore Technologies’ to be the beneficial owner of more than 5% of ActiveCore's common stock.

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Peter J. Hamilton c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	4,750,000 Direct	6.1%
Common	Stephen J. Smith c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	500,000 Direct	0.6%
Common	Stephen Lewis c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	400,000 Direct	0.5%
Common	Efrem Ainsley c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	250,000 Direct	0.3%
Common	George Theodore, c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	4,834,980 Direct	6.2%
Common	Andrew Wickett c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	4,460,515 Direct	5.7%
Common	Debbie Gracie-Smith c/o 156 Front Street West, Suite 210, Toronto, Ontario, M5J 2L6	4,460,515 Direct	5.7%
Common	All Officers And Directors As A Group	19,431,010 Direct	24.80%

(1) Applicable percentage of ownership is based on 78,337,492 shares of common stock outstanding as of March 21, 2006 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 18, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the past two (2) years, ActiveCore has not entered into a commercial transaction with a value in excess of $60,000 with a director, officer, or beneficial owner of 5% or more of IVP's Common Stock.

ActiveCore did not give anything of value to, or receive anything of value from, any promoter during year 2004 or 2003.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our form 10-KSBs and 10-QSBs, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were:

Year	Fees Paid	Principal Auditor
2005	$100,000	Weinberg & Company, P.A.
2005	$135,990	BDO Dunwoody
2004	$122,125	BDO Dunwoody

(2) All Other Fees

The aggregate fees billed in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

Year	Fees Paid	Principal Auditor
2005	$0	Weinberg & Company, P.A.
2004	$0	Weinberg & Company, P.A.

Other than the fees set forth in (1) and (2) above, we have not expended any amounts on any other audit, audit-related or tax fees.

(3) AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES.

The audit committee is mandated to approve the financial statements of the Company with respect to quarterly and annual statements.

Item 13. Exhibits, Lists And Reports On Form-8K

(a) Exhibits:

Exhibit No.	Description	Location

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

ActiveCore Technologies, Inc.

/s/	April 12, 2006
By: Peter J. Hamilton
Chief Executive Officer