Form 10QSB
period 2006-03-31
ACTIVECORE TECHNOLOGIES INC
filed 2006-06-01
CIK 1011601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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
Common Stock, $0.01 Par Value      500,000,000 shares authorized

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: as of May 23, 2006, there were 89,223,634 outstanding shares of the issuer's common stock, par value $0.01.

ACTIVECORE TECHNOLOGIES, INC.

FORM 10-QSB

PART I
FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ACTIVECORE TECHNOLOGIES, INC.
As of March 31, 2006

INDEX TO FINANCIAL STATEMENTS

Page 4	Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

Page 5	Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2006 and 2005 (Unaudited)

Page 6	Condensed Consolidated Statement Of Stockholders' Equity For The Three Months Ended March 31, 2006 (Unaudited)

Pages 7-8	Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2006 and 2005 (Unaudited)

Pages 9-15	Notes to Condensed Consolidated Financial Statements as of March 31, 2006 (Unaudited)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash	$183,580	$113,421
Accounts receivable, net	2,684,426	3,701,028
Other receivables	128,745	128,095
Deferred consulting and financing expenses	461,382	352,750
Prepaid expenses and other current assets	137,106	131,139
Total Current Assets	3,595,239	4,426,433
CAPITAL ASSETS, NET	337,322	336,256

OTHER ASSETS
Goodwill and other intangible assets, net	5,069,020	5,169,732
Deferred consulting and financing expenses	122,277	125,505
Total Other Assets	5,191,297	5,295,237
TOTAL ASSETS	$9,123,858	$10,057,926

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,222,300	$1,253,474
Accounts payable	2,626,285	2,162,663
Accrued liabilities	1,049,328	1,099,979
Taxes payable	515,563	675,871
Leases payable, current portion	22,271	18,788
Long-term debt, current portion	430,105	164,524
Deferred tax liability	331,736	340,736
Due to related parties	67,749	11,863
Other current liabilities	39,028	100,923
Total Current Liabilities	6,304,365	5,828,821
LONG-TERM LIABILITIES
Long-term debt	413,668	231,939
Leases payable, long-term	30,571	21,485
Redeemable preferred shares	312,500	375,000
Total Long-Term Liabilities	756,739	628,424

TOTAL LIABILITIES	7,061,104	6,457,245
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 500,000,000 shares authorized, 89,223,634 and
79,242,114 outstanding as of March 31, 2006 and December 31, 2005, respectively	892,238	792,422
Common stock to be issued	117,108	311,025
Additional paid-in capital	43,893,974	43,137,898
Accumulated deficit	(42,052,162)	(40,736,105)
Accumulated other comprehensive income (loss)	(436,845)	312,441
Treasury stock	(25,478)	(112,000)
Deferred compensation	(326,081)	(105,000)
Total Stockholders' Equity	2,062,754	3,600,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,123,858	$10,057,926

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

REVENUES	$1,654,031	$376,308
COST OF SALES
Direct wages	1,411,623	141,262
Amortization of licensing agreements and other costs	56,992	104,372
Total Cost of Sales	1,468,615	245,634

GROSS PROFIT	185,416	130,674

OPERATING EXPENSES
Salaries and wages	555,433	193,090
Consulting fees	144,703	158,949
Research and development	55,000	55,000
Legal and accounting	190,090	68,579
General and administrative	253,313	329,745
Financial advisory fees	18,803	28,639
Amortization and depreciation	109,882	29,719
Total Operating Expenses	1,327,224	863,721

LOSS FROM OPERATIONS	(1,141,808)	(733,047)

OTHER EXPENSE
Interest expense	(148,603)	(68,615)
Foreign exchange loss	(34,646)	(33,740)
Total Other Expense	(183,249)	(102,355)

LOSS FROM CONTINUING OPERATIONS	(1,325,057)	(835,402)

Discontinued Operations
Loss from discontinued operations	—	(118,780)

Net loss before income taxes	(1,325,057)	(954,182)
Income tax recovery	9,000	—

NET LOSS	$(1,316,057)	$(954,182)
Preferred stock dividend	35,250	11,092

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,351,307)	$(965,274)

LOSS PER COMMON SHARE FROM CONTINUING	$(0.02)	$(0.02)
OPERATIONS-BASIC AND DILUTED

LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATIONS - BASIC AND DILUTED	$(0.00)	$(0.00)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
BASIC AND DILUTED	80,683,165	46,999,267

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

			Common Stock to be Issued / (Returned)
	Common Shares	Common Stock Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Deferred Compensation	Total
Balance, December 31, 2005	79,242,114	$792,422	5,173,105	$311,025	$(112,000)	$43,137,898	$(40,736,105)	$312,441	$(105,000)	3,600,681

Stock issued for financing services	250,000	2,500				45,000				47,500
Stock issued upon conversion of preferred shares	4,166,667	41,667	(4,166,667)	(291,667)		250,000				(0)
Stock issued for employment services	3,822,500	38,225				321,550			(359,775)	-
Stock issued for consulting services	960,000	9,600			86,522	57,600				153,722
Stock issued for settlement of debt	782,353	7,824				117,176				125,000
Redemption of preferred shares				62,500						62,500
Preferred stock dividend				35,250		(35,250)				-
Amortization of deferred compensation									138,694	138,694
Net loss for period							(1,316,057)			(1,316,057)
Foreign currency translation adjustment								(749,286)		(749,286)
Balance, March 31, 2006	89,223,634	892,238	1,006,438	117,108	(25,478)	43,893,974	(42,052,162)	(436,845)	(326,081)	2,062,754

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,316,057)	$(954,182)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	45,407	31,232
Amortization of intangible assets	96,059	100,250
Amortization of deferred consulting and finance fees	138,694	105,012
Deferred taxes	(9,000)	—

Changes in operating assets and liabilities net of acquisition:
Decrease (increase) in receivables	810,188	(96,003)
Increase in prepaid expenses and other current assets	(38,277)	(39,654)
Increase in accounts payable	473,374	12,690
(Decrease) increase in accrued liabilities	(244,507)	222,058
(Decrease) increase in taxes payable	(213,075)	52,522
(Decrease) increase in other current liabilities	(93,555)	289,216
Net Cash Used In Operating Activities	(350,749)	(276,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	(28,293)	(3,472)
Acquisition of Disclosure Plus	—	(60,600)
Net Cash Used In Investing Activities	(28,293)	(64,072)

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	(30,174)	—
Proceeds from loan payable	429,000	—
Advance of notes payable	—	27,261
Proceeds received from related parties	55,886	99,600
Repayments made to related parties	—	(65,253)
Proceeds from bank overdraft	—	100,576
Preferred stock dividend	—	(11,092)
Proceeds from preferred shares subscription	—	150,000
Payment on leases	(5,511)	(7,354)
Net Cash Provided By Financing Activities	449,201	293,738

FOREIGN EXCHANGE GAIN	—	1,150

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	70,159	(46,043)

CASH - BEGINNING OF PERIOD	113,421	53,736

CASH - END OF PERIOD	$183,580	$7,693

Non-Cash Transactions (Also see Note 3):
Isuance of shares related to acquisition of Disclosureplus	—	$176,000
Issuance of shares for consulting services to be rendered	—	$120,000
Issuance of shares for interest on term loan	$43,542	—
Issuance of shares for redemption of preferred shares	$291,667	—
Issuance of shares for employment services	$359,775	—
Issuance of shares for consulting services	$153,722	—
Issuance of shares for settlement of liabilities	$125,000	—
Issuance of shares for financing services	$47,500	—
Shares to be issued for conversion of preferred shares	$62,500	—

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. The results for the three months may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for 2006. In the Company's opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Our independent auditors have issued a going concern opinion on our consolidated financial statements that raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $1,316,057 and a negative cash flows from operations of $350,749 for the three months ended March 31, 2006 and has a working capital deficiency of $2,709,126 and an accumulated deficit of $42,052,162 at March 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The condensed  consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time, management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

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

SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005 , for non small business issuers, and after December 15, 2005 for small business issuers. The statement allows companies to adopt its provision using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption. Adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated results of operations and financial condition.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
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

The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, other receivables accounts payable, due to related parties, accrued liabilities, taxes payable and other current liabilities approximate fair value because of their short maturities. The carrying amount of the Company’s lines of credit approximates fair value because the interest rates of the lines of credit are based on floating rates identified by reference to market rates. The carrying amounts of the Company’s loans and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations.

Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Common share equivalents totaling 3,582,383 shares of common stock have not been included in the calculation of diluted loss per share at March 31, 2006 as their effect would be anti-dilutive.

NOTE 2 - DISCONTINUED OPERATIONS

During 2005, the Company disposed of Twincentric Limited, which was one of the components of its business which constituted a discontinued operation. The loss on the Company’s condensed consolidated statements of operations for the quarter ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Loss from discontinued operations	$—	$(118,780)

The loss from discontinued operations incurred during the quarter ended March 31, 2005 was comprised as follows:

Revenue	$146,700
Salaries and wages	(180,005)
General and administrative	(67,966)
Legal and accounting	(9,996)
Amortization	(1,513)
Interest expense	(6,000)
Loss from discontinued operations	$(118,780)

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 3 - ACQUISITIONS

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

The Company has accounted for the purchased goodwill in accordance with the provisions of SFAS 142. The entire balance of goodwill recorded on this transaction has been allocated to the Company’s Corporate Disclosure and Messaging segment. Pro Forma financial information giving effect to the acquisition of DP has not been presented on the basis that it is not material.

The Company’s purchase price allocation recorded for the acquisition of DP is as follows:

Technology assets	$250,000
Goodwill	168,000
Total assets acquired	418,000
Liabilities assumed	(29,000)
Net assets acquired	$389,000

NOTE 4 - ACCOUNTS RECEIVABLE

The components of accounts receivable, net, as of March 31, 2006 and December 31, 2005 consist of:

	2006	2005

Trade receivables	$2,743,024	$3,802,531
Allowance for doubtful accounts	(58,598)	(101,503)
Accounts receivable, net	$2,684,426	$3,701,028

Included in accounts receivable at March 31, 2006 were amounts due from three customers whose balances individually represented in excess of 10% of the Company’s net accounts receivable. These three customers cumulatively represented 55% of the Company’s net accounts receivable balance (2005 - 39%).

NOTE 5 - DEBT

Debt consists of the following as of March 31, 2006 and December 31, 2005:

	2006	2005
Note payable to SCI Healthcare Group, unsecured (1)	$7,946	$46,948
Short term loans (2)	132,995	21,272
Bank term loan, seven year term with monthly equal principal payments, bearing interest at the Canadian prime plus 3% (3)	145,860	152,805
Bank term loan, three year term with monthly equal principal payments, bearing interest at the Canadian prime plus 1% (4)	158,093	175,438
Term loan, two year term with equal monthly payments, bearing Interest at 20% (5)	398,879	—
	$843,773	$396,463
Less current portion	430,105	164,524
Long term portion	$413,668	$231,939

(1)
The promissory note relating to the acquisition of SCI Healthcare Group bears interest at 10%. SCI Healthcare is acting as a billing and collection agent for the Company with respect to a specific customer in the healthcare industry. Amounts collected by SCI Healthcare are not remitted back to the Company but rather serve to reduce this promissory note. Following the repayment of this promissory note, amounts received from this specific customer will be remitted to the Company. This debt is unsecured.

(2)
During 2004 and 2005, various related parties loaned the Company, on a short term basis, funds to assist with working capital. Certain of these loans were converted into equity during 2005. The balances outstanding at December 31, 2005 and March 31, 2006 are due on demand and bear no interest. This debt is unsecured.

(3)
On August 17, 2004 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank’s prime rate plus 3%, which as of December 31, 2005 was 7.4%. This debt is secured by the assets of the Company's subsidiary to whom the debt is outstanding.

(4)
During 2005 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $250,000. Under the terms of the agreement, the loan is repayable over a three year term with principal and interest payments due monthly. Interest on the borrowings is at prime plus 1% which as of December 31, 2005 was 5.4%.  This debt is secured by the assets of the Company's subsidiary to whom the debt is outstanding.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

(5)
During 2006, the Company entered into a two year term loan with an unrelated party. The loan is repayable in equal monthly payments and the interest rate on the loan is 20%. In conjunction with this loan, the Company issued the lender 250,000 common shares of the Company, and placed 5,000,000 common shares into escrow as security for the lender.

Future maturities of the Company’s debt as of March 31, 2006 are as follows for each of the twelve months periods ending March 31 of the respective years:

2007	$430,105
2008	296,119
2009	45,924
2010	23,653
Thereafter	47,972
$843,773

NOTE 6 - DUE TO RELATED PARTIES

The Company’s officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due them were $67,749 and $11,863 as of March 31, 2006 and December 31, 2005 respectively, and are classified as current liabilities in the accompanying condensed consolidated balance sheet.

Included in the Company’s accounts receivable balance are amounts due from Global Sterling Payments Systems Limited, a related party to the Company, totaling $847,002 (2005 - $647,002).

NOTE 7 - REDEEMABLE PREFERRED SHARES

The Company has outstanding series C preferred shares which are mandatorily redeemable over 16 quarters. The initial value of these shares was $500,000, and the quarterly redemption values are $31,250. These preferred shares have been recorded as debt on the Company’s condensed consolidated balance sheets on the basis that these shares are manditorily redeemable by the Company. After a redemption of $62,500 during the three months ended March 31, 2006, as of March 31, 2006, $312,500 of these Series C preferred shares remain outstanding and were yet to be redeemed.

NOTE 8 - LINE OF CREDIT

In conjunction with the close of the Cratos acquisition, in May 2005 the Company secured a line of credit with a one year term with annual renewals with a Canadian chartered bank. This line of credit allows for maximum borrowings under it of $1.5 million CAD and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company’s subsidiary which entered into this facility, as well as personal guarantees by two of the Company’s senior executives. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. At March 31, 2006, no amounts were available under the Company’s line of credit and the interest rate on this facility was 6%.

Included in the line of credit are several overdraft facilities maintained by certain subsidiaries of the Company.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which must be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at December 31, 2005 and March 31, 2006.

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

Compulsory mediation has occurred in the second lawsuit. The next step would normally be “examination for discovery” then on to a trial. Instead of proceeding with the prosecution of its second lawsuit, Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleges was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. The Company appealed this decision and in January 2006 the initial judgement was upheld. A liability of $226,824 has been recorded in the Company’s condensed consolidated financial statements for the settlement claim.

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 10 - COMMON AND PREFERRED SHARES

Common Shares

On February 7, 2006, the Company issued 250,000 common shares to an unrelated party who provided the Company with a two-year term loan. The value of these shares, based on the fair value of the Company's common shares on the date this agreement was entered into,  was $47,500 and as of March 31, 2005 $43,542 is recorded in deferred consulting and financing charges.

On February 7, 2006, the Company issued 4,166,667 common shares to the former holders of its entire Class A and B preferred shares. In 2005, these former preferred shareholders agreed with the Company to convert their preferred shares to common shares, and as of December 31, 2005 these shares were included in common stock to be issued.

On March 28, 2006, the Company issued, based on the closing market price of the Company's common shares on the date this agreement was entered into, 3,822,500 common shares to numerous employees in exchange for employment services having a value of $359,775. As of March 31, 2006, $108,694 of this amount was expensed and $251,081 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 960,000 common shares to two consultants of the Company who will provide services during 2006. These shares have a value of $67,200, based on the closing market price of the Company's common shares on the date this agreement was entered into. As of March 31, 2006, $11,550 of this amount had been expensed and $55,650 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 782,353 common shares to two employees in consideration for unpaid wages. The value of these common shares was $125,000, based on the closing market price of the Company's common shares on the date this agreement was entered into.

On January 9, 2006, the Company used 1,081,521 shares of treasury stock with a value of $86,522, based on the closing market price of the Company's common shares on the date this agreement was entered into, to pay a third party for investor relations services.

The Company is authorized to issue three series of preferred shares:

Series A and B

On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000. With respect to the Series A shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum. On December 21, 2005 the Company reached an agreement with the holders of the Series A and B shares to convert their entire holdings of these classes of shares into common shares of the Company. The conversion price in this transaction was higher than the market price of the Company’s commons shares on the conversion agreement date. Specifically, the carrying value of the preferred shares prior to conversion exceeded the fair value of the common stock consideration by $208,333. As a result, and consistent with Emerging Issues Task Force Topic D-42. The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the Company has added back this excess in determining net loss available to common shareholders in its consolidated statement of operations. Additionally, the Company has recorded this excess as an increase to additional paid-in capital in its consolidated balance sheet, consistent with the guidance provided in Staff Accounting Bulletin 5 T. In order to satisfy this conversion agreement, subsequent to December 31, 2005 the Company issued common shares to the former shareholders of the Series A and B preferred shares totaling 4,166,667. These shares were included in common stock to be issued at December 31, 2005, and were subsequently issued during the quarter ended March 31, 2006

Series C
In 2004, the Company and the International Brotherhood of Electrical Worker’s Union (See Note 8) agreed to settle the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. As of March 31, 2006 the Company has an obligation to issue common shares with a value of $62,500 in order to satisfy the terms of its Series C Preferred Stock and this amount has been recorded as common shares to be issued within Shareholders' Equity.

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

The two divisions of the Company have very different revenue models and it is important that this is clearly understood. See Note 15 to the consolidated financial statements for segmented information which provide more granular reporting by division so that shareholders can develop a better understanding of the Company’s revenue sources and how the revenue mix within the two divisions affects the gross profit margin at a consolidated level.

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

Acquisition of Disc losurePlus

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

SFAS No. 123 (R) must be adopted in the annual period beginning after June 15, 2005 , for non small business issuers, and after December 15, 2005 for small business issuers. The statement allows companies to adopt its provision using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption. Adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Valuation of Intangible Assets. The Company has a history of acquiring other businesses, and expects that this trend will likely continue in the future. As part of the completion of any business combination, the Company is required to value any intangible assets acquired at the date of acquisition. This valuation is inherently subjective, and necessarily involves judgments and estimates regarding future cash flows and other operational variables of the entity acquired. However, there can be no assurance that the judgments and estimates made at the date of acquisition will reflect future performance of the acquired entity. If management makes judgments or estimates that differ from actual circumstances, the Company may be required to write-off certain of its intangible assets. Similarly, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets , the Company is required to annually test the value of its goodwill as well as its acquired intangible assets. This testing requires management to make estimates of the market value of its various operating segments. Changes in estimates could result in different conclusions for the value of goodwill. The Company performs its annual impairment testing on its goodwill at December 31st of each year, provided that circumstances don’t arise during the year that would necessitate an earlier evaluation.

Results of Operations

Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

Overview

During the quarter ended March 31, 2006, the Company recorded revenues of $1.7 million, and a loss from continuing operations of $1.3 million. These amounts compare to revenue of $0.4 million during the quarter ended March 31, 2005, when a loss from continuing operations of $0.8 million was incurred. The increase in revenue from the prior year was the result of several factors. Most importantly, as the Company didn’t begin consolidating the results of Cratos until May 1, 2005, during the period ended March 31, 2005 the Company’s results of operations did not include any contribution from this acquisition. As Cratos was a fairly sizable acquisition for the Company, this acquisition had a significant impact on revenue. During the quarter ended March 31, 2006, revenue from Cratos totaled $1.0 million and therefore this acquisition accounted for most of the increase from 2005 to 2006. The balance of the increase came predominately from the Company’s ActiveCast business, which has grown organically quite significantly since the same time a year ago.

The increased net loss of $1.3 million in 2006 as compared to $1.0 million in 2005 was also largely related to the Cratos acquisition for a couple of reasons. Firstly, the first calendar quarter has historically been Cratos’ weakest and 2006 was no exception. The $1.0 million revenue it generated during the quarter ended March 31, 2006 was down considerably from the $2.2 million recognized during the fourth quarter of 2005. In the Company’s fourth quarter ended December 31, 2005, many large projects were completed and which therefore had no corresponding revenue during the quarter ended March 31, 2006. The Company feels that the Cratos sales pipeline remains strong and that during the quarter ending June 30, 2006 that the Cratos revenue should return to levels close to those realized at the end of 2005.

Revenues

Quarter ended March 31
2006	2005	% Change
1,654,031	376,308	340%

During the quarter ended March 31, 2006 the Company generated $1.7 million in revenue from the sale of products and services versus $0.4 million in revenue during the quarter ended March 31, 2005. From a revenue source perspective, the vast majority of the revenue recorded in both 2006 and 2005 was service related, while product related revenue represented only a small percentage of the total. During 2006, the majority of the Company’s revenue was generated from services work and product installation performed by the Company’s SIM division (see note 16 to the notes to the Financial Statements for segmented information). Specifically, the Cratos acquisition was completed during the quarter ended June 30, 2005, and the Company has consolidated Cratos’ operations in its consolidated financial statements beginning May 1, 2006. Therefore, in the quarter ended March 31, 2005 the Company’s revenue included no amounts from Cratos as compared to the quarter ended March 31, 2006 when the Company’s total of $1.7 million included $1.0 million from Cratos.

The Company has also seen revenue growth over the past year from its CDM division - a division that did not formally exist until mid-2004 when the Company completed a small acquisition of C-Comm Networks. Since that time, the Company has added to that business through significant investments of both capital and personnel, and that business has now been rebranded as the ActiveCast. It appears these investments are beginning to pay off. Although this division’s total revenues remain small relative the overall corporate totals, they are growing very quickly in percentage terms. Specifically, revenues in the CDM business grew over 300% from the quarter ended March 31, 2005 to the quarter ended March 31, 2006.

Cost of Sales

Quarter ended March 31
2006	2005	% Change
1,468,615	245,634	498%

Cost of sales for the quarter ended March 31, 2006 were $1.5 million, which consisted primarily of direct wages paid to consulting services staff of $1.4 million, and amortization of software licensing agreements and other direct costs of $0.1 million. These amounts are significantly higher than during 2005 when the Company’s cost of sales for the year totaled $0.2 million which was split almost evenly between direct wages and amortization. The vast majority of the increase in cost of sales in 2006 as compared to 2005 relates the recent addition of Cratos. Cratos is a services business, and the majority of their operating expenses relate to compensation costs paid to its consultants. This differs substantially from the Company’s business model prior to the Cratos acquisition when the Company generated most of its revenue through software licensing agreements. As the cost of sale on software licenses is much lower than that for services revenue, the Company’s gross margin has decreased significantly from 2005 to 2006. Specifically, the quarter ended March 31, 2006 had a gross margin of $.2 million, or 35%, versus a gross margin of $0.2 million, or 11% during the quarter ended March 31, 2005. The gross margin percentage realized during the Company’s first quarter ended March 31, 2005 was atypically low as a result of losses realized on certain fixed price projects. The Company believes that this lower gross margin will not be indicative of gross margins to be realized in future quarters, and that beginning in the quarter ending June 30, 2006 the Company’s gross margin will return to levels consistent with the last few quarter since the Cratos acquisition in the 30% - 35% range.

Operating Expenses

Total operating expenses for the quarter ended March 31, 2006 were $1.3 million versus $0.9 million during the quarter ended March 31, 2005. After these expenses, the Company recognized a loss from operations of $1.1 million in the quarter ended March 31, 2006 versus a loss from operations of $0.7 million during the quarter ended March 31, 2005.

The largest components of operating expenses for the first three years of 2006 year were salaries and wages, consulting fees, legal and accounting and other general and administration expenses. These expenses are discussed below.

Salaries and Wages

Quarter ended March 31
2006	2005	% Change
555,433	193,090	188%

Salaries and wages in 2006 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the quarter ended March 31, 2006, salaries and wages were $0.6 million as compared with $0.2 million during the quarter ended March 31, 2005, representing an increase of 189%. Most of the increase in the quarter ended March 31, 2006 as compared to 2005 reflects the additions made to the CDM business in terms of personnel which occurred throughout 2005 as well as the addition of the Cratos business which occurred in May, 2005. From a sequential perspective, the salaries and wages incurred during the quarter ended March 31, 2006 are consistent with those incurred during the quarter ended December 31, 2005.

Consulting fees

Quarter ended March 31
2006	2005	% Change
144,703	158,949	(9%)

For the quarter ended March 31, 2006, consulting fees decreased 9% to $144,703 from $158,949 during the quarter ended March 31, 2005. During the quarter ended March 31, 2006 most of the consulting fees incurred relate to stock compensation paid to consultants of the Company relating to agreements that are generally in place for the duration of 2006. Therefore, the Company expects that this expense will remain fairly consistent through 2006. The 2005 consulting fees also related almost exclusively to the recognition of deferred stock compensation.

Legal and Accounting

Quarter ended March 31
2006	2005	% Change
190,090	68,579	177%

For the quarter ended March 31, 2006, legal and accounting expenses increased 169% to $190,090 from $68,579 during the quarter ended March 31, 2005. Legal and accounting expense includes legal costs associated with using third party lawyers to act on behalf of the Company in current legal matters. Most of the increase in legal and accounting expense in 2006 as compared with 2005 relates to the fact that the Company recorded an expense during the quarter ended March 31, 2006 relating to its year-end audit of 2005. The annual audit costs represent a more significant cost than those incurred throughout most of the year, and as a result the Company expects to see a slight decrease in legal and accounting fees over the next few quarters.

General and Administrative

Quarter ended March 31
2006	2005	% Change
253,313	329,745	(23%)

For the quarter ended March 31, 2006, general and administrative expenses decreased 23% to $244,976 from $329,745 during the quarter ended March 31, 2005. The 2005 balance included several one-time items including an unusually high bad debt expense and certain costs related to restructuring certain management roles within the Company. Of the $253,313 incurred during the quarter ended March 31, 2006, over $150,000 relates to the Cratos organization which was not part of the organization during the same period during 2005. In future quarter, the Company expects that its general and administrative expenses will remain relatively consistent.

Other Income/Expenses

	Quarter ended March 31
	2006	2005	% Change
Interest Expense	(148,603)	(68,615)	117%
Other income (loss)	(34,646)	(33,740)	3%

 In the quarter ended March 31, 2006, the Company expended $148,603 in financial interest which was significantly higher than the $68,615 expensed in the year ended March 31, 2005. The increase in interest expense in 2006 as compared with 2005 is a result of the fact that in 2006, the Company is carrying significantly more debt than during the same period in 2005. Specifically, the Company added a line of credit and term loan with a Canadian chartered bank during 2005, along with a term loan from an unrelated party in 2006.

Other income represented a loss of $34,646 for the quarter ended March 31, 2006 and represented a loss of $33,740 for the quarter ended March 31, 2005. These balances are primarily the result of the fluctuations of the U.S. dollar relative to the Canadian dollar.

Discontinued Operations

During the quarter ended March 31, 2005, the Company incurred a loss from discontinued operations relating to Twincentric of $118,780. Twincentric had consistent incurred losses from the time it was acquired in 2004 and the decision was made by the Company to divest of this investment in August 2005 when it was ultimately disposed of.

Liquidity and Capital Resources

At March 31, 2006, the Company’s need for cash included satisfying $6,304,365 of current liabilities. The Company’s ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. The Company anticipates that its cash needs over the next 12 months will consist of $2,500,000 for general working capital. The Company expects that this amount will be raised through a combination of private placements and short-term borrowings provided by management and other related parties. At March 31, 2006, the Company had $183,580 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

Going Concern

The Company’s Condensed Consolidated Financial Statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,316,057 and a negative cash flow from operations of $350,749 for the quarter ended March 31, 2006. The Company also has a working capital deficiency of $2,709,126 and an accumulated deficit of $42,052,162 at March 31, 2006. There is substantial doubt that the Company will continue as a going concern and will likely still incur a going concern note as of December 31, 2006. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan to continue operations is to raise additional debt or equity capital until such time as the Company is able to generate sufficient operating revenues through its new acquisitions.

Consolidated Statement of Cash Flows

Cash on the consolidated balance sheet increased from $113,421 in the period ended December 31, 2005 to $183,580 at March 31, 2006.

Net Cash From Operating Activities

Net cash used in operating activities were $350,749 and $276,859 in the quarters ended March 31, 2006 and 2005, respectively. During the quarter ended March 31, 2006, the Company generated over $800,000 from collections of accounts receivable which almost offset its net loss of $1,316,057. The remaining working capital items effectively offset one another. In the quarter ended March 31, 2005, the Company incurred a net loss of $954,182 which was largely offset by a $222,058 use of cash relating to accrued liabilities and a $289,216 use of cash relating to other current liabilities.

Net Cash From Investing Activities

Net cash provided by investing activities during the quarter ended March 31, 2006 was $28,293 which related entirely to the purchase of capital assets. In the quarter ended March 31, 2005, the company spent $3,472 on the purchase of capital assets as well as $60,600 relating to the acquisition of DisclosurePlus such that the Company used a total of $64,072 on investing activities.

Net Cash From Financing Activities

Net cash provided by financing activities of $449,201 during the quarter ended March 31, 2006 was primarily comprised of $429,000 relating to net proceeds resulting from a new term loan secured by the Company. In the quarter ended March 31, 2005 the Company generated $293,738 from financing activities. The most significant sources of cash were $150,000 relating to proceeds from a preferred share subscription, $99,600 relating to proceeds advanced from related parties, and $100,576 proceeds received from bank overdraft. These amounts were partially offset by some uses of cash through financing activities, the most significant of which was a use of cash of $65,253 relating to repayments made to related party advances.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2006, the Company's Chief Executive Officer and Acting Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which must be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at March 31, 2006.

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

PART 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, the Company issued 250,000 common shares to an unrelated party who provided the Company with a two-year term loan. The value of these shares was $47,500 and as of March 31, 2005 $43,542 is recorded in deferred consulting and financing charges.

On February 7, 2006, the Company issued 4,166,667 common shares to the former holders of its entire Class A and B preferred shares. In 2005, these former preferred shareholders agreed with the Company to convert their preferred shares to common shares, and as of December 31, 2005 these shares were included in common stock to be issued.

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

REGISTRANT:

ACTIVECORE TECHNOLOGIES, INC.

/s/ Peter J. Hamilton	June 1, 2006
By: Peter J. Hamilton Chief Executive Officer