Form 10QSB
period 2006-06-30
ACTIVECORE TECHNOLOGIES INC
filed 2006-08-21
CIK 1011601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

Commission File No. 000-30486

ACTIVECORE TECHNOLOGIES, INC.
(Exact Name of Registrant as specified in its charter)

NEVADA	65-6998896

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

156 Front Street West, Suite 210, Toronto, Ontario, Canada M5J 2L6
(Address of principal Executive Offices)

(416) 252-6200
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐
State the number of shares outstanding of each of the issuer’s classes of common equities as of the latest practicable date: as of August 14, 2006, there were 94,210,908 outstanding shares of the issuer’s common stock., $0.001par value.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

ACTIVECORE TECHNOLOGIES, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ActiveCore Technologies, Inc. As of June 30, 2006

INDEX TO FINANCIAL STATEMENTS

Page	4	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005

Page	5	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

Page	6	Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2006 (Unaudited)

Pages	7 - 8	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

Pages	9 - 21	Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash	$89,999	$109,789
Accounts receivable, net	2,923,655	3,496,221
Taxes recoverable	131,196	128,095
Deferred consulting and financing expense	376,117	352,750
Prepaid expenses and other current assets	149,451	130,252
Current assets from discontinued operations	-	209,326
Total Current Assets	3,670,418	4,426,433

CAPITAL ASSETS	307,366	335,663

OTHER ASSETS
Goodwill and other intangible assets, net	5,130,471	5,100,982
Deferred consulting and financing expense	21,248	125,505
Other assets from discontinued operations	-	69,343
Total Other Assets	5,151,719	5,295,830

TOTAL ASSETS	$9,129,503	$10,057,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,344,225	$1,274,486
Accounts payable	2,970,247	2,141,769
Accrued liabilities	1,111,976	1,050,872
Taxes payable	407,391	484,008
Leases payable, current portion	19,605	18,788
Long-term debt, current portion	432,015	117,576
Deferred tax liability	322,736	340,736
Due to related parties	87,182	11,863
Other current liabilities	-	42,794
Current liabilities from discontinued operations	-	345,929
Total Current Liabilities	6,695,377	5,828,821

LONG-TERM LIABILITIES
Long-term debt	349,976	231,939
Leases payable, long-term portion	30,622	21,485
Redeemable prefered shares	281,250	375,000
Total Long-Term Liabilities	661,848	628,424

TOTAL LIABILITIES	7,357,225	6,457,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized, 94,210,908, and 79,242,114 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	942,108	792,422
Common stock to be issued	857,669	311,025
Additional paid-in capital	44,275,603	43,137,898
Accumulated deficit	(43,672,339)	(40,736,105)
Accumulated other comprehensive income (loss)	(340,398)	312,441
Treasury stock	(25,478)	(112,000)
Deferred compensation	(264,887)	(105,000)
Total Stockholders' Equity	1,772,278	3,600,681

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,129,503	$10,057,926

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

REVENUES	$1,582,317	$1,409,104	$3,037,441	$1,553,777

COST OF SALES
Direct wages	1,427,903	995,350	2,730,080	1,013,923
Amortization of licensing agreements and other costs	86,194	73,635	116,002	155,191
Total Cost of Sales	1,514,097	1,068,985	2,846,082	1,169,114

GROSS PROFIT	68,220	340,119	191,359	384,663

OPERATING EXPENSES
Salaries and wages	546,786	432,657	1,066,330	683,743
Consulting fees	156,754	221,081	301,457	380,030
Research and development	55,000	55,000	110,000	110,000
Legal and accounting	185,531	246,841	370,712	320,133
General and administrative	356,345	328,882	606,186	617,640
Financial advisory fees	106,223	20,997	125,026	49,636
Depreciation & amortization of intangible assets	110,182	86,077	220,064	116,509

Total Operating Expenses	1,516,821	1,391,535	2,799,775	2,277,691

LOSS FROM OPERATIONS	(1,448,601)	(1,051,416)	(2,608,416)	(1,893,028)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	(110,463)	-	(110,463)	-
Interest expense, net	(229,300)	(38,420)	(377,903)	(116,119)
Foreign exchange loss	(32,780)	(3,555)	(67,426)	(37,295)
Total Other Expense	(372,543)	(41,975)	(555,792)	(153,414)

LOSS FROM CONTINUING OPERATIONS	(1,821,144)	(1,093,391)	(3,164,208)	(2,046,422)
Gain (loss) from discontinued operations - net	191,967	(187,857)	209,974	(188,986)
Loss before income taxes	(1,629,177)	(1,281,248)	(2,954,234)	(2,235,428)
Income tax benefit	9,000	-	18,000	-
NET LOSS	(1,620,177)	(1,281,248)	(2,936,234)	(2,235,428)
Preferred stock dividends	-	12,500	35,250	23,592

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,620,177)	$(1,293,748)	$(2,971,484)	$(2,259,020)

Foreign currency translation	(652,839)	(262,843)	96,447	(322,224)
COMPREHENSIVE LOSS	$(2,273,016)	$(1,556,591)	$(2,875,037)	$(2,581,244)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.03)	$(0.04)

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	90,846,542	59,290,926	86,631,760	53,176,114

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common	Common Stock	Common Stock to be Issued		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Compensation	Total

Balance, December 31, 2005	79,242,114	$792,422	5,173,105	$311,025	$(112,000)	$43,137,898	$(40,736,105)	$312,441	$(105,000)	3,600,681

Stock issued for financing services	250,000	2,500	-	-	-	45,000	-	-	-	47,500
Stock issued upon conversion of prefered shares	4,166,667	41,667	(4,166,667)	(291,667)	-	250,000	-	-	-	-
Stock issued for employment and director services	5,772,500	57,725	-	-	-	554,550	-	-	(612,275)	-
Stock issued for consulting services	2,791,521	27,915	-	-	86,522	121,785	-	-	-	236,222
Stock issued for settlement of debt	960,925	9,607	-	-	-	125,393	-	-	-	135,000
Stock to be issued for settlement of debt	-	-	6,575,180	394,511	-	-	-	-	-	394,511
Stock to be issued in private placements	-	-	8,917,778	401,300	-	-	-	-	-	401,300
Redemption of prefered shares	760,114	7,601	-	31,250	-	30,324	-	-	-	69,175
Prefered stock dividend	267,067	2,671	-	11,250	-	10,653	-	-	-	24,574
Deferred cost recognized	-	-	-	-	-	-	-	-	452,388	452,388
Net loss for period	-	-	-	-	-	-	(2,936,234)	-	-	(2,936,234)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(652,839)	-	(652,839)
Balance, June 30, 2006	94,210,908	$942,108	16,499,396	$857,669	$(25,478)	$44,275,603	$(43,672,339)	$(340,398)	$(264,887)	$1,772,278

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,936,234)	$(2,235,428)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation	111,976	58,996
Amortization of intangible assets	96,059	232,579
Amortization of deferred consulting fees	371,622	172,471
Deferred taxes	(18,000)	--
Bad debt expense	150,000	--
Gain from disposition of discontinued operations	(263,541)	--
Loss on extinguishment of debt	110,463	--
Amortization of deferred compensation	452,388	24,000

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivables	401,881	840,967
(Increase) decrease in prepaid expenses and other current assets	(18,312)	9,050
Decrease in other receivables	--	22,237
Increase (decrease) in accounts payable	500,682	(570,493)
Increase (decrease) in accrued liabilities	5,715	(123,031)
(Decrease) increase in taxes payable	(61,671)	22,171
(Decrease) increase in other current liabilities	(100,923)	178,611
Discontinuned operations	66,855	--
Net Cash Used In Operating Activities	(1,131,040)	(1,367,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	(63,078)	(6,846)
Proceeds from sale of MDI	226,752	-
Acquisition of Cratos Technology Solutions, Inc.	--	(143,249)
Acquisition of Disclosure Plus	--	(89,600)
Net Cash Provided By (Used In) Investing Activities	163,674	(239,695)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	$91,751	$1,483,698
Proceeds from loan payable	385,528	--
Proceeds from common shares to be issued	401,300	--
Advance of notes payable	--	(35,407)
Proceeds received from related parties	75,319	23,628
Preferred stock dividend	--	(23,592)
Proceeds from preferred shares subscription	--	150,000
Payments on leases	(9,954)	(13,276)
Net Cash Provided By Financing Activities	943,944	1,585,051

FOREIGN EXCHANGE GAIN	--	1,150

DECREASE IN CASH	(19,790)	(21,364)

CASH - BEGINNING OF PERIOD	109,789	53,736

CASH - END OF PERIOD	$89,999	$32,372

Non-Cash Transactions:
Issuance of common shares related to acquisition of Disclosureplus	$--	$176,000
Issuance of common shares related to acquisition of Cratos Technology Solutions	$--	$1,947,787
Issuance of common shares to vendor	$--	$467,779
Common shares to be issued for conversion of preferred shares	$291,667	$--
Issuance of common shares for employment/director services	$539,888	$--
Issuance of common shares for consulting services	$236,222	$--
Issuance of common shares for settlement of other liabilities	$135,000	$--
Issuance of common shares for financing services	$47,500	$--
Issuance of common shares for conversion of prefered shares and prefered share dividends	$93,750	$--
Common shares to be issued for settlement of debt	$394,511	--
Note received from sale of MDI	$161,948	$--

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB. The results for the three and six month periods may not be indicative of the results for the entire year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2006. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The consolidated financial statements are expressed in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company’s independent auditors have issued a going concern opinion on the Company’s consolidated financial statements as of December 31, 2005 that raises substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $2,936,234 and incurred negative cash flows from operations of $1,131,040 for the six months ended June 30, 2006 and has a working capital deficiency of $2,956,624 and an accumulated deficit of $43,672,339 at June 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time, management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION - (Continued)

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123 (revised 2004), Shares - Based Payment, (“SFAS No. 123(R)”), which amends, “Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures that will change our accounting for stock-based awards in the future.

SFAS No. 123(R) was adopted in the annual period beginning January 1, 2006. The statement requires companies to adopt the modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share - based awards that remain unvested at the effective date.

The Company has evaluated SFAS 123(R) and has determined that incorporating it as part of its adoption of SFAS 123(R) did not have a material impact on its condensed consolidated financial statements. The Company does not currently have a stock option plan.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

Net (Loss) Per Share
Basic (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the shares used in the calculation of basic net income per share plus the dilutive effect of common share equivalents, such as stock options, using the treasury stock method. Common share equivalents are excluded from the computation of diluted net income (loss) per share if their effect is anti-dilutive. Common share equivalents totaling 6,554,976 shares of common stock have not been included in the calculation of diluted loss per share for the periods presented as their effect would be anti-dilutive.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 2	DISCONTINUED OPERATIONS

During 2005, the Company disposed of Twincentric Limited, which was one of the components of its business which constituted a discontinued operation. In June 2006, the Company disposed of its MDI business, which also represented a component of the Company’s business and which also constituted a discontinued operation.

The loss on the Company’s consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005
Twincentric
Loss from discontinued operations	$-	$(209,831)	$-	$(160,525)

MDI
Gain on disposition	263,541	-	263,541	-
Gain (loss) from discontinued operations	(71,574)	21,974	(53,567)	(28,461)
	191,967	21,974	209,974	(28,461)

Gain (loss) from discontinued operations - net	$191,967	$(187,857)	$209,974	$(188,986)

The net loss on the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 for Twincentric is summarized as follows:

	6 Months Ended June 30, 2005	3 Months Ended June 30, 2005
Revenue	$466,632	$283,387

Salaries and wages	179,443	84,339
Legal and accounting	27,430	22,147
General and administrative	408,286	372,363
Depreciation and amortization	2,498	1,698
Interest expense	9,500	12,671
	627,157	493,218

Net loss	$(160,525)	$(209,831)

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

The net income (loss) on the Company’s consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 for MDI is summarized as follows:

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005
Revenue	$379,304	$413,390	$180,397	$218,300

Direct wages	258,283	243,454	155,356	120,767
Amortization of licensing agreements and other costs	50,000	45,632	22,816	22,816
Salaries and wages	98,107	63,367	62,372	36,532
Legal and accounting	10,776	-	5,867	-
General and administrative	8,915	89,311	5,444	16,211
Interest expense	6,790	87	116	-
	432,871	441,851	251,971	196,326

Net income (loss)	$(53,567)	$(28,461)	$(71,574)	$21,974

The gain on disposition of MDI is comprised as follows:

Cash and note receivable consideration	$388,700
Less:
Tangible net assets	102,242
Intangible net assets	22,917
125,159

Gain on disposition	263,541

NOTE 3	ACCOUNTS RECEIVABLE

The components of accounts receivable, net, as of June 30, 2006 and December 31, 2005 consist of:

	2006	2005

Trade receivables	$3,023,284	$3,597,724
Allowance for doubtful accounts	(99,629)	(101,503)

Accounts receivable, net	2,923,655	$3,496,221

Trade receivables consist primarily of customer receivables for enterprise software and information technology services sold. An imputed interest discount is included in the value of accounts receivable.

As of June 30, 2006, accounts receivable included amounts due from Global Sterling Payments Systems Ltd. (“GSPS”), a related party, totaling $896,932 (December 31, 2005 - $704,281). The Company's Chief Executive Officer is also the Chairman of Global Sterling Payments Systems Ltd. The Company signed a letter of intent to acquire all of the outstanding shares of GSPS during the quarter ended June 30, 2006.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 4	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005

Short term loans (1)	$111,722	$21,272

Bank term loan, seven year term with monthly equal principal payments, bearing interest at the Canadian prime plus 3% (2)	145,023	152,805

Bank term loan, three year term with monthly equal principal payments, bearing interest at the Canadian prime plus 1% (3)	157,594	175,438

Term loan, two year term with equal monthly payments, bearing interest at 20% (4)	367,652	-
	781,991	349,515

Less current portion	432,015	117,576

Long term portion	$349,976	$231,939

(1)
During 2004 and 2005, various related parties loaned the Company, on a short term basis, funds to assist with working capital. Certain of these loans were converted into equity during 2005. The balances outstanding at December 31, 2005 and June 30, 2006 are due on demand and bear no interest.

(2)
On August 17, 2004 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank’s prime rate plus 3%, which as of June 30, 2006 was 9%. This subsidiary’s assets have been pledged as security for this term loan.

(3)
During 2005 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $250,000. Under the terms of the agreement, the loan is repayable over a three year term with principal and interest payments due monthly. Interest on the borrowings is at prime plus 1% which as of June 30, 2006 was 7%. This subsidiary’s assets have been pledged as security for this term loan.

(4)
During 2006, the Company entered into a two year term loan with an unrelated party. The loan is repayable in equal monthly payments and the interest rate on the loan is 20%. In conjunction with this loan, the Company issued the lender 250,000 common shares of the Company, and placed 5,000,000 common shares into escrow as security for the lender. Also see Note 10.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

Future maturities of the Company’s debt as of June 30, 2006 are as follows for each of the twelve months periods ending June 30 of the respective years:

2007	$432,015
2008	244,771
2009	34,145
2010	23,517
Thereafter	47,543
$781,991

NOTE 5	DUE TO RELATED PARTIES

The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due them were $87,182 and $11,863 as of June 30, 2006 and December 31 2005, respectively, and are classified as current liabilities in the accompanying condensed consolidated balance sheets.

The Company has a master services agreement in place with Global Sterling Payment Systems Ltd. (“GSPS”), a related party. This agreement provides for the Company to provide services to GSPS and its wholly owned subsidiary, ePocket Inc. During the three and six month periods respectively, the Company provided services to GSPS totaling nil and $192,651, and these amounts are included in revenue in the Company’s consolidated statements of operations. No services were provided by the Company to GSPS for either the three or six month period ended June 30, 2005.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 7	REDEEMABLE PREFERRED SHARES

The Company has outstanding series C preferred shares which are mandatorily redeemable over 16 quarters through September 30, 2008. The initial value of these shares was $500,000, and the quarterly redemption values are $31,250. These preferred shares have been recorded as debt on the Company’s condensed consolidated balance sheets on the basis that these shares are manditorily redeemable by the Company. After a redemption of $93,750 during the six months ended June 30, 2006, $281,250 of these Series C preferred shares remain outstanding and were yet to be redeemed.

NOTE 8	LINE OF CREDIT

In conjunction with the close of the Cratos acquisition, in May 2005 the Company secured a line of credit with a one year term and annual renewals with a Canadian chartered bank. This line of credit allows for maximum borrowings of $1.5 million CAD and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company’s subsidiary which entered into this facility, as well as personal guarantees by two of the Company’s senior executives. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. As of June 30, 2006, no amounts were available under the Company’s line of credit. As of June 30, 2006, the interest rate on this facility was 6%.

Included in the line of credit are several overdraft facilities maintained by certain subsidiaries of the Company.

NOTE 9	COMMITMENTS AND CONTINGENCIES

TPG Capital Corporation

On March 17, 2000, the Company entered into a consulting agreement with TPG Capital Corporation regarding an inactive reporting shell company that the Company acquired. The consulting agreement provides that one year after the execution of the agreement, (“reset date”), 350,000 common shares issued by the Company under the agreement would be increased or decreased based upon the average closing bid for the Company’s stock 30 days prior to the reset date, so the value of the shares issued will equal $500,000.

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which must be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at December 31, 2005 and June 30, 2006.

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleged was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. The Company appealed this decision and in January 2006 the initial judgment was upheld.

During the six month period ended June 30, 2006, the Company reached a settlement with Orchestral in which it agreed to pay Orchestral the $226,824 which the court had previously ordered payable, along with interest from the date of that judgment totaling $57,224. The interest was recorded in the Company’s consolidated statement of operations for the six month period ended June 30, 2006. Additionally, Orchestral agreed to accept the Company’s common stock in consideration for settlement of this debt. The conversion price for the common stock was a 20% discount to price of the Company’s common stock for the trailing 20 trading day prior to settlement. This settlement resulted in a loss of $110,463, which has been recorded in the Company’s consolidated statement of operations for the six month period ended June 30, 2006. The common stock to be issued by the Company pursuant to this settlement agreement has been recorded in common stock to be issued in the Company’s consolidated balance sheet at June 30, 2006.

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2004, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the Toronto Stock Exchange venture board under the symbol “IFL”. During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO, and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May of 2004, the Company purchased C Comm. In July of 2004, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from Infolink and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action against Infolink, Infolink Technology commenced a proceeding in the same Ontario court against the Company alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. The Company has not yet had to file a defence to any of Infolink’s claims against the Company. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2004 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and, now that he has been removed from management of Infolink, there is little basis for the action to continue.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 10	ACQUISITIONS

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

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

Pro forma results

The following pro forma results of operations reflect the combined results of Activecore, and Cratos for the three and six month periods ended June 30, 2006 and 2005 as if the business combination occurred at the beginning of Activecore’s year. Pro forma financial information giving effect to the acquisition of DP has not been provided on the basis that its results of operations for the relevant periods would not be material to the Company.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenue	$1,582,317	$2,734,094	$3,037,441	$4,182,386
Net loss	$(1,470,177)	$(1,397,710)	$(2,786,234)	$(2,157,546)
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Shares used in basic and diluted loss per share calculation	90,846,542	59,846,795	86,631,760	57,910,163

    These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had actually been completed as of the assumed dates and for the periods presented. The proforma effects of Disclosure Plus Inc are not material to the condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

NOTE 11	COMMON AND PREFERRED SHARES

Common Shares

On February 7, 2006, the Company issued 250,000 common shares to an unrelated party who provided the Company with a two-year term loan. The value of these shares was $47,500 and as of June 30, 2006 $37,605 is recorded in deferred consulting and financing charges.

On March 7, 2006, the Company issued 4,166,667 common shares to the former holders of its entire Class A and B preferred shares. In 2005, these former preferred shareholders agreed with the Company to convert their preferred shares to common shares, and as of December 31, 2005 these shares were included in common stock to be issued.

On March 28, 2006, the Company issued 3,822,500 common shares to numerous employees in exchange for employment services having a fair value of $359,775. As of June 30, 2006, $287,388 of this amount was expensed and $72,387 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 960,000 common shares to two consultants of the Company who will provide services during 2006. These shares have a fair value of $67,200. As of June 30, 2006, $31,600 of this amount had been expensed and $35,600 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 782,353 common shares to two employees in consideration for unpaid wages. The fair value of these common shares was $125,000.

On January 9, 2006, the Company used 1,081,521 shares of Treasury stock with a value of $86,522 to pay a third party for investor relations services.

On April 3, 2006, the Company issued 1,250,000 common shares to several employees in exchange for employment services having a fair value of $147,500. As of June 30, 2006, this entire amount was included in deferred consulting and finance expense.

On April 3, 2006, the Company issued 700,000 shares to two independent directors of the Company having a fair value of $105,000. As of June 30, 2006, $60,000 of this amount had been expensed and $45,000 was included in deferred consulting and financing expense.

On April 24, 2006, the Company issued 750,000 shares to a consultant of the Company having a fair value of $82,500. As of June 30, 2006, $55,000 of this amount had been expensed and $27,500 was included in deferred consulting and financing expense.

On April 24, 2006, the Company issued 178,572 shares to the previous holders of the Company’s Class A and B preferred shares to settle some outstanding accrued dividend payments relating to the period prior to their conversion into common shares. These shares had a fair value of $10,000. This entire amount was applied to accrued interest expense on the Company’s consolidated balance sheet.

On April 24, 2006, the Company issued 1,027,181 shares to the holder of the Company’s Class C preferred shares having a fair value of $85,000. Of this amount, $62,500 related to the redemption of the preferred shares and the remaining $22,500 related to mandatory dividends required on that class of shares.

For all stock issuances completed during the six month period ended June 30, 2006, fair value was determined using the closing value of the Company’s common shares on the date the shares were approved for issuance by the Company’s board of directors.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(Unaudited)

The Company is authorized to issue three series of preferred shares:

Series A and B

On September 14, 2004, the board of directors authorized the issuance of 8,333,333 Series A and 4,167,667 Series B preferred shares which had a purchase price of $0.03 and $0.06, respectively totaling $500,000. With respect to the Series A shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $2.00 for 30 days. With regard to the Series B shares, the Company may force conversion if the trading price of the Company’s common shares exceeds $4.00 for 30 days. These shares have a right of redemption whereby if the stock is not converted within 5 years, the Company, at its option, shall have the right to redeem all outstanding but unconverted shares of series A (same for B) Preferred Stock held by such person by paying to the holder thereof $0.30 (for B, $0.60) per share plus all accrued but unpaid dividends thereon, if any. These shares are not manditorily redeemable. The preferred shareholders will be paid a dividend at the rate of 10% per annum. On December 21, 2005 the Company reached an agreement with the holders of the Series A and B shares to convert their entire holdings of these classes of shares into common shares of the Company. The conversion price in this transaction was higher than the market price of the Company’s commons shares on the conversion agreement date. Specifically, the carrying value of the preferred shares prior to conversion exceeded the fair value of the common stock consideration by $208,333. As a result, and consistent with Emerging Issues Task Force Topic D-42. The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the Company has added back this excess in determining net loss available to common shareholders in its consolidated statement of operations. Additionally, the Company has recorded this excess as an increase to additional paid-in capital in its consolidated balance sheet, consistent with the guidance provided in Staff Accounting Bulletin 5 T. In order to satisfy this conversion agreement, subsequent to December 31, 2005 the Company issued common shares to the former shareholders of the Series A and B preferred shares totaling 4,166,667. These shares were included in common stock to be issued at December 31, 2005, and were subsequently issued during the quarter ended March 31, 2006.

Series C
In 2004, the Company and the International Brotherhood of Electrical Worker’s Union (See Note 7) agreed to settle the outstanding loan of $500,000 into Series C convertible preferred shares. The terms of the Series C preferred stock require the Company to redeem the preferred shares over 16 quarters, commencing on December 31, 2004. The Company shall have the option of paying the quarterly redemptions in the form of cash or common shares. Also the preferred shares will have a 12% annual dividend rate payable quarterly based on the number of preferred shares outstanding at the end of the quarter. As of June 30, 2006 the Company has an obligation to issue common shares with a value of $31,250 in order to satisfy the terms of its Series C Preferred Stock and this amount has been recorded as common shares to be issued within Shareholders' Equity.

The Company completed a series of private placements from May 10, 2006 through June 8, 2006.  The total amount raised through these placements was $401,300.  Total consideration due by the Company in exchange for these private placements is 8,917,778 common shares as well as 2,972,593 warrants to purchase common shares of the Company.  The common shares are expected to be issued in the quarter ending September 30, 2006.  The warrants all have a one-year term, with an exercise price of $0.06.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

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

Overview

ActiveCore Technologies, Inc. (“ActiveCore” or the “Company”) is a Nevada registered Company with its head office in Toronto, Canada, and operations in Canada and the United States. The Company operates within the enterprise software and services market in a sector which has been described by the Gartner Group as that group of vendors of software and services that sell and install “Smart Enterprise Suites” and related products. The Company has organized itself into two distinct divisions to deliver its products and services. The Systems Integration and Migration (SIM) division focuses on large projects in the financial services, insurance, healthcare, education and manufacturing industries. These projects are aimed at protecting the customer’s investment in, improving the functionality of, and extending the life span of their existing information technology systems. The acquisition of Cratos Technologies Solutions Inc. (“Cratos”) during the quarter ended June 30, 2005 was completed in an effort to give this division critical mass. The Corporate Disclosure and Messaging (CDM) division is focused on working with these same and additional customers to provide them with a range of communication and information distribution based products that allow them to leverage existing corporate information and share it with their customers, employees and other stakeholders and facilitates their move towards a Smart Enterprise.

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

Recent Developments

During the quarter ended June 30, 2006, the Company signed a letter of intent to acquire all of the issued and outstanding ordinary shares of Global Sterling Payments Systems Ltd. (“GSPS”), a private U.K. company and a related party, in exchange for 100,000,000 common shares of the Company. The Company already owns a small minority interest of GSPS. GSPS is the parent company of ePocket, a wholly owned subsidiary. This acquisition is expected to close during the Company’s quarter ending September 30, 2006.

ePocket has developed the technology which delivers true electronic cash to the world for the first time, making purchases over the Internet completely secure and anonomous. ePocket enables banks to provide their customers with the ability to withdraw electronic cash in any currency from their regular deposit accounts, and send this electronic cash to merchants or other consumers in order to make payments. Cash created electronically is just like cash, except there are no coins, bills, or plastic cards. Just like cash, electronic cash does not require the identification of a payer. This provides privacy for consumers, and eliminates fraud and identity theft, making ePocket the most cost-effective payment solution for Internet commerce. ePocket payments cost merchants less than any other payment technologies. Their extraordinary cost effectiveness enables merchants to profitably accept very small payments of just one or two dollars. In contrast to other payment schemes, consumers do not have to open additional accounts with a payment intermediary. Consumers do not have to give up any identity or credit information in order to accomplish a payment. This makes ePocket payments completely secure and provides complete privacy for consumers.

In anticipation of closing the GSPS acquisition, the Company made the determination that it would divest itself of its MDI business, which was no longer deemed to be strategic given the fact that the Company was in the process of rebranding itself as a pure-play payment organization. Consequently, the Company sold the business towards the end of the quarter ended June 30, 2006, for cash consideration of $388,700.

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

Results of Operations

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 Compared to the Same Periods Ended June 30, 2005

Overview

During the quarter ended June 30, 2006, the Company recorded revenues of $1.6 million, and a loss from continuing operations of $1.5 million. These amounts compare to revenue of $1.5 million during the quarter ended June 30, 2005, when a loss from continuing operations of $1.1 million was incurred. During the six month period ended June 30, 2006, the Company recorded revenues of $3.0 million, and a loss from continuing operations of $2.6 million. These amounts compare to revenue of $1.6 million during the six month period ended June 30, 2005, when a loss from continuing operations of $1.9 million was incurred. The most significant change from 2005 to 2006 from a revenue perspective was the fact that the Company closed its acquisition of Cratos during the quarter ended June 30, 2005. During this quarter, the Company began consolidating the results of Cratos effective May 1, 2005. As a result, there were two months in 2006 when the Company was recognizing revenue with respect to Cratos where there was no comparative balances during 2005.

Revenues

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
1,582,317	1,409,104	12%	3,037,441	1,553,777	95%

During the three months ended June 30, 2006 the Company generated $1.6 million in revenue from the sale of products and services versus $1.4 million in revenue in the same three month period ended June 30, 2005. The increase in revenue during 2006 was primarily a result of increased revenue from the Company’s ActiveCast division during 2006 as compared to 2005. During 2005 this division was still in its early stages and had fewer revenue producing employees than it did during 2006. For the six month period ended June 30, 2006, total revenue was $3.0 million, which represented a 100% increase from the $1.6 million recorded during the six month period ended June 30, 2005. From a revenue source perspective, the vast majority of the revenue recorded in both 2006 and 2005 was service related, while product related revenue represented only a small percentage of the total. The increase in the six month revenue in 2006 as compared to 2005 was a result of the fact that 2006 had 6 months of Cratos revenue, whereas in 2005 there were only 2 months given that the Cratos acquisition was completed May 1, 2005.

Cost of Sales

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
1,514,097	1,068,985	42%	2,846,082	1,169,114	143%

Cost of sales for the three month period ended June 30, 2006 were $1.5 million, which consisted primarily of direct wages paid to consulting services staff of $1.4 million, and amortization of software licensing agreements of $0.1 million. These amounts are significantly higher than fiscal 2005 when the Company’s cost of sales totaled $1.1 million which was also principally comprised of direct wages for consulting staff. The increase in cost of sales for the three month period relates to the fact that most of the Company’s cost of sales during both periods relates to the Cratos consulting staff, and during 2005 this operation was consolidated for two month whereas in 2006 it was in the Company’s results of operations for three months. For the six month period ended June 30, 2006, cost of sales totaled $2.8 million, which represented an increase of 143% from the six month period ended June 30, 2005. The vast majority of the increase in cost of sales in 2006 as compared to 2005 relates the recent addition of Cratos, whose consulting staff’s costs are in the 2005 results for only 2 months whereas they are in the full six months ended June 30, 2006. Cratos is largely a services organization whose primary costs are its costs to deliver its revenue. The Company’s gross margin decreased from 24% to 8% from the three month period ended June 30, 2005 to the three month period ended June 30, 2006. This decrease was a result of the fact that during 2005 the Company’s Cratos division was working on larger projects than they have been during 2006, and those larger projects afforded the Company higher gross margins.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 were $1.5 million as compared to $1.4 million during the three months ended June 30, 2005. Operating expenses increased for the six month periods from $2.3 million in 2005 to $2.8 million in 2006. After these expenses, the Company recognized a loss from operations of $1.4 million in the three months ended June 30, 2006 versus a loss from operations of $1.1 million in the same quarter ended June 30, 2005. For the six month period ended June 30, 2006, the Company incurred a loss from operations of $2.6 million as compared with a loss of $1.9 million in fiscal 2005.

Salaries and Wages

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
546,786	432,657	26%	1,066,330	683,743	56%

Salaries and wages in 2006 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the three month period ended June 30, 2006, salaries and wages were $0.5 million as compared with $0.4 million during the three month period ended June 30, 2005. For the six month period ended June 30, 2006, the increase in salaries and wages was 56%. The increase in the three month period is primarily a result of the fact that the throughout 2005 the Company made significant headcount additions to its ActiveCast business. As a result, the 2006 Activecast salaries and wages were higher than those incurred during 2005. The increase in the six month period is a result of both the increased expenditures in the Activecast business as well as the fact that stock compensation expense in 2006 was considerably higher than in 2005 as a result of stock compensation provided to both executive management and staff which was not provided in 2005.

Consulting fees

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
156,754	221,081	(29%)	301,457	380,030	(21%)

For the three month period ended June 30, 2006, consulting fees decreased 29% to $0.2 million from $0.2 million as compared to the three month period ended June 30, 2005. For the six month period ended June 30, 2006, this decrease was 21% given that consulting fees for the six month period ended June 30, 2006 were $0.3 million as compared to $0.4 million during the six months ended June 30, 2005. Consulting expenses incurred during the three month period ended June 30, 2005 included approximately $100,000 in one-time termination costs incurred to exit a consulting contract which the Company determined was no longer producing acceptable returns to the organization. Additionally, during the six month period ended June 30, 2005, approximately $50,000 of consulting expense relates to the amortization of deferred consulting costs which relate to assistance in securing certain financing transactions. The amortization of these costs expired later in 2005 and as a result have no comparable balance in consulting expense in 2006.

Legal and Accounting

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
185,531	246,841	(25%)	370,712	320,133	16%

For the three month period ended June 30, 2006, legal and accounting expenses decreased 25% to $185,531 from $246,841 during the three month period ended June 30, 2005. For the six month period ended June 30, 2006, legal and accounting expenses increased slightly by 16% given that legal and accounting expenses for the six month period ended June 30, 2006 were $0.4 million as compared to $0.3 million during the six months ended June 30, 2005. Legal and accounting expenses included legal costs associated with using third party lawyers to act on behalf of the Company in current legal matters. Additionally, the Company has incurred significant legal costs over the past year in an attempt to gain control over Infolink. Accounting costs include audit fees and related costs as well as costs incurred to complete periodic regulatory filings. The Company experienced a decrease in its annual audit fees from 2005 to 2006 and this accounts for the decrease in legal and accounting costs during the three month period ended June 30, 2006 as compared to the same period in 2005.

General and Administrative

Three months ended June 30			Six months ended June 30
2006	2005	% Change	2006	2005	% Change
356,345	328,882	8%	606,186	617,640	(2%)

For the three month period ended June 30, 2006, general and administrative expenses increased 8% to $0.4 million from $0.3 million during the three month period ended June 30, 2005. For the six month period ended June 30, 2006, general and administrative expenses decreased 2%. General and administrative expenses include amounts spent to operate the Company’s various facilities, including rent, office expenses, insurance, and communications, as well as travel expenses. During both the three and six month periods ended June 30, 2006 general and administrative expenses include a $150,000 write-off related to a long-term receivable which the Company determined to be uncollectible.

Other Income/Expenses

	Three months ended June 30			Six months ended June 30
	2006	2005	% Change	2006	2005	% Change
Loss on settlement of debt	(110,463)	--	100%	(110,463)	--	100%
Interest Expense	(229,300)	(38,420)	497%	(377,903)	(116,119)	225%
Foreign Exchange Loss	(32,780)	(3,555)	822%	(67,426)	(37,295)	81%

During the quarter ended June 30, 2006, the Company reached a settlement of its debt to Orchestral Corporation which involved discharging the majority of this liability through common stock of the Company. This transaction was completed using a value of the Company’s common shares which was discounted relative to its then current market price, and this discount resulted in the Company incurring a loss on settlement of debt. Also during the quarter ended June 30, 2006, the Company expended $229,300 in financial interest which was significantly higher than the $38,420 expensed in the quarter ended June 30, 2005. Interest expense for the six month period ended June 30, 2006 totaled $377,903 as compared with $116,119 for the six month period ended June 30, 2005. The increase in interest expense in 2006 as compared with 2005 is a result of new interest bearing facilities which the Company put into place including a loan with a Canadian chartered bank, a term loan with a private institution, as well as interest incurred in relation to certain short-term loans the Company entered into towards the end of 2005 and into 2006. In addition, the Company settled its litigation with Orchestral during the quarter ended June 2006 and agreed to pay interest costs on its outstanding liability and this resulted in a large charge in the three month period ended June 30, 2006.

Foreign exchange losses were $32,780 and $67,426 for the three and six month periods ended June 30, 2006 respectively as compared with $3,555 and $37,295 for the three and six month periods ended June 30, 2005 respectively. These losses are a result of the fluctuation of the U.S. dollar relative to the Canadian dollar.

Discontinued Operations

In the quarter ended June 30, 2006, the Company recorded discontinued operations with respect to its MDI business. The Company recorded a gain on the disposition of this business of $263,541. This gain was a result of the fact that the business was disposed of for cash and note receivable consideration totaling $388,700, and that these businesses had a net book value of $125,159 as of the date of disposition. During the quarter ended June 30, 2006, MDI recorded a loss from operations of $71,574. This compares to a profit of $21,974 during the quarter ended June 30, 2005. For the six month period ended June 30, 2006, the MDI business recorded a net loss of $53,567, compared to a loss of $28,461 for the same period in 2005.

The Company also had discontinued operations with respect to Twincentric for the 2005 periods only. Twincentric was disposed of during the Company’s third quarter of 2005. For the three month period ended June 30, 2005, Twincentric recorded a loss from operation of $209,831, and for the six month period ended June 30, 2005 recorded a loss of $160,525.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company had a net loss of $2,936,234 and incurred negative cash flows from operations of $1,131,040 for the six months ended June 30, 2006 and has a working capital deficiency of $2,956,624 and an accumulated deficit of $43,672,339 at June 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

At June 30, 2006, the Company’s need for cash included satisfying $6,627,042 of current liabilities. The Company’s ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. Additional equity financing in particular is very important to the organization particularly if the Company is successful in acquiring GSPS, given that the Company expects that the investment required to bring the ePocket product into the marketplace will be significant. At June 30, 2006, the Company had $89,999 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

As the Company is currently in the process of acquiring GSPS, its cash needs in the future will involve raising funds to complete this transaction, as well as raising funds to bring the ePocket product into the marketplace. The Company is currently in the process of raising additional financing, which it expects will be in the form of either common stock or a convertible debenture.

The failure of the Company to obtain additional debt and equity funding will have a material adverse effect on the Company’s business and may force the Company to reorganize, reduce its investment in, or otherwise divest of one or more of the Company’s operations, or to reduce the cost of all operations to a lower level of expenditure thereby reducing the Company’s expected revenues and net income in 2006 and beyond.

Consolidated Statement of Cash Flows

Cash on the consolidated balance sheet decreased from $109,789 at December 31, 2005 to $89,999 at June 30, 2006.

Net Cash Used in Operating Activities

For the six months ended June 30, 2006, the net cash used in operating activities was $1,131,040 versus $1,367,870 in the six month period ended June 30, 2005. In the six months ended June 30, 2006, net cash used in operations was less than the Company’s net loss for the respective period, largely as a result of cash generated from accounts receivable of $551,881 and from accounts payable of $500,682 respectively as well ass $860,967 of non-cash items. During the six month period ended June 30, 2005, most of the difference between the Company’s net loss for the period and its use of cash flows from operations was a result of $860,967 generated from accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $163,674 for the six month period ended June 30, 2006. This period’s use of cash is a result of capital asset purchases which were more than offset by the proceeds received from the Sale of the Company's MDI business. For the six months ended June 30, 2005, the Company used $239,695 from investing activities, which was primarily a result of cash used to complete the acquisitions of both DisclosurePlus and Cratos.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $943,944 in the six months ended June 30, 2006. The source of funds was primarily a result of the Company receiving proceeds from a term loan of $385,528 and from the issuance of shares of $401,300 respectively. Which were more than offset by the proceeds received from the Sale of the Company’s MDI business. In the six month period ended June 30, 2005, the Company generated cash flows from financing activities of $1,585,051 which was primarily a result of the Company instituting a line of credit with a Canadian chartered bank which provided proceeds of $1,483,698.

Certain Business Risk Factors

A significant portion of the Company’s net sales are derived from data integration services and from the sale of enterprise software, which are subject to increasing competition, rapid technological change and evolving customer preferences, often resulting in the frequent introduction of new products and short product lifecycles. Accordingly, the Company’s profitability and growth prospects depend upon its ability to continually acquire, develop and market new, commercially successful software products and obtain adequate financing. If the Company is unable to continue to acquire, develop and market commercially successful software products, its operating results and financial condition could be materially adversely affected in the near future.

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

Item 3. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.

Limitations on the Effectiveness of Controls: The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or its internal controls over financial reporting will prevent all error and all fraud. Any Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances for fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions: The Company’s Chief Executive Officer has concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of the end of the period covered to timely alert management to material information relating to the Company.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended June 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

James Cassidy and TPG Corporation

In March of 2000, the Company entered into an agreement (the “TPG Agreement”) with TPG Capital Corporation (“TPG”). Under the TPG Agreement, TPG provided advice and other services to ActiveCore with respect to the acquisition of Erebus Corporation (the “Erebus Acquisition”). The Company pursued the Erebus Acquisition to, among other things, maintain its listing eligibility on the Over the Counter Bulletin Board (“OTCBB”). TPG was the sole stockholder of Erebus Corporation and the Company believes that James Cassidy was a controlling stockholder of TPG.

Under the Erebus Acquisition, the Company purchased Erebus, a non-active entity with securities registered under the Securities Exchange Act of 1934, as amended, to, among other things, retain its listing status on the OTCBB.  At that time, the Company was at risk of losing its listing eligibility under a new national Association of Securities Dealers (“NASD”) listing requirement. Loss of listing eligibility would have resulted in the Company trading in the Pink Sheets.  Management and the board of directors at that time determined that such a development would be detrimental to its stockholders and other investors. The Company consummated the Erebus Acquisition in March of 2000.

Under the TPG Agreement, the Company paid to TPG 200,000 shares of the Company’s common stock, then worth $500,000, and $200,000 in cash. In addition, the TPG Agreement contains a reset provision which obligates the Company to issue additional shares of its common stock so that the total number of shares issued to TPG under the TPG Agreement had a value of $500,000 as of the first anniversary of the effective date of the TPG Agreement. Based on the relative share prices of the Company’s common stock as of March of 2000 and March of 2001, if the Company was required to satisfy the reset provision, the Company would be required to issue to TPG an additional 3,028,378 shares of its common stock (“Reset Shares”).

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

In March of 2005, Mr. Cassidy, as assignee of TPG’s rights under the TPG Agreement, filed a claim in the Superior Court of the District of Columbia against the Company seeking, among other things, the Reset Shares. The Company has engaged a law firm to vigorously defend it against the claim. During the quarter ended June 30, 2006 the action was withdrawn and the Company and Mr. Cassidy agreed to enter into arbitration on the matter and this is now in process with the arbitration board currently being established. No contingent liability has been allocated for any eventual loss on the action.

Pursuant to Rule 405 promulgated under the Securities Act of 1933, as amended, the Company believes that Mr. Cassidy may be deemed to be a “promoter” of the Company. The Company has no ongoing business relationship with Mr. Cassidy and he is not employed by the Company in any manner.

This case is proceeding to arbitration on August 26, 2006 which will take place in Washington, D.C.

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

Orchestral commenced an Application before the Ontario courts to enforce a settlement which it alleged was reached with the Company during the negotiations between its first and second lawsuits. The court ordered that a settlement was enforceable and that $226,824 was owed by the Company to the licensor. The Company appealed this decision and in January 2006 the initial judgment was upheld.

During the six month period ended June 30, 2006, the Company reached a settlement with Orchestral in which it agreed to pay Orchestral the $226,824 which the court had previously ordered payable, along with interest from the date of that judgment totaling $57,224. The interest was recorded in the Company’s consolidated statement of operations for the six month period ended June 30, 2006. Additionally, Orchestral agreed to accept the Company’s common stock in consideration for settlement of this debt. The conversion price for the common stock was a 20% discount to price of the Company’s common stock for the trailing 20 trading day prior to settlement. This settlement resulted in a loss of $110,463, which has been recorded in the Company’s consolidated statement of operations for the six month period ended June 30, 2006. The common stock to be issued by the Company pursuant to this settlement agreement has been recorded in common stock to be issued in the Company’s consolidated balance sheet at June 30, 2006.

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2005, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the TSX Venture Exchange under the symbol “IFL”. During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May 2005, the Company purchased C Comm. In July 2005, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2005 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink with a reduced salary. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue.

Part 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2006, the board of directors authorized the issuance of 40,000 restricted common shares of stock from treasury to unrelated parties (Shai Stern) and an additional 40,000 restricted common shares of stock from treasury to (Seth Farbman) of Vintage Filings, LLC in order to receive long term discounted pricing for issuance of ActiveCore press releases.

On February 9, 2006, the board of directors authorized the issuance 400,000 restricted common shares of stock from treasury as board compensation to two independent members of the board. Stephen Lewis received 200,000 common shares and Steven Smith received 200,000 common shares.

Effective March 1, 2006, the Company completed a reverse split of the common shares on a 1 for 10 ratio and this resulted in the issuance from treasury of the following share amounts in respect of “round-up” for beneficial owners of the common shares: (i) to Cede & Co of 49,995 common shares; (ii) to ADP Clearing of 9 common shares; and (iii) to RBC Dominion Securities of 6 common shares.

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

ACTIVECORE TECHNOLOGIES, INC.

August 14, 2006	By:	/s/Peter J. Hamilton
President and Chief Executive Officer