Form 10QSB/A
period 2006-06-30
ACTIVECORE TECHNOLOGIES INC
filed 2006-08-22
CIK 1011601

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

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

REVENUES	$1,582,317	$1,409,104	$3,037,441	$1,553,777

COST OF SALES
Direct wages	1,427,903	995,350	2,730,080	1,013,923
Amortization of licensing agreements and other costs	86,194	73,635	116,002	155,191
Total Cost of Sales	1,514,097	1,068,985	2,846,082	1,169,114

GROSS PROFIT	68,220	340,119	191,359	384,663

OPERATING EXPENSES
Salaries and wages	546,786	432,657	1,066,330	683,743
Consulting fees	156,754	221,081	301,457	380,030
Research and development	55,000	55,000	110,000	110,000
Legal and accounting	185,531	246,841	370,712	320,133
General and administrative	356,345	328,882	606,186	617,640
Financial advisory fees	106,223	20,997	125,026	49,636
Depreciation & amortization of intangible assets	110,182	86,077	220,064	116,509

Total Operating Expenses	1,516,821	1,391,535	2,799,775	2,277,691

LOSS FROM OPERATIONS	(1,448,601)	(1,051,416)	(2,608,416)	(1,893,028)

OTHER INCOME (EXPENSE)
Loss on settlement of debt	(110,463)	-	(110,463)	-
Interest expense, net	(229,300)	(38,420)	(377,903)	(116,119)
Foreign exchange loss	(32,780)	(3,555)	(67,426)	(37,295)
Total Other Expense	(372,543)	(41,975)	(555,792)	(153,414)

LOSS FROM CONTINUING OPERATIONS	(1,821,144)	(1,093,391)	(3,164,208)	(2,046,422)
Gain (loss) from discontinued operations - net	191,967	(187,857)	209,974	(188,986)
Loss before income taxes	(1,629,177)	(1,281,248)	(2,954,234)	(2,235,428)
Income tax benefit	9,000	-	18,000	-
NET LOSS	(1,620,177)	(1,281,248)	(2,936,234)	(2,235,428)
Preferred stock dividends	-	12,500	35,250	23,592

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,620,177)	$(1,293,748)	$(2,971,484)	$(2,259,020)

Foreign currency translation	(652,839)	(262,843)	96,447	(322,224)
COMPREHENSIVE LOSS	$(2,273,016)	$(1,556,591)	$(2,875,037)	$(2,581,244)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.03)	$(0.04)

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	91,986,396	59,290,926	87,723,547	53,176,114

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

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,936,234)	$(2,235,428)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation	111,976	58,996
Amortization of intangible assets	96,059	232,579
Amortization of deferred consulting fees	371,622	172,471
Deferred taxes	(18,000)	--
Bad debt expense	150,000	--
Gain from disposition of discontinued operations	(263,541)	--
Loss on extinguishment of debt	110,463	--
Amortization of deferred compensation	452,388	24,000

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivables	401,881	840,967
(Increase) decrease in prepaid expenses and other current assets	(18,312)	9,050
Decrease in other receivables	--	22,237
Increase (decrease) in accounts payable	500,682	(570,493)
Increase (decrease) in accrued liabilities	5,715	(123,031)
(Decrease) increase in taxes payable	(61,671)	22,171
(Decrease) increase in other current liabilities	(100,923)	178,611
Discontinuned operations	66,855	--
Net Cash Used In Operating Activities	(1,131,040)	(1,367,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	(63,078)	(6,846)
Proceeds from sale of MDI	226,752	-
Acquisition of Cratos Technology Solutions, Inc.	--	(143,249)
Acquisition of Disclosure Plus	--	(89,600)
Net Cash Provided By (Used In) Investing Activities	163,674	(239,695)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	$91,751	$1,483,698
Proceeds from loan payable	385,528	--
Proceeds from common shares to be issued	401,300	--
Advance of notes payable	--	(35,407)
Proceeds received from related parties	75,319	23,628
Preferred stock dividend	--	(23,592)
Proceeds from preferred shares subscription	--	150,000
Payments on leases	(9,954)	(13,276)
Net Cash Provided By Financing Activities	943,944	1,585,051

FOREIGN EXCHANGE GAIN	3,632	1,150

DECREASE IN CASH	(19,790)	(21,364)

CASH - BEGINNING OF PERIOD	109,789	53,736

CASH - END OF PERIOD	$89,999	$32,372

Non-Cash Transactions:
Issuance of common shares related to acquisition of Disclosureplus	$--	$176,000
Issuance of common shares related to acquisition of Cratos Technology Solutions	$--	$1,947,787
Issuance of common shares to vendor	$--	$467,779
Common shares to be issued for conversion of preferred shares	$291,667	$--
Issuance of common shares for employment/director services	$539,888	$--
Issuance of common shares for consulting services	$236,222	$--
Issuance of common shares for settlement of other liabilities	$135,000	$--
Issuance of common shares for financing services	$47,500	$--
Issuance of common shares for conversion of prefered shares and prefered share dividends	$93,750	$--
Common shares to be issued for settlement of debt	$394,511	--
Note received from sale of MDI	$161,948	$--

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

On April 24, 2006, the Company issued 1,027,181 shares to the holder of the Company’s Class C preferred shares having a fair value of $93,750. Of this amount, $69,175 related to the redemption of the preferred shares and the remaining $24,575 related to mandatory dividends required on that class of shares.

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