Form 10QSB
period 2006-09-30
ACTIVECORE TECHNOLOGIES INC
filed 2006-12-18
CIK 1011601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equities as of the latest practicable date: as of September 30, 2006, there were 114,568,086 outstanding shares of the issuer’s common stock., $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

ACTIVECORE TECHNOLOGIES, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ActiveCore Technologies, Inc. As of September 30, 2006

INDEX TO FINANCIAL STATEMENTS

Page	4	Condensed Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005

Page	5	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Page	6	Condensed Consolidated Statement of Stockholders' Equity (Deficiency) for the Nine Months Ended September 30, 2006 (Unaudited)

Pages	7 - 8	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Pages	9 - 19	Notes to Condensed Consolidated Financial Statements as of September 30, 2006 (Unaudited)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash	$94,007	$109,789
Accounts receivable, net	93,353	3,496,221
Taxes recoverable	131,902	128,095
Deferred consulting and financing expense	225,390	352,750
Prepaid expenses and other current assets	101,165	130,252
Due from related parties	202,510	—
Current assets from discontinued operations	—	209,326
Total Current Assets	848,327	4,426,433

CAPITAL ASSETS	148,873	335,663

OTHER ASSETS
Goodwill and other intangible assets, net	495,201	5,100,982
Deferred consulting and financing expense	17,851	125,505
Other assets from discontinued operations	—	69,343
Total Other Assets	513,052	5,295,830
TOTAL ASSETS	$1,510,252	$10,057,926

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Line of credit	$1,388,698	$1,274,486
Accounts payable	2,830,354	2,141,769
Accrued liabilities	1,146,715	1,050,872
Taxes payable	410,942	484,008
Leases payable, current portion	20,265	18,788
Long-term debt, current portion	350,484	117,576
Deferred tax liability	—	340,736
Due to related parties	169,238	11,863
Other current liabilities	—	42,794
Current liabilities from discontinued operations	—	345,929
Total Current Liabilities	6,316,696	5,828,821

LONG-TERM LIABILITIES
Long-term debt	261,007	231,939
Leases payable, long-term portion	22,698	21,485
Redeemable prefered shares	281,250	375,000
Total Long-Term Liabilities	564,955	628,424
TOTAL LIABILITIES	6,881,651	6,457,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,568,086, and 79,242,114 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	1,145,680	792,422
Common stock to be issued	241,042	311,025
Additional paid-in capital	45,056,733	43,137,898
Accumulated deficit	(51,208,845)	(40,736,105)
Accumulated other comprehensive income (loss)	(398,144)	312,441
Treasury stock	(25,478)	(112,000)
Deferred compensation	(182,387)	(105,000)
Total Stockholders' Equity (Deficiency)	(5,371,399)	3,600,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,510,252	$10,057,926

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

REVENUES	$572,043	$2,708,373	$3,609,484	$4,665,541

COST OF SALES
Direct wages	150,415	1,593,180	2,880,495	2,850,559
Amortization of licensing agreements and other costs	68,465	121,215	184,467	224,618
Total Cost of Sales	218,880	1,714,395	3,064,962	3,075,177

GROSS PROFIT	353,163	993,978	544,522	1,590,364

OPERATING EXPENSES
Salaries and wages	343,912	515,702	1,410,242	937,411
Consulting fees	122,288	131,096	423,745	511,126
Research and development	55,000	55,000	165,000	165,000
Legal and accounting	142,229	281,182	512,941	628,745
General and administrative	993,383	289,288	1,599,569	996,239
Financial advisory fees	13,023	16,043	138,049	65,679
Depreciation & amortization of intangible assets	108,845	84,045	328,909	300,472

Total Operating Expenses	1,778,680	1,372,356	4,578,455	3,604,672

LOSS FROM OPERATIONS	(1,425,517)	(378,378)	(4,033,933)	(2,014,308)

OTHER INCOME (EXPENSE)
Gain/ (loss) on settlement of debt	110,463	(74,463)	—	(74,463)
Interest expense, net	(156,582)	(74,070)	(534,485)	(189,974)
Foreign exchange gain/ (loss)	2,156	31,367	(65,270)	(5,928)
Total Other Expense, net	(43,963)	(117,166)	(599,755)	(270,365)

LOSS FROM CONTINUING OPERATIONS	(1,469,480)	(495,544)	(4,633,688)	(2,284,673)
Loss from discontinued operations - net	(6,029,526)	(15,165)	(5,819,552)	(461,466)
Loss before income taxes	(7,499,006)	(510,709)	(10,453,20)	(2,746,139)
Income tax benefit	9,000	18,600	27,000	18,600
NET LOSS	(7,490,006)	(492,109)	(10,426,240)	(2,727,539)
Preferred stock dividends	11,250	12,500	46,500	36,092

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,501,256)	$(504,609)	$(10,472,7)	$(2,763,631)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(57,746)	(511,109)	(710,585)	(517,748)
COMPREHENSIVE LOSS	$(7,559,0002)	$(1,015,718)	$(11,183,325)	$(3,281,379)

LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS-BASIC AND DILUTED	$(0.02)	$(0.01)	$(0.05)	$(0.04)

GAIN (LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS - BASIC AND DILUTED	$(0.06)	$0.00	$0.09	$0.01

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.08)	$(0.01)	$(0.12)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	96,592,820	61,313,668	90,105,638	55,918,440

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Common	Common Stock	Common Stock to be Issued		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Compensation	Total

Balance, December 31, 2005	79,242,114	$792,422	5,173,105	$311,025	$(112,000)	$43,137,898	$(40,736,105)	$312,441	$(105,000)	3,600,681

Stock issued for financing services	250,000	2,500	—	—	—	45,000	—	—	—	47,500
Stock Issued upon conversion of preferred shares	4,166,667	41,667	(4,166,667)	(291,667)	—	250,000	—	—	—	—
Stock issued for employment and director services	6,772,500	67,725	—	—	—	574,550	—	—	(612,275)	—
Stock issued for consulting services	3,791,521	37,915	—	—	86,522	141,785	—	—	—	236,222
Stock issued for settlement of debt	960,925	9,607	—	—	—	125,393	—	—	—	135,000
Stock to be issued for settlement of debt	,6,575,180	65,752			—	328,759	—	—	—	394,511
Stock to be issued in private placements	11,781,998	117,820	5567,613	179,184	—	412,370	—	—	—	401,300
Redemption of prefered shares	760,114	7,601	—	31,250	—	30,324	—	—	—	69,175
Prefered stock dividend	267,067	2,671	—	11,250	—	10,653	(46,500)	—	—	(21,926)
Deferred cost recognized	—	—	—	—	—	—	—	—	452,388	452,388
Net loss for period	—	—	—	—	—	—	(10,426,240)	—	—	(10,426,240)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(710,585)	—	(652,839)
Balance, September30, 2006	114,568,088	$1,145,680	6,574,051	$241,042	$(25,478)	$45,056,732	$(51,208,845)	$(398,144)	$(264,887)	$1,772,278

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,426,240)	$(2,727,539)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation	232,850	108,113
Amortization of intangible assets	96,059	330,638
Amortization of deferred consulting fees	289,122	398,366
Deferred taxes	(340,736)	—
Bad debt expense	—	—
Loss from disposition of discontinued operations	5,819,552	16,434
Gain on extinguishment of debt	110,463	74,463
Amortization of deferred compensation	534,888

Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in accounts receivables	2,023,565	219,989
(Increase) decrease in prepaid expenses and other current assets	29,974	(154,748)
Decrease in other receivables	—	22,237
Increase (decrease) in accounts payable	292,337	(926,523)
Increase (decrease) in accrued liabilities	50,454	874,020
(Decrease) increase in taxes payable	(58,120)	111,933
(Decrease) increase in other current liabilities	(100,923)	108,978
Discontinuned operations	232,627	—
Net Cash Used In Operating Activities	(1,214,128)	(1,543,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	(126,312)	(66,154)
Proceeds from sale of investments	226,752	250,000
Acquisition of Cratos Technology Solutions, Inc.	—	(143,249)
Acquisition of Disclosure Plus	—	(160,000)
Net Cash Provided By (Used In) Investing Activities	100,440	(119,403)

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from line of credit	$136,224	$1,678,184
Proceeds from loan payable	215,028	—
Proceeds from common shares to be issued	851,875	—
Advance of notes payable	—	(35,407)
Proceeds received from related parties	(45,135)	23,628
Preferred stock dividend	(46,500)	(48,280)
Proceeds from issuance of common stock	—	51,217
Payments on leases	(17,218)	(29,081)
Net Cash Provided By Financing Activities	1,094,274	1,6460,261

FOREIGN EXCHANGE GAIN	3,632	1,150

DECREASE IN CASH	(15,782)	(21,364)

CASH - BEGINNING OF PERIOD	109,789	53,736

CASH - END OF PERIOD	$94,007	$32,105

Non-Cash Transactions:
Issuance of common shares related to acquisition of Disclosureplus	$—	$176,000
Issuance of common shares related to acquisition of Cratos Technology Solutions	$—	$1,947,787
Issuance of common shares to vendor	$—	$467,779
Common shares to be issued for conversion of preferred shares	$291,667	$—
Issuance of common shares for employment/director services	$539,888	$—
Issuance of common shares for consulting services	$266,222	$—
Issuance of common shares for settlement of other liabilities	$135,000	$—
Issuance of common shares for financing services	$47,500	$—
Issuance of common shares for conversion of prefered shares and prefered share dividends	$93,750	$—
Common shares to be issued for settlement of debt	$394,511	$—
Note received from sale of MDI	$161,948	$—

See accompanying notes to condensed consolidated financial statements.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and disclosures required by generally accepted accounting principles "GAAP" for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB. The results for the three and nine month periods may not be indicative of the results for the entire year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the year ended 2006. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $10,472,740 and incurred negative cash flows from operations of $1,140,128 for the nine months ended September 30, 2006 and has a working capital deficiency of $5,468,369 and an accumulated deficit of $51,208,845 at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time, management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 2	DISCONTINUED OPERATIONS

During 2005, the Company disposed of Twincentric Limited, which was one of the components of its business which constituted a discontinued operation. In June 2006, the Company disposed of its MDI business, which also represented a component of the Company’s business and which also constituted a discontinued operation. In August of 2006, the Company disposed of its DisclosurePLUS business which also represented a component of the Company’s business and which also constituted a discontinued operation. In July of 2006, the Company disposed of the two active Cratos “Lift and Shift” contracts due to large losses in this portion of the Cratos business and in Septembert of 2006, the Company ceased work on a large contract in the credit card side of the Cratos business due to very thin gross margins and the vendor’s practice of not paying their accounts within the contracted time frames. The practice of constant late payments by this vendor put extreme pressure on the cash flow required to sustain this portion of the Cratos business and eventually caused key members of the staff to resign, due to late and in some cases non payment of their consulting invoices, and the bank line of credit to be called, these two facts effectively crippled the “Card” portion of the Cratos business and we were unable to continue operations. The Company considers Cratos to be a discontinued operation which also represented a component of the Company’s business. The Company entered into an agreement with one of the former Cratos consultants to service the “Card” contract so that it did not default on its obligation to the client even though the client did not pay many of their outstanding invoices.

The loss on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 is summarized as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005
Twincentric
Loss from discontinued operations	$—	$1,269)	$—	$(445,032)

MDI
Gain on disposition		—	263,541	—
Gain (loss) from discontinued operations	—	46,130	(53,567)	16,617
	—	46,130	209,974	16,617
Gain (loss) from discontinued operations net	$—	$(187,857)	$209,974	$(188,986)

The net loss on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005 for Twincentric is summarized as follows:

	9 Months Ended September 30, 2005	3 Months Ended September 30, 2005
Revenue	$527,398	$50,767

Salaries and wages	552,531	47,385
Legal and accounting	—	—
General and administrative	410,097	1,811
Interest expense	9,802	302
	972,430	49,498

Net loss	$(445,032)	$1,269

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

The net income (loss) on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 for MDI is summarized as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005
Revenue	$376,716	$642,740	$—	$230,144

Direct wages	256,485	379,214	—	99,612
Amortization of licensing agreements and other costs	50,000	68,750	—	22,917
Salaries and wages	97,377	96,249	—	32,880
Legal and accounting	10,776	21,388	—	5,844
General and administrative	8,948	44,588	—	8,328
Interest expense	6,789	15,934	—	14,433
	430,375	626,123	—	184,014

Net income (loss)	$(53,659)	$16,617	$—	$46,130

The gain on disposition of MDI is comprised as follows:

Cash and note receivable consideration	$388,700
Less:
Tangible net assets	102,242
Intangible net assets	22,917
125,159

Gain on disposition	263,541

The net income on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 for Disclosure Plus is summarized as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005
Revenue	$85,556	$61,387	$23,250	$25,938

Direct wages	26,705	16,381	6,975	6,958
Amortization of licensing agreements and other costs	—	—	—	—
Salaries and wages	20,448	7,411	3,494	1,663
Legal and accounting	4,946	—	1,429	—
General and administrative	30,554	30,217	9,715	13,142
Interest expense	293	126	87	73
	82,946	54,135	21,700	21,836

Net income	$2,610	$7,252	$1,550	$4,102

The loss on disposition of Disclosure Plus is comprised as follows:

Cash	$(5,966)

Tangible net assets	(94,432)
Intangible net assets	414,327

Loss on disposition	$(313,929)

The net income (loss) on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 for Cratos is summarized as follows:

	9 Months Ended September 30, 2006	9 Months Ended September 30, 2005	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005
Revenue	$2,798,017	$6,011,286	$117,996	$2,329,289

Cost of sales	2,607,117	4,479,134	6,500	1,614,590

Operating expenses	894,134	271,473	126,719	490,824
	3,501,251	4,750,607	133,219	2,105,414
Net income (loss)	$(703,234)	$1,260,679	$(15,223)	$223,875

The loss on cessation of activities is comprised as follows:

Impairment of fixed assets	$112,869

Impairment of tangible net assets	1,322,104
Impairment of intangible net assets	4,934,941

Loss on disposition	$(6,369,914)

NOTE 3	ACCOUNTS RECEIVABLE

The components of accounts receivable, net, as of September 30, 2006 and December 31, 2005 consist of:

	2006	2005

Trade receivables	$146,520	$3,597,724
Allowance for doubtful accounts	(53,167)	(101,503)
Accounts receivable, net	$93,353	$3,496,221

As of September 30, 2006 trade receivables consist primarily of customer receivables of the C COMM business. Receivables for all other businesses that have been discontinued have been written off. An ongoing attempt will be made to collect some of these receivables and in the case of the receivables related to the “Card” division of Cratos the Company is currently reviewing its legal options.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 4	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005

Short term loans (1)	$17,188	$21,272

Bank term loan, seven year term with monthly equal principal payments, bearing interest at the Canadian prime plus 3% (2)	138,747	152,805

Bank term loan, three year term with monthly equal principal payments, bearing interest at the Canadian prime plus 1% (3)	136,798	175,438

Term loan, two year term with equal monthly payments, bearing interest at 20% (4)	318,758	-
	611,491	349,515

Less current portion	350,484	117,576
Long term portion	$261,007	$231,939

(1)
During 2004 and 2005, various related parties loaned the Company, on a short term basis, funds to assist with working capital. Certain of these loans were converted into equity during 2005. The balances outstanding at December 31, 2005 and September 30, 2006 are due on demand and bear no interest.

(2)
On August 17, 2004 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $220,000. Under the terms of the agreement, the loan is repayable over a seven year term with principal and interest payments due monthly. Interest on the borrowings is the bank’s prime rate plus 3%, which as of September 30, 2006 was 9%. This subsidiary’s assets have been pledged as security for this term loan.

(3)
During 2005 one of the Company’s Canadian subsidiaries obtained a term loan with a Canadian Chartered Bank in the amount of (CAD) $250,000. Under the terms of the agreement, the loan is repayable over a three year term with principal and interest payments due monthly. Interest on the borrowings is at prime plus 1% which as of September 30, 2006 was 7%. This subsidiary’s assets have been pledged as security for this term loan.

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF  SEPTEMBER 30, 2006
(Unaudited)

Future maturities of the Company’s debt as of September 30, 2006 are as follows for each of the twelve months periods ending September 30 of the respective years:

2007	$350,484
2008	178,700
2009	28,220
2010	28,220
Thereafter	25,867
$611,491

NOTE 5	DUE TO RELATED PARTIES

The Company's officers and directors have loaned various amounts to the Company and its subsidiaries to meet operating cash flow requirements. The amounts due to related parties are non-interest bearing and have no specific repayment terms. The balances due them were $169,238 and $11,863 as of September 30, 2006 and December 31 2005, respectively, and are classified as current liabilities in the accompanying condensed consolidated balance sheets.

The Company has a master services agreement in place with Global Sterling Payment Systems Ltd. (“GSPS”), a related party. This agreement provides for the Company to provide services to GSPS and its wholly owned subsidiary, ePocket Inc. During the three and nine month periods ended September 30, 2006 respectively, the Company provided services to GSPS totaling 176,883 and $202,510, and these amounts are included in revenue in the Company’s consolidated statements of operations. No services were provided by the Company to GSPS for either the three or nine month period ended September 30, 2005
With the discontinuance of the Cratos operation the MSA that was put in place to service GSPS will no longer be in effect. With the planned acquisition of GSPS to be completed by year end this would have become a mute point.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 7	REDEEMABLE PREFERRED SHARES

The Company has outstanding series C preferred shares which are mandatorily redeemable over 16 quarters through September 30, 2008. The initial value of these shares was $500,000, and the quarterly redemption values are $31,250. These preferred shares have been recorded as debt on the Company’s condensed consolidated balance sheets on the basis that these shares are manditorily redeemable by the Company. After a redemption of $93,750 during the nine months ended September 30, 2006, $281,250 of these Series C preferred shares remain outstanding and were yet to be redeemed. The balances were $1,500,000 as of September 30, 2006 and $1,253,474 as of December 31, 2005.

NOTE 8	LINE OF CREDIT

In conjunction with the close of the Cratos acquisition, in May 2005 the Company secured a line of credit with a one year term and annual renewals with a Canadian chartered bank. This line of credit allows for maximum borrowings of $1.5 million CAD and bears interest at the rate of prime plus 1%. Security for this facility is comprised of a general security agreement over all of the assets of the Company’s subsidiary which entered into this facility, as well as personal guarantees by two of the Company’s senior executives. Borrowings under this facility may not exceed 85% of specified receivables as defined in the respective credit agreement. As of September 30, 2006, no amounts were available under the Company’s line of credit. As of September 30, 2006, the interest rate on this facility was Canadianprime plus 2.5% on the Canadian dollar balance and U.S prime rate plus 2.5% on the U.S. balance.

Included in the line of credit are several overdraft facilities maintained by certain subsidiaries of the Company.

As of November 20, 2006 the bank has demanded repayment of the loan. During the month of December 2006 the Board of Directors will review a bank sponsored forebearance agreement and decide on an appropriate course of action as this loan is not guaranteed by the parent Company. This loan was called when the Cratos division could no longer service it, due to consistently late payments in the “Card” portion of the business and excessive losses in the “Lift and Shift” portion of the Cratos business.

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

In December, 2005 an arbitrator determined that the Company was obligated to pay TPG Capital Corporation $448,000 to be issued in either common stock which was to be registered by June, 2006 or in cash. The Company recorded an expense of this amount in its consolidated statement of operations for the year ended December 31, 2005 and such amount is included in accrued liabilities at December 31, 2005 and September 30, 2006.

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
AS OF SEPTEMBER 30, 2006
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

During the nine month period ended September 30, 2006, the Company reached a settlement with Orchestral in which it agreed to pay Orchestral the $226,824 which the court had previously ordered payable, along with interest from the date of that judgment totaling $57,224. The interest was recorded in the Company’s condensed consolidated statement of operations for the nine month period ended September 30, 2006. Additionally, Orchestral agreed to accept the Company’s common stock in consideration for settlement of this debt. The conversion price for the common stock was a 20% discount to the price of the Company’s common stock for the trailing 20 trading day prior to settlement. This settlement resulted in a loss of $110,463, which has been recorded in the Company’s consolidated statement of operations for the nine month period ended September 30, 2006. The common stock to be issued by the Company pursuant to this settlement agreement has been recorded in common stock to be issued in the Company’s condensed consolidated balance sheet at September 30, 2006. As of September 30, 2006 the common stock (6,575,180) shares has been issued and is awaiting registration.

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

E.A.W Group Inc., Consulting and Referral Services Inc,Neale Business Consulting Inc., Andrew Wickett and Debbie Gracie-Smith

On November 15, 2006 a legal proceeding was initiated in the Ontario Superior Court by E.A.W Group Inc., Consulting and Referral Services Inc., Neale Business Consulting Inc., Andrew Wickett and Debbie Gracie-Smith. The plaintiffs (Andrew Wickett and Debbie Gracie-Smith) claim damages of 2.5 million Canadian dollars for breach of the Share Purchase Agreement and Registration Rights Agreement. The plaintiff (E.A.W Group) claims damages of $19,871.42 CAD for unpaid salary and $52,672.03 CAD for unpaid commissions. The plaintiff (Consulting and Referral Services Inc.) claims damages of $11,591.66 CAD for unpaid salary and $52,672.03 CAD for unpaid commissions. The plaintiff (Neale Business Consulting Inc.) claims damages of $24,892.00 CAD for unpaid consulting services.

The Company will vigorously defend against this proceeding on the grounds that the plaintiffs were in charge of the Cratos organization and their actions caused great harm to both Cratos and the parent Company.

The Company believes that this case has no merit. The Company will vigorously defend this action.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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
AS OF SEPTEMBER 30, 2006
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

Pro forma results ?????

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

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 11	COMMON AND PREFERRED SHARES

Common Shares

On January 9, 2006, the Company used 1,081,521 shares of Treasury stock with a value of $86,522 to pay a third party for investor relations services.

On February 7, 2006, the Company issued 250,000 common shares to an unrelated party who provided the Company with a two-year term loan. The value of these shares was $47,500 and as of September 30, 2006 $37,605 is recorded in deferred consulting and financing charges.

On March 7, 2006, the Company issued 4,166,667 common shares to the former holders of its entire Class A and B preferred shares. In 2005, these former preferred shareholders agreed with the Company to convert their preferred shares to common shares, and as of December 31, 2005 these shares were included in common stock to be issued.

On March 28, 2006, the Company issued 3,822,500 common shares to numerous employees in exchange for employment services having a fair value of $359,775. As of September 30, 2006, $287,388 of this amount was expensed and $72,387 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 960,000 common shares to two consultants of the Company who will provide services during 2006. These shares have a fair value of $67,200. As of September 30, 2006, $31,600 of this amount had been expensed and $35,600 was included in deferred consulting and financing expense.

On March 28, 2006, the Company issued 782,353 common shares to two employees in consideration for unpaid wages. The fair value of these common shares was $125,000.

On April 3, 2006, the Company issued 1,250,000 common shares to several employees in exchange for employment services having a fair value of $147,500. As of September 30, 2006, this entire amount was included in deferred consulting and finance expense.

On April 3, 2006, the Company issued 700,000 shares to two independent directors of the Company having a fair value of $105,000. As of September 30, 2006, $60,000 of this amount had been expensed and $45,000 was included in deferred consulting and financing expense.

On April 24, 2006, the Company issued 750,000 shares to a consultant of the Company having a fair value of $82,500. As of September 30, 2006, $55,000 of this amount had been expensed and $27,500 was included in deferred consulting and financing expense.

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

On July 10, 2006, 6,575,180 shares were issued to Orchestral Corporation in settlement of the “Power Audit” software distribution agreement. The stock had a value of $394,511.

On August 9,2006, 1,000,000 shares were issued to an employee in payment for services. The stock had a value of $30,000 which was applied to accrued liabilities on the Company’s consolidated balance sheet.

On August 9, 1,000,000 shares were issued to a supplier in payment for services. The stock had a value of $30,000 which was expensed to consulting fees.

During the third quarter, 11,781,998 shares were issued to third parties for a total value of $530,190 as part of a private placement.

 For all stock issuances completed during the nine month period ended September 30, 2006, fair value was determined using the closing value of the Company’s common shares on the date the shares were approved for issuance by the Company’s board of directors.

ACTIVECORE TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

Overview

ActiveCore Technologies, Inc. (“ActiveCore” or the “Company”) is a Nevada registered Company with its head office in Toronto, Canada, and operations in Canada and the United States. During the quarter ended September 30, 2006 the Company took the strategic decision to re-brand itself and become a pure play in the Electronic Payment Technology Industry. As part of this decision the Company entered into a Letter of Intent during the second quarter to acquire GSPS/ePocket and plans to close this acquisition in the fourth quarter of 2006. This was the first major step in achieving the Company’s planned re-branding and shifted the Company’s focus to the “Electonic Payment Technology Market”. During the second quarter the Company divested of the MDI subsidiary and in the third quarter the Company has continued to execute its new strategy by divesting itself of the DisclosurePlus subsidiary, ceasing the operation of the Cratos subsidiary and signing a Letter of Intent to divest itself of the C COMM Network subsidiary. By the end of the fourth quarter of 2006 the Company will have divested of all the subsidiaries that formed the “Smart Enterprise Suites” business. The Company the Systems Integration and Migration (SIM) division and the Corporate Disclosure and Messaging (CDM) division it will retain two core products that were developed by those former divisions (ActiveCAST and ActiveLINK).

The Company’s products now encompass an outbound corporate marketing portal (ActiveCAST), an application and data integration engine (ActiveLINK) and a variety of payment products including the ePocket Digital Coins product set and other payment products that will be introduced over time. The Company will offer ActiveCAST as a Marketing product and/or service to its Merchants that use its Payment Technology products and will use the ActiveLINK product to simplify the implementation of new Merchants and integration to the Merchants existing systems. This rich product set gives ActiveCore the ability to sell and deliver either a full ASP solution or a Licensing solution based on the needs and capabilities of the Customer. ActiveCore’s products are designed to enable the Company’s clients to extend the functions of their current payment systems ,by using the Company’s product sets to offer a cost effective Micro Payment solution, Loyalty programs and a ePocket has developed the technology which delivers true electronic cash to the world for the first time, making purchases over the Internet completely secure and anonymous. ePocket enables banks to provide their customers with the ability to withdraw electronic cash in any currency from their regular deposit accounts, and send this electronic cash to merchants or other consumers in order to make payments. Cash created electronically is just like cash, except there are no coins, bills, or plastic cards. Just like cash, electronic cash does not require the identification of a payer. This provides privacy for consumers, and eliminates fraud and identity theft, making ePocket the most cost-effective payment solution for Internet commerce. ePocket payments cost merchants less than any other payment technologies and this extraordinary cost effectiveness enables merchants to profitably accept very small payments of just one or two dollars. In contrast to other payment schemes, consumers do not have to open additional accounts with a payment intermediary. Consumers do not have to give up any identity or credit information in order to accomplish a payment. This makes ePocket payments completely secure and provides complete privacy for consumers.

Recent Developments

During the quarter ended September 30, 2006, the Company signed a letter of intent to acquire all of the issued and outstanding ordinary shares of Global Sterling Payments Systems Ltd. (“GSPS”), a private U.K. company and a related party, in exchange for 100,000,000 common shares of the Company. The Company already owns a small minority interest of GSPS. GSPS is the parent company of ePocket, a wholly owned subsidiary. This acquisition is expected to close during the Company’s quarter ending December 31, 2006.

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

In anticipation of closing the GSPS acquisition, the Company made the determination that it would divest itself of its DisclosurePLUS business, which was no longer deemed to be strategic given the fact that the Company was in the process of re-branding itself as a pure-play payment organization. Consequently, the Company sold the business towards the end of August 2006, for debt forgiveness of $94,534.

In anticipation of closing the GSPS acquisition, the Company made the determination that it would divest itself of its “Lift andShift” business, which was no longer deemed to be strategic given the fact that the Company was in the process of re-branding itself as a pure-play payment organization. Consequently, the Company sold two active projects at the beginning of the 3rd quarter ended September 30, 2006, for debt forgiveness of $916,087.

In August of 2006 the Company was unable to collect receivables from a large client even though it had completed the work and was unable to pay a number of consultants who subsequently quit causing irreparable harm to the card payment portion of the Cratos business. In September the Company had to discontinue the Cratos business and has written off $1,512,742 in accounts receivable The Company is currently seeking legal advice with regards to the Cratos situation.

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

Results of Operations

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 Compared to the Same Periods Ended September 30, 2005

Overview

During the quarter ended September 30, 2006, the Company recorded revenues of $0.6 million, and a loss from continuing operations of million. These amounts compare to revenue of $2.7 million during the quarter ended September 30, 2005, when a loss from continuing operations of $0.5 million was incurred. During the nine month period ended September 30, 2006, the Company recorded revenues of $3.6 million, and a loss from continuing operations of $4.6 million. These amounts compare to revenue of $4.7 million during the nine month period ended September 30, 2005, when a loss from continuing operations of 2.3 million was incurred. The most significant change from 2005 to 2006 from a revenue perspective was the fact that the Company sold the MDI business in the second quarter quarter of 2006, sold the DisclosurePLUS business in the third quarter of 2006, sold two Cratos “Lift and Shift” projects to a third party and discontinued operating the Cratos GE Money contract during the quarter ended September , 2006. During this third quarter of 2006, the Company had no revenue from MDI, two months of revenue from DisclosurePLUS and one month of revenue from Cratos. As a result, the 2006 third quarter revenue has decreased substantially. Earlier this year the Company made several announcements regarding its change in direction and anticipated a decline in revenue from this decision. It is expected that revenue will continue to decline until the new Payment Technology direction begins to generate new revenue streams.

Revenues

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
572,043	2,708,373	(79%)	3,609,484	4,665,541	(23%)

During the three months ended September 30, 2006 the Company generated $0.6 million in revenue from the sale of products and services versus $2.7 million in revenue in the same three month period ended September 30, 2005. The decrease in revenue during 2006 was primarily a result of discontinued operations that occurred when the Company decided to pursue a new strategic direction as a Payment Technology solution provider.. For the nine month period ended September 30, 2006, total revenue was $3.6 million, which represented a 23% decrease from the $4.7 million recorded during the nine month period ended September 30, 2005. From a revenue source perspective, the vast majority of the revenue recorded in both 2006 and 2005 was service related, while product related revenue represented only a small percentage of the total. The decrease in the nine month revenue in 2006 as compared to 2005 was a direct result of the change in the Company’s strategic direction, the discontinuance of the Cratos division, the divestiture of the MDI business and the divestiture of the Disclosure Plus business.

Cost of Sales

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
218,880	1,714,395	(87%)	3,064,962	3,075,177	— %

Cost of sales for the three month period ended September 30, 2006 were $0.2 million, which consisted primarily of direct wages paid to consulting services staff, the cost of the communication facilities of the C COMM division, , and amortization of software licensing agreements. These amounts are significantly lower than fiscal 2005 when the Company’s cost of sales totaled $1.7 million which was also principally comprised of direct wages for consulting staff. The decrease in cost of sales for the three month period relates to the fact that most of the Company’s cost of sales during both periods relates to the Cratos consulting staff, and during 2005 this operation was consolidated for two month whereas in 2006 it was in the Company’s results of operations for three month and only for the consultants assigned to the GE Money contract as the majority of Cratos consultants left the Company when it sold its two active “Lift and Shift” projects. For the nine month period ended September 30, 2006, cost of sales totaled $3.1 million, which represented a small decrease from the nine month period ended September 30, 2005. denineSeptemberThe Company’s gross margin increased to 62% from 37% from the three month period ended September 30, 2005 to the three month period ended September 30, 2006. This increase was a result of the fact that during 2005 the Company’s Cratos division was working on larger projects than they have been during 2006, and those larger projects afforded the Company smaller gross margins.

Operating Expenses

Total operating expenses for the three months ended September 30, 2006 were $1.8 million as compared to $1.4 million during the three months ended September 30, 2005. Operating expenses increased for the nine month periods from $3.6 million in 2005 to $4.6 million in 2006. After these expenses, the Company recognized a loss from operations of $1.4 million in the three months ended September 30, 2006 versus a loss from operations of $0.4 million in the same quarter ended September 30, 2005. For the nine month period ended September 30, 2006, the Company incurred a loss from operations of $4.0 million as compared with a loss of $2.0 million in fiscal 2005. The increased loss in 2006 was primarily related to the Cratos division which resulted in the Company choosing to discontinue this money losing operation.

Salaries and Wages

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
343,912	515,702	(33)%	1,410,242	937,411	50%

Salaries and wages in 2006 represent the cost of administration and sales and marketing staff except for certain contractors who are shown as consulting costs. For the three month period ended September 30, 2006, salaries and wages were $0.3 million as compared with $0.5 million during the three month period ended September 30, 2005. For the nine month period ended September 30, 2006, the increase in salaries and wages was 50% higher. The decrease in the three month period is primarily a result of the impact of the discontinued operations of MDI, DisclosurePLUS and Cratos.. . The increase in the nine month period is a result of both the increased expenditures in the Activecast business, the impact of Cratos management salaries for seven months as well as the fact that stock compensation expense in 2006 was considerably higher than in 2005 as a result of stock compensation provided to both executive management and staff which was not provided in 2005.

Consulting fees

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
122,288	131,096	(%)	423,745	511,126	(17%)

For the three month period ended September 30, 2006, consulting fees decreased 7% to $0.1 million from $0.1 million as compared to the three month period ended September 30, 2005. For the nine month period ended September 30, 2006, this decrease was 17% given that consulting fees for the nine month period ended September 30, 2006 were $0.4 million as compared to $0.5 million during the nine months ended September 30, 2005. Consulting expenses incurred during the three month period ended June 30, 2005 included approximately $100,000 in one-time termination costs incurred to exit a consulting contract which the Company determined was no longer producing acceptable returns to the organization. Additionally, during the nine month period ended September 30, 2005, approximately $50,000 of consulting expense relates to the amortization of deferred consulting costs which relate to assistance in securing certain financing transactions. The amortization of these costs expired later in 2005 and as a result have no comparable balance in consulting expense in 2006.

Legal and Accounting

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
142,229	281,182	(49%)	512,941	628,745	(18)%

For the three month period ended September 30, 2006, legal and accounting expenses decreased 49% to $0.1 million from $0.3 million during the three month period ended September 30, 2005. For the nine month period ended September 30, 2006, legal and accounting expenses decreased by 18% given that legal and accounting expenses for the nine month period ended September 30, 2006 were $0.5 million as compared to $0.6 million during the nine months ended September 30, 2005. Legal and accounting expenses included legal costs associated with using third party lawyers to act on behalf of the Company in current legal matters. Additionally, the Company has incurred significant legal costs over the past year in an attempt to gain control over Infolink, in the last quarter there have been virtually no costs associated with the InfoLink case. Accounting costs include audit fees and related costs as well as costs incurred to complete periodic regulatory filings. The Company experienced a decrease in its annual audit fees from 2005 to 2006 and this accounts for the decrease in legal and accounting costs during the three month period ended September 30, 2006 as compared to the same period in 2005.

General and Administrative

Three months ended September 30			Nine months ended September 30
2006	2005	% Change	2006	2005	% Change
993,383	289,288	243%	1,599,569	996,239	61%

For the three month period ended September 30, 2006, general and administrative expenses increased 243% to $1.0 million from $0.3 million during the three month period ended September 30, 2005. For the nine month period ended September 30, 2006, general and administrative expenses increased 61%. General and administrative expenses include amounts spent to operate the Company’s various facilities, including rent, office expenses, insurance, and communications, as well as travel expenses. During both the three and nine month periods ended September 30, 2006 general and administrative expenses include a $994,222 write-off related to a receivables which the Company determined to be uncollectible.

Other Income/Expenses

	Three months ended September 30			Nine months ended September 30
	2006	2005	% Change	2006	2005	% Change
Loss on settlement of debt	(110,463)	(74,463)	48%	—	(74,463)	100%
Interest Expense	(156,582)	(74,070)	111%	(534,485)	(189,974)	181%
Foreign Exchange Loss	2,156	31,367	(69)%	(65,270)	(5,928)	008%

Also during the quarter ended September 30, 2006, the Company expended $156,582 in financial interest which was significantly higher than the $74,070 expensed in the quarter ended September 30, 2005. Interest expense for the nine month period ended September 30, 2006 totaled $534,485 as compared with $189,974 for the nine month period ended September 30, 2005. The increase in interest expense in 2006 as compared with 2005 is a result of new interest bearing facilities which the Company put into place including a loan with a Canadian chartered bank, a term loan with a private institution, as well as interest incurred in relation to certain short-term loans the Company entered into towards the end of 2005 and into 2006. In addition, the Company settled its litigation with Orchestral during the quarter ended June 2006 and agreed to pay interest costs on its outstanding liability and this resulted in a large charge in the three month period ended June 30, 2006.

Foreign exchange gains were $2,156 and a loss of $65,270 for the three and nine month periods ended September 30, 2006 respectively as compared with $31,367 and a loss of $5,928 for the three and nine month periods ended September 30, 2005 respectively. These gains and losses are a result of the fluctuation of the U.S. dollar relative to the Canadian dollar.

Discontinued Operations

In the quarter ended September 30, 2006, the Company recorded discontinued operations with respect to its MDI business. The Company recorded a gain on the disposition of this business of $263,541. This gain was a result of the fact that the business was disposed of for cash and note receivable consideration totaling $388,700, and that these businesses had a net book value of $125,159 as of the date of disposition. During the quarter ended September 30, 2006, MDI recorded no operations. This compares to a profit of $46,130 during the quarter ended September 30, 2005. For the nine month period ended September 30, 2006, the MDI business recorded a net loss of $53,659, compared to a profit of $16,617 for the same period in 2005.

 In the quarter ended September 30, 2006, the Company recorded discontinued operations with respect to its Disclosure PLUS business. The Company recorded a loss on the disposition of this business of $313,929. This loss was a result of the fact that the business was disposed of for debt owing to Dean Peloso totaling $94,534, and that this business had a net book value of $533,324 as of the date of disposition. During the quarter ended September 30, 2006, Disclosure PLUS recorded a $1,550 profit from operations. For the nine month period ended September 30, 2006, the Disclosure PLUS business recorded a net profit of $2,610 compared to a profit of $7,252 for the same period in 2005.

 In the quarter ended September 30, 2006, the Company recorded discontinued operations with respect to its Cratos business. The Company recorded a loss on the business of $6,369,914. This loss was a result of the fact that two contracts from this business were disposed for debt owed, and the balance of the business collapsed when a major vendor failed to pay its accounts in a timely fashion resulting in a default in both consulting fees and the bank line of credit payments. During the quarter ended September 30, 2006, Cratos recorded a loss from operations of $15,223. This compares to a profit of $223,875 during the quarter ended September 30, 2005. For the nine month period ended September 30, 2006, the Cratos business recorded a net loss of $703,234, compared to a profit of $1,260,679 for the same period in 2005.

The Company also had discontinued operations with respect to Twincentric for the 2005 periods only. Twincentric was disposed of during the Company’s third quarter of 2005. For the three month period ended September 30, 2005, Twincentric recorded a loss from operation of $1,269, and for the nine month period ended September 30, 2005 recorded a loss of $445,032.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The company had a net loss of $10,426,240 and incurred negative cash flows from operations of $1,214,128 for the nine months ended September 30, 2006 and has a working capital deficiency of $5,468,369 and an accumulated deficit of $51,208,845 at September 30, 2006. These matters raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ability to continue as a going concern is dependent on its ability to raise additional debt and equity financing and to implement its business plan to market and sell its various enterprise software and services. At the current time management anticipates that it will be able to address its need for financing through the execution of private placements of the Company’s shares to both related and unrelated parties.

At September 30, 2006, the Company’s need for cash included satisfying $6,114,186 of current liabilities. The Company’s ability to continue as a going concern is dependent on its ability to raise additional funding through expansion of its current bank facility, an equity injection, a convertible loan and increased sales revenue. Additional equity financing in particular is very important to the organization particularly if the Company is successful in acquiring GSPS, given that the Company expects that the investment required to bring the ePocket product into the marketplace will be significant. At September 30, 2006, the Company had $94,007 of cash on hand. In addition, certain shareholders have also supported the Company by deferring the timing of certain payments from time-to-time or converting shareholders loans into equity. While there is no legal commitment for them to do so, the Company believes that certain shareholders will continue to support the Company in a similar manner.

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

Consolidated Statement of Cash Flows

Cash on the consolidated balance sheet decreased from $109,789 at December 31, 2005 to $94,007 at September 30, 2006.

Net Cash Used in Operating Activities

For the nine months ended September 30, 2006, the net cash used in operating activities was $1,214,128 versus $1,543,639 in the nine month period ended September 30, 2005.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $100,440 for the nine month period ended September 30, 2006. This period’s use of cash is a result of capital asset purchases which were less than the proceeds received from the sale of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,194,274 in the nine months ended September 30, 2006. The source of funds was primarily a result of the Company receiving proceeds from the issuance of shares of $851,875. In the nine month period ended September 30, 2005, the Company generated cash flows from financing activities of $1,640,261 which was primarily a result of the line of credit the company secured in order to finance Cratos as well as the issuance of preferred shares.

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

Item 3. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company is currently reviewing its internal controls and plans to implement improved procedures over the next two quarters.

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

Conclusions: The Company’s Chief Executive Officer has concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures are reasonable but definitely need improvement.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

This case is proceeded to arbitration on August 26, 2006 and the arbitrator found in favor of Mr. Cassidy. The Company was ordered to pay Mr. Cassidy the amount of $448,000 USD payable in shares. The Company has made a provision for this settlement and will issue the appropriate number of shares to Mr. Cassidy and will register them on the next SB2 filing.

The arbitration hearing was held in the second quarter of 2006 and the arbitrator found in favor of Mr. Cassidy. The Company was ordered to pay Mr. Cassidy the amount of $448,000 USD payable in shares. The Company has made a provision for this settlement and will issue the appropriate number of shares to Mr.Casidy and will register them on the next SB2 filing.

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

During the quarter ended September 30, 2006 the Company issued 6,575,180 common shares to Orchestral and will register these shares on the next SB2 filing .

Cesar Correia and InfoLink Technologies Ltd.

From December 2003 to April 2005, the Company was engaged in discussions with certain major shareholders of Infolink Technologies Limited with regard to the potential acquisition of Infolink Technologies Ltd., a public company listed on the TSX Venture Exchange under the symbol “IFL”. During the course of discussions, an offer to purchase was rebuffed by Cesar Correia, the former Chairman of the Board, President and CEO and 34% shareholder of Infolink. At the time, Mr. Correia was told that the Company would purchase another competitor to Infolink, C Comm Network Corporation. In May 2005, the Company purchased C Comm. In July 2005, an unrelated minority shareholder of Infolink commenced an action in Ontario alleging that Mr. Correia has mismanaged Infolink and amongst other things that he had inappropriately obtained funds from the company and converted them to his own purposes. The day prior to the court hearing with regard to the minority shareholder action, Mr. Correia together with Infolink Technology commenced a proceeding in the same Ontario court alleging unfair competition as a result of an alleged improper acquisition of confidential information from Infolink and numerous other causes of action. Meanwhile, the court appointed a monitor and investigator to look into the allegations against Mr. Correia. The court appointed monitor and investigator issued an interim report in October 2005 which found that several of the allegations against Mr. Correia were substantiated. Mr. Correia was removed from the position of Chairman, President and CEO of Infolink and is now an employee of Infolink with a reduced salary. The Company believes that Infolink as a corporate entity will not proceed with any action against the Company as the Company believes that the action was commenced as a defensive move by Mr. Correia and now that he has been removed from management of Infolink there is little basis for the action to continue

E.A.W Group Inc., Consulting and Referral Services Inc.,Neale Business Consulting Inc., Andrew Wickett and Debbie Gracie-Smith

On November 15, 2006 a legal proceeding was initiated in the Ontario Superior Court by E.A.W Group Inc., Consulting and Referral Services Inc., Neale Business Consulting Inc., Andrew Wickett and Debbie Gracie-Smith. The plaintiffs (Andrew Wickett and Debbie Gracie-Smith) claim damages of 2.5 million Canadian dollars for breach of the Share Purchase Agreement and Registration Rights Agreement. The plaintiff (E.A.W Group) claims damages of $19,871.42 CAD for unpaid salary and $52,672.03 CAD for unpaid commissions. The plaintiff (Consulting and Referral Services Inc.) claims damages of $11,591.66 CAD for unpaid salary and $52,672.03 CAD for unpaid commissions. The plaintiff (Neale Business Consulting Inc.) claims damages of $24,892.00 CAD for unpaid consulting services.

The Company will vigorously defend against this proceeding on the grounds that the plaintiffs were in charge of the Cratos organization and their actions caused great harm to both Cratos and the parent Company.

The Company believes that this case has no merit. The Company will vigorously defend this action.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Subsequent Events

On November 1st, 2006 the Company filed a form S8 to significantly reduce debt related to back wages, legal fees and other consulting contracts associated with the re-branding of the Company. The total number of shares issued on this S8 were 63,368,212. For more information regarding the S8, please refer to the actual S8 filing and associated press release of November 1st, 2006 available on EDGAR.

On October 25, 2006 ActiveCore and GSPS signed a binding purchase and sale agreement that has been approved and reviewed by both Boards of Directors. This transaction is expected to close by December 31st, 2006 with the consent of a minimum of 51% of the ActiveCore shareholders. A consent document has been prepared for circulation.

On November 20th, 2006 the financial institution that had a line of credit in place with the Cratos division for 1.5 million dollars issued a letter to Cratos demanding payment of the loan for violation of associated covents and late payments. The Board of Directors of ActiveCore Inc. are reviewing a bank sponsored forebearance agreement and will decide on an appropriate course of action in December 2006. Note- this liability is not guaranteed by ActiveCore Inc. the Parent.

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

ACTIVECORE TECHNOLOGIES, INC.

December 18, 2006	By:	/s/Peter J. Hamilton
President and Chief Executive Officer