Form 10QSB/A
period 2006-09-30
ACTIVECORE TECHNOLOGIES INC
filed 2006-12-18
CIK 1011601

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

ACTIVECORE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	Common	Common Stock	Common Stock to be Issued		Treasury	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Deferred
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Compensation	Total

Balance, December 31, 2005	79,242,114	$792,422	5,173,105	$311,025	$(112,000)	$43,137,898	$(40,736,105)	$312,441	$(105,000)	3,600,681

Stock issued for financing services	250,000	2,500	—	—	—	45,000	—	—	—	47,500
Stock Issued upon conversion of preferred shares	4,166,667	41,667	(4,166,667)	(291,667)	—	250,000	—	—	—	—
Stock issued for employment and director services	6,772,500	67,725	—	—	—	574,550	—	—	(612,275)	30,000
Stock issued for consulting services	3,791,521	37,915	—	—	86,522	141,785	—	—	—	266,222
Stock issued for settlement of debt	960,925	9,607	—	—	—	125,393	—	—	—	135,000
Stock to be issued for settlement of debt	,6,575,180	65,752			—	328,759	—	—	—	394,511
Stock to be issued in private placements	11,781,998	117,820	5567,613	179,184	—	412,370	—	—	—	709,374
Redemption of prefered shares	760,114	7,601	—	31,250	—	30,324	—	—	—	69,175
Prefered stock dividend	267,067	2,671	—	11,250	—	10,653	(46,500)	—	—	(21,926)
Deferred cost recognized	—	—	—	—	—	—	—	—	452,388	452,388
Net loss for period	—	—	—	—	—	—	(10,426,240)	—	—	(10,426,240)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(710,585)	—	(710,585)
Balance, September30, 2006	114,568,088	$1,145,680	6,574,051	$241,042	$(25,478)	$45,056,732	$(51,208,845)	$(398,144)	$(264,887)	$(5,371,400)

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